Form 10-K
period 2000-12-31
DNAPRINT GENOMICS INC
filed 2001-04-02
CIK 1127354

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 For the transition period from ________ to __________

                         Commission file number 0-30119

                             DNAPrint genomics, Inc.
                 (Name of small business issuer in its charter)

                                      Utah

                         (State or other jurisdiction of
                         incorporation or organization)

                                   59-2780520

                      (I.R.S. Employer Identification No.)

             900 Cocoanut Avenue,  Sarasota, FL 34231 (941) 351-4543
(Address of principal executive offices) (Zip Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                            NONE

Securities registered under Section 12(g) of the Exchange Act:

                                      (Title of class)
                                Common Stock, par value $.01


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X _ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.          $33,236

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 29, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $21,975,337.20.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 384,360,986

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE.

Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

Item 1.     Description of Business.

     DNAPrint genomics, Inc. ("DNAPrint genomics" or the "Company") was incorporated in the State of Utah. It is the successor in interest to S.D.E. Holdings I, Inc. ("S.D.E."). S.D.E. was a Nevada corporation registered under
Section 12 of the Securities Exchange Act of 1934 and had no business operations. In October 2000, S.D.E. acquired DNAPrint genomics by a merger, and DNAPrint genomics became the successor registrant under the Securities Exchange Act of 1934. All of the discussion contained in this Report of historical activity relates to the business of DNAPrint genomics.

     For a number of years prior to the merger, DNAPrint genomics was known as Catalyst Communications, Inc. ("Catalyst"). Catalyst had several operating subsidiaries, which conducted a variety of businesses, including operating restaurants and promoting and marketing prepaid phone cards. In early 1999, Catalyst and its subsidiaries filed for protection under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 1999. After a period of dormancy, it acquired DNAPrint genomics, Inc., a Florida corporation. The Company's experienced management team of Tony Frudakis, Ph.D., CEO/President, K. Punniswamy, Senior Vice President of Biostatistics, and Kondragunta Venkateswarlu, Vice President of Bioinformatics, bring the required and necessary expertise to seek to make DNAPrint genomics a profitable company specializing in marketing its information products worldwide through direct sales, licensing agreements, distributorships, and partnering arrangements. DNAPrint genomics is also actively seeking strategic acquisitions of products and companies that fit within its focused growth strategies.

Developmental History

     The Company began with the discovery and development of the TruLine of products - TruSeqTM, SNiPscanTM and TruSpinTM. These products enable cost-effective high-throughput DNA testing, and as such, they precipitated ideas about bringing DNA analysis into the economic reach of the common person, and ultimately resulted in the establishment of the Company's predecessor, GAFF biologic in Sarasota, Florida.

     For the first year, GAFF biologic was a routine DNA testing laboratory, owned by two individuals, Dr. Tony Frudakis and George Frudakis, through the latter person's Company, Pacific-Atlantic. With the acquisition of investment capital, the Company changed its name to DNAPrint genomics and began to execute its business plan. At that time, all assets, machines, talent and patents owned by GAFF biologic were transferred to the Company - in essence, GAFF biologic became DNAPrint genomics.

     GAFF biologic was funded with seed capital of $250,000 in first-round financing. The Company has all capital equipment it needs to function as a full-service STR DNA testing and DNA sequencing facility. The Company was actively engaged in human identification analysis using STR analysis on a routine basis and used its proprietary products to reduce overhead for producing genetic profiles to less than 5% of that for a standard forensic DNA lab. As such, the Company operated close to breaking even.

     By 2000, Dr. Frudakis had teamed with Kondragunta Venketaswarlu,  Ph.D. and
K. Punniswamy, Ph.D. to develop the resulting business plan. Later in 2000, the Company began conducting pharmacogenomics research and development for the generation of new consumer genomics products.

Current Products

     Phenome Database. The Company has developed unique and comprehensive SNP databases through the use of proprietary data mining techniques, software and biochemical research and development. Our work has so far resulted in two distinct databases, one for cancer predisposition screening and the other for drug interactivity screening. Our databases are fully annotated, and contain relevant LocusLink, Medline, UniGene, Entrez, and PubMed information. Another factor that distinguishes our database is that it contains a molecular address for each target SNP that enables rapid application to microchip based screening platforms. The data and annotation that we have compiled does not currently exist in any public database, and we currently enjoy their exclusive use.

     "SNiPdoc" SNP discovery system. The Company maintains a full, cutting edge high throughput polymorphism screening facility, and the SNIPdoc system is the discovery search engine for this facility. SNIPdoc is a software system that aligns raw DNA sequence data from multiple donors, and uses Bayesian statistical routines to find reliable discrepancies between these sequences. The data is formatted and deposited into a relational database system.

     FEMS. DNAPrint Genomics has developed a Front-End Management System (FEMS) software product to manage the workflow of DNA through automated DNA analysis equipment. FEMS is actually a relational database system within which DNAPrint stores information about its blood specimens, polymorphisms and genotypes.

     The most recent versions of FEMS include software that is specifically suited for the design of re-sequencing (sequencing the same gene from multiple donors) experiments starting with raw human genome data files. The software system defines "important" and "unimportant" regions of a human genome DNA sequence file, designs primers to flank pertinent regions of the file and formats these primers for easy oligonucleotide ordering. The software accomplishes in seconds what it previously took a scientist an hour or more to accomplish during the tedious process of experimental design.

     TruSeqTM. This patent-pending product was developed by the Company's scientists. It is a molecular biology reagent that enhances the efficiency of thermocycle enzyme reactions that form the basis for automated DNA cycle sequencing, STR profiling and SNP profiling. TruSeqTM does this by stabilizing the structure and performance of the main enzymes used for these procedures. Since it stabilizes these enzymes, less of the enzyme is needed for each assay. As the cost of the enzyme is responsible for over 90% of the cost of the kits for these procedures, scientists who use TruSeqTM enjoy dramatic cost savings. The performance of the reagent is excellent. Although reactions diluted with other buffers or reagents show generally poor data quality, TruSeqTM-diluted reactions perform as well as undiluted reactions. The product has been independently validated by scientists around the country, and at present, we enjoy its exclusive use.

     Home DNA Specimen Collection Kit. We manufacture a home DNA specimen collection kit called the DNAPrintTM kit. The kit enables the collection of DNA for indefinite storage. A foam tipped swab is used to rub the inside of the subject's cheek, and the DNA collected on the swab (from tiny cells on the surface of the cheek) is then deposited by contact to a preservative card. The card is sealed in a tamper resistant pouch with a desiccant pack and can be stored in a filing cabinet or safe indefinitely. The product is attractive to parents of children who wish to be able to identify their child at a later date through forensic DNA testing (i.e. run-away or kidnapping victim - a replacement for the outdated and ineffective infant footprint). Others are interested in establishing an archive of their DNA for estate planning purposes (to refute illegitimate claims of relation and will challenging after death without exhumation) or are interested in establishing a DNA archive for insurance purposes (for positive post-mortem identification for the life insured after traumatic accident to replace dental records). We sell these kits for $19.95 each, and each costs $5.00 to produce.

Products Under Development

     In addition to the products above, DNAPrint genomics has a variety of products under development.

     Retinome. The Company has tentatively adopted the name Retinome for its first genomics based diagnostic product. This product is expected to enable law enforcement to classify an unknown blood or other body fluid specimen as having been derived from a person with a known eye/hair color. Such a tool would be of value to law enforcement personnel, since many cases each year go unsolved because there were no witnesses. Current DNA testing gives a set of about 13 number pairs that are used to unambiguously identify a person or fluid specimen. The person must have been previously sampled and stored in a database in order for it to be useful to criminologists for matching with anonymous evidence. The Retinome product will give information about the perpetrator without prior sampling. This is because it will extract information from the important regions of the human genome (those that participate in the determination of human physical traits), not the "junk" regions.

     Statnome Product. Statnome is the product we are developing in conjunction with a group of Jacksonville physicians to classify patients as adverse responders or good responders to a class of drugs called statins.
Hypercholesterolemic  and  dyslipidemic  patients  are  at  increased  risk  for atherosclerotic vascular (heart) disease. Currently, these patients are prescribed medications, nicknamed "statins", to ameliorate this risk. Statins function to decrease cholesterol levels by inhibiting a key enzyme (HMG-Co enzyme A reductase) in the cholesterol pathway. According to the National Heart, Lung, and Blood Institute's National Cholesterol Education Program, high cholesterol is one of the key risk factors for heart disease. Heart disease is the number one cause of death for both men and women in the United States, and more than 90 million American adults, or about 50 percent of the population, have elevated blood cholesterol levels. A study published in the New England Journal of Medicine in September 1998 says heart disease deaths have declined steadily over the last 30 years, decreasing by 10.3 percent between 1990 and 1994 alone. This improvement is largely attributable to better prevention of heart disease through the widespread use of statins.

     Notwithstanding the efficacy of this class of drugs, individual patients respond differently to statins based on a variety of inter-individual genetic and environmental differences. About 2-5% of patients are discontinued from statin treatment due to adverse experiences including hepatocellular toxicity (indicated by elevated serum levels of certain liver enzymes), and more rarely, Rhabdomyolysis with acute renal failure. In fact, it is recommended that physicians monitor this toxicity by performing liver function tests prior to, and at 12 weeks following, both the initiation of therapy and any elevation of dose, and periodically thereafter.

     As a recent Time magazine article points out, statins may potentially serve as a useful preventative tool to reduce the risk of heart disease in the general, healthy population. A key impediment for the expansion of the statin market in this way is the danger posed by adverse events associated with use of these drugs. For example, the long-term effects of hepatocellular injury are not clearly understood.

     The Statnome product(s) could potentially help reduce the risk associated with the use of statins in the general population. The Statin project we are conducting is expected to result in several "diagnomics" test solutions for routine patient pre-screening prior to statin prescription. Based on the prevalence of dyslipidemia and hypercholesteremia in the population, such a product could enjoy a market in excess of several billion dollars.

     Ovanome. DNAPrint genomics is working on a genomic based diagnostic tool that could be used to optimally match ovarian cancer patients with the most suitable form and dose of chemotherapy. Currently, cancer patients are treated with anti-cancer drugs whose efficacy is known in terms of population averages. In reality, individual cancer patients exhibit unpredictable and unique responses to virtually all commonly used chemotherapeutic compounds. Since human beings differ by only 0.1% of the bases that make up the human genetic code, individual genetic differences have long been suspected to play a role in this variable drug response. Due to the complex nature of the genetic and environmental factors involved, however, little is currently known about the relationship between genes and drug response. For cancer patients, decisions about treatment regimes are often fateful, and second chances at treatment are usually not successful. A better understanding of the relationship between genes and drug response could obviate the current trial and error process of chemotherapy treatment and guide physicians and patients toward the most optimal treatments at the outset of therapy.

     DNAPrint genomics is also in the process of working out agreements with other universities and companies to apply its proprietary products and resources to other product development projects.

Overview of the Market

     During the past 15 years, the United States has experienced the greatest surge of biotechnology growth ever, with the emergence of the field of human genomics. This emergence was precipitated by a joint investment by the Wellcome Trust and the National Institutes of Health in the Human Genome Project which, with the help of Celera Genomics, has recently been completed. This promises to spawn a new era of smarter diagnostic tests. In fact, the developing life sciences IT market is currently $3.5 billion and is projected to grow to over $9 billion by the end of 2003 (data from IBM life sciences division).

     Because only one or two genomics-based diagnostic testing products have yet been developed, the market for them is not currently known. Nevertheless, the Company can provide some facts about the market for non-genomics (inferior) DNA based tests and target markets for genomics-based products. From this information, one may attempt to extrapolate to the potential for genomics-based applications.

- -    Statins are used by about 2 million people with chronic  hypercholesteremia per year. Reports have suggested that Statins can be used by healthy people to reduce their likelihood of developing this disease, but since these drugs cause liver damage in up to 2% of all recipients, the risk to reward ratio is unacceptable. With the development of genomics-based diagnostics that can define the incompatible before prescription, it may be possible to expand the market for Statins from 2 million to over 200 million.

- -    Non-genomics  based  (i.e.  STR) DNA testing  results  are  accepted in the courts of every state of the union as an irrefutable indicator of individual identity.

- -    Paternity DNA testing,  which uses simple STR  analysis,  is a $100 million industry today. These test results can say nothing about a person's physical traits, since they survey the "junk" regions of the human genome. The only way to survey the important regions, and draw inferences about physical human traits, is through SNP analysis - work that is far more difficult to perform and analyze. Of this $100 million, 90% is partitioned out to fewer than five companies that currently dominate the paternity market. None of these companies possesses genomic analytical tools, and few possess expensive high-throughput genotyping instrumentation. Thus, none are players in the emerging field of personalized medicine. If paternity is a $100 million industry, personalized medicine could become a $100 billion industry.

- -    Unlike  STR-based  products  and  services,  virtually  every person on the planet is a potential customer for a personalized medicine product, and most will be potential customers of multiple personalized medical products (one for each drug they will be taking).

- -    The  scope  of  the  SNP   profiling   market,   through  the  adoption  of
     "personalized medicine" could exceed $50 billion per year by the year 2005.

- -    No DNA testing  companies  currently  exist that do not focus  primarily on paternity analysis or other diagnostic services such as blood testing.

- -    A  consortium  of  about 10  pharmaceutical  companies,  along  with the US government, has invested millions into discovering SNP locations that will form the knowledge base for research such as ours. This knowledge database is intended to foster growth in the sector by providing data to companies free of charge (much like the human genome project, of which this is part). This data has been produced with public funding. The SNP database can be accessed on the web (go to the NCBI web page to access this database directly, or indirectly through LocusLink, MedLine, PubMed, UniGene and OMIM interfaces).

- -    Clinical  trials  cost  the  pharmaceutical   industry  over  $250  billion
     annually, and drug candidates that fail this process, in part because of a lack of SNP cross-examination, cost pharma over half this amount annually.

- -    The average  paternity  case costs a customer  $400.  In the future,  every ordinary patient will have access to a much more valuable service (SNP profiling for application to personalized medicine) for less than $100, pending the development of analytical tools such as ours that enables sense to be made from the data.

- -    There are currently no companies that exist which perform SNP, STR or other
     DNA analysis for personalized medical application. Only two have announced plans to offer very simple SNP tests, of limited value for certain drug reaction problems (PPGx and Orchid, our potential partner).

- -    Most people do not realize that DNA  profiles can be used to enhance  their medical safety.

The Competition

     Compared to fields such as telecom or wireless, there is little significant competition within the pharmacogenomics field. Only about 20 companies in the world have high-throughput genotyping capabilities (25,000 genotypes per day or greater). In addition, data analysis represents a significant barrier to entering the field for many of these companies. In part, this is because Ph.D. level mathematicians and geneticists are required to build the information tools necessary to conduct this type of research. Because of the esoteric nature of the field, high cost of equipment and intellectual property access, and limited personnel, there are only a handful of companies in the world that are fully devoted to pharmacogenomics. Most of these companies practice SNP profiling to accelerate gene discovery and product evaluation for pharmaceutical partners (i.e. studying experimental drugs). In contrast, DNAPrint genomics is focused on drugs with existing markets, and existing consumer genomics markets. To our knowledge, there are only a few other companies whose goals resemble the Company's.

     About ten pharmaceutical companies are engaged in the pharmacogenomic field (the study of genetic variation through SNP analysis). Few are devoted to complex trait determination through SNP profiling; most are focused on single gene disorders and phenotypes. Some of the more sophisticated players in the pharmaceutical industry include Curagen (which has had success with Type II diabetes), Millinium (which has had success with arteriosclerosis and heart disease), and Warner-Lambert, GenSet, Parke Davis and Glaxo Wellcome, which have had success with various drug interactivity traits.

     There are over 1,000 drugs with adverse events or variable efficacy in the Physicians Desk Reference. Since a pharmacogenomics drug study costs in the millions of dollars, and since most of the handful of companies with expertise in this field are focused on experimental drugs (not in the Physicians Desk Reference), the Company believes that the competition landscape is favorable.

     Most other current DNA testing facilities focus on paternity determination using the STR technique. These are LabCorp, the market leader, IdentiGene Corp., ReliaGene Corp., LifeCodes Corp., GeneLex Corp., GeneScreen Corp. the Bode Technology Group and DNA Identification Services. None of these companies targets their services for other than the paternity market, and none could be considered a research and development or pharmacogenomics company. Non-commercial leaders in the field of DNA testing include the Armed Forces DNA Identification Laboratory (AFDIL), The FBI Laboratory and the Lawrence Livermore National Laboratory.

Intellectual Property

      The following is a list of the Company's intellectual property:

     Trademarks. All common law, state and /or federal rights in the United States in the following:

      1.    DNAPrint, U.S. Trademark Serial No 75/924118 Filed 2/22/2000.

      2.    PHENOME, U.S. Trademark Serial No 75/927,822, Filed 2/25/2000.

      3.    TRUSPIN, U.S. Trademark Serial No. 75/924,316, Filed 2/22/2000.

      4.    SNIPDOC, U.S. Trademark Serial No. 75/924,117, Filed 2/22/2000.

      5.    SNIPSCAN, U.S. Trademark Serial No. 75/924,316, Filed 2/22/2000.

     Copyrights. DNAPrint genomics has initiated efforts to copyright the PHENOME database.

     Patent Applications.

     METHODS AND APPARATUS FOR USE IN PROCESSING GENE SEQUENCE DATA Domestic Serial No.: 60/252,951

     METHODS  AND  FORMULATIONS   FOR  DNA  SEQUENCING.   Domestic  Serial  No.:
     60/171,688

     DNAPrint genomics has the rights to license, sell or partner its products exclusively within the United States and abroad, subject to the terms of the option with Orchid Biosciences. On October 24, 2000, DNAPrint genomics announced an Option agreement with Orchid Biosciences (NASD: ORCH) of Princeton NJ, a leader in high-throughput genotyping. Under the terms of the agreement, Orchid provided DNAPrint an up-front payment for the option to negotiate exclusively for a license to co-develop and/or co-commercialize certain DNAPrint products in the future. The agreement provides DNAPrint with a potential distribution channel and applies to products DNAPrint genomics is currently developing and will develop in the near future.

Marketing

     DNAPrint genomics believes that with more expansive and better marketing strategies significant opportunities for growth are possible. The number of individuals seeking solutions for vexing worries about drug use is growing. Baby boomers are proactive about their health and recent studies show that most are willing to pay for genomics-based diagnostics tests that prevent adverse drug reactions even if they have to pay out of their own pocket. Interest in genomics and human genetics, and personalized medicine is growing domestically, as well as internationally, and was invigorated by the recently completed human genome project.

      The Company's approach to commercialization of its products is unique. We have adopted the "partner early and often" approach to commercializing our products, and our relationship with Orchid is an example of this approach in action. We firmly believe that the marketing of medical products is most economically and effectively undertaken by those with the established product development infrastructures that have done it many times before. Partnering a product to an expert organization for market penetration, testing and validation is a smart way for DNAPrint genomics to free itself of these time and money consuming tasks so that new products can be developed. In this way, we can increase the number of revenue generating products in our portfolio at the maximum rate. This is a particularly good business model for genomics-based diagnostics, which the FDA has not yet decided how to treat. Partners who agree to commercialize our products are essentially taking much of the risk associated with the regulatory unknowns out of our hands.

Pharmacogenomics Market

      The largest potential for growth is in the consumer genomics sector both here and abroad. Drug compatibility testing may someday be required when such tests exist for a given drug. Many believe that such testing would be an ethical necessity. This type of requirement is not likely to develop until the first few tests are brought to market and publicized. The first few products could cause the market for our products to expand dramatically. These first few products may have recently been developed. Genaissance has published one of the first gene-based prediction tools for an asthma medication. "Personalized" HIV genotyping systems are currently, and just recently, marketed by PE Applied Biosystems.

      Management expects that with proper marketing to the medical community, the demand for the Company's products will increase. DNAPrint genomics plans to market its products through marketing partners, and sees a particularly strong marketing campaign to target the vast baby boomer market as this population ages and begins to consume more pharmaceutical products. In addition, because of its physical proximity to the elderly in Florida, the Company is preparing a campaign to publicize its existence and industry to this target group through colorful magnetic signs placed on employee cars and newspaper ads (which will also serve to recruit blood donors for the Company's research). DNAPrint genomics will continue to market itself to other companies in the genomics sector through regular presentation at scientific meetings.

Meetings Presented -2000-2001

      Eighth Annual BioPartnering Europe, Queen Elizabeth Conference Center, London England held in London October 16-17, 2000. DNAPrint genomics was one of only five emerging companies that were invited to present at this conference. The purpose of the meeting was to bring together less well known companies and established biopharmaceutical companies to explore opportunities for mutually beneficial partnerships and collaborations. The conference was sponsored by Technology Vision Group LLC, (www.biopartnering.com/bpe) and hosted 100 innovative biopharmaceutical and diagnostics companies, and several hundred more established companies. The meeting involved 416 companies from 22 different countries, and the conference is the premier European venue for showcasing innovative biopharmaceutical and diagnostics companies from Europe, North America, Japan and the rest of the world. The theme of the eighth annual meeting was "Investing in Electronic Research and Development: New partnerships arising from the convergence of chemistry, biology, computing and automation." Presentation at the conference was by invitation only and Emerging Company Presentation invitations are prestigious. As an Emerging Company Presenter, Dr. Frudakis presented a Company profile before a captive audience in the main plenary hall, focusing on the Company's science and technology, partnering strategy, developmental programs and capabilities, commercialization plans and product opportunities.

      Genomic Partnering Conference, March 3-4, 2001, San Francisco, CA. The conference, which showcases the emerging companies in the genomics field, is sponsored by the Cambridge Healthtech Institute (http://www.healthtech.com) and serves as a forum through which companies engaged in cutting-edge genomics research can continue to grow through partnership. At the conference, Dr. Tony Frudakis presented data outlining DNAPrint's geometric modeling approach to genetic pattern discovery, as well as outline accomplishments related to the construction of DNAPrint's high-resolution SNP and Haplotype maps, software algorithms and pharmacogenomics knowledge base.

International Sales

      Solicitation of prospective customers in Canada, South and Central America, Asia and Europe can result in considerable additional business. Studies indicate that since these economies are less robust than ours, genetic and biotechnological research lags behind. The result of this is there is a dearth of genetic data for these world populations, and the generation of pharmacogenomics products is not possible without this genetic data. Specifically, allelic frequencies for these populations need to be documented in important drug metabolism and target genes if pharmacogenomics products are going to be developed to serve them. Thus, being the first to conduct research and development and eventually enter some of these niche markets with products, such as Brazil or Malaysia, would give DNAPrint genomics an obvious advantage. This could provide increased funding to the Company by many of these governments who are eager to catch up with the rest of the biotechnology world. DNAPrint genomics intends to pursue this market by preparing grant applications to the funding agencies of these governments. This represents a model for how DNAPrint genomics intends to acquire niche genetic data and products, and DNAPrint genomics plans to duplicate this effort to attract potential partners in various other foreign countries.

      The marketing plan is to choose  partners in each of these  countries that
a) give us a legal and logical basis to ask their government for money, and b) to market the products that result from our work. These companies should be financially capable to, under license, set up and market the Company's information products in their countries on an exclusive basis. DNAPrint genomics, through US partners, plans to assist in the development of packaging for diagnostic kits sold within their particular country and cultural biases and preferences, supply insight in product knowledge and furnish advice on valid procedures for effective advertising and marketing. DNAPrint genomics expects to receive royalties on total sales and intends to enter into mutually agreeable minimum volume targets. In certain situations where conditions allow, DNAPrint genomics will also entertain working with sales representatives abroad and shipping directly from the United States. We project this only in areas where foreign governmental regulations, duties, taxes, shipping charges and payment difficulties do not have a negative impact upon our profits. We have begun implementation, and an affiliate office is currently open in Canada for that market.

Institutional, Governmental, and Direct Business Sales

      Our forensic products (i.e. Retinome) are expected to attract interest from federal law enforcement agencies, state forensic laboratories, penal institutions, government agencies and private businesses where anonymous blood sample phenotypes are needed. This leads us to the conclusion that with a professional and organized program DNAPrint genomics can tap this area for substantial increases in sales. As it proceeds with its development, DNAPrint genomics plans to initiate a multi-faceted approach to attain this business.

1. DNAPrint genomics plans to establish a network of commissioned marketing partners to address this market.

2. An advertising program would likely target these groups through magazine ad placement (i.e. Police Chief, Law Enforcement etc.), and through presence at forensic meetings.

3. A direct mail program to these groups is also likely. The Company's partners will produce and mail offers on a controlled basis.

4. Attendance at applicable trade shows. DNAPrint genomics plans to exhibit at tradeshows and fairs where its products will attract interested customers.

Strategic Acquisitions

      DNAPrint genomics is always examining relations and strategic acquisitions of similar and complementing companies. Acquisition will be evaluated on a per deal basis.

Licensing & Partnering Agreements

      An agreement with Orchid Biosciences, Inc., has been finalized and is described in the marketing section. This Agreement has given DNAPrint genomics a partner with which to further develop and commercialize its genomics properties, as well as a high quality, high profile genomics partner with advanced techniques, and a marketing program that covers all facets of product maturation from preliminary lead to FDA-approved product.

Establishment of Distribution Channels

      With the conclusion of the agreement with Orchid, DNAPrint genomics has a potential licensee who will sell and ship our genomics-based diagnostic products to licensed hospital laboratories, licensed contract research organizations and other licensed users. The advantage of using an affiliate such as Orchid is that DNAPrint genomics can take advantage of Orchid's name recognition, market leadership and personnel force. Further, Orchid is an expert in the mechanics of the construction of mass produced SNP kits. They also have significant market penetration through the placement of their SNP genotyping platform systems, which will use these kits.

Improved Efficiencies

      DNAPrint genomics is continually involved in making its present program more efficient and productive through ongoing evaluation of commercialization strategies with partners. Proper marketing by the Company's partners is vital for DNAPrint genomics to achieve pharmacogenomics market share. Advertising methods are expected to include television advertisement on cable health channels, magazine advertisements in certain target magazines (such as Golf, for example, for our Statnome product) etc.

      The Company's growth will allow us to diversify the users of our products into large specific targeted demographics. DNAPrint genomics, through its partners, will use four main strategies for gaining users: Tertiary Strategic Partnerships, Cross Promotion, Viral Marketing and Media Advertising.

Market Demographics

      The primary customers of the Company's genomics-based diagnostic products will be educated baby boomers who are proactive about safeguarding their health. Many of these people are Internet users who are exposed to hundreds of banner ads a day. As the number of Internet users grows from 130 million in 1999 to an estimated 350 million by 2003, the number of people aware of our mission and products will increase as well. Other factors that will increase the percentage of the population that uses personalized medicine products include the publication of negative drug reaction experiences. Patients are damaged by incompatible drugs every day, but little attention is given to this problem because there is little a physician can do to avoid it. With the advent of our products, this will no longer be true, and publicizing medication horror stories will help form a market for our products.

Item 2.     Description of Property.

      The Company leases its space at 900 Cocoanut Avenue, Sarasota, Florida from Pacific Atlantic Corporation, a corporation controlled by George Frudakis, an affiliate of the Company. On October 15, 2000, the Company entered into a triple net lease for this space, consisting of approximately 4,000 square feet of laboratory and office space. The lease runs for 10 years at $5,200 per month plus increases annually based on increases in the Consumer Price Index.

Item 3.     Legal Proceedings.

      NONE

Item 4.     Submission of Matters to a Vote of Security Holders.

      NONE

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

  The Company's common stock is quoted on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for the Company's common stock during its last two fiscal years.

Summary Of Quarterly High & Low Price Of Common Stock:  1999-2000

- ---------------------------------------------------------------------------
         QUARTER                  HIGH BID                 LOW BID
- ---------------------------------------------------------------------------
1st Quarter 1999                   0.055                    0.011
- ---------------------------------------------------------------------------
2nd Quarter 1999                    0.06                    0.025
- ---------------------------------------------------------------------------
3rd Quarter 1999                   0.125                    0.015
- ---------------------------------------------------------------------------
4th Quarter 1999                    0.08                    0.02
- ---------------------------------------------------------------------------
1st Quarter 2000                    0.09                    0.02
- ---------------------------------------------------------------------------
2nd Quarter 2000                    0.07                    0.02
- ---------------------------------------------------------------------------
3rd Quarter 2000                   0.375                    0.04
- ---------------------------------------------------------------------------
4th Quarter 2000                    0.27                    0.102
- ---------------------------------------------------------------------------


      The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the CNBC.com web site.

      As of February 28, 2001, there were 598 owners of record of the Company's common stock.

      The Company has never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of the Board of Directors of the Company, and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Sales of Unregistered Securities

      On October 1, 1999, the Company issued 125,000,000 shares of its common stock in connection with its pending bankruptcy case. In consideration of the stock, the purchaser relinquished bankruptcy claims in excess of $2,500,000. The stock was issued to a single accredited investor in a transaction that the Company believes was exempt from registration under Section 4(2) of the Securities Act of 1933.

      In early January 2000, the Company issued 8,000,000 shares of common stock as an inducement to enter into a contract to provide advertising, marketing, and consulting services in connection with a hotel development the Company was planning. The stock was issued to a single accredited investor in a transaction that the Company believes was exempt from registration under Section 4(2) of the Securities Act of 1933.

      On January 31, 2000, the Company acquired a 17-acre tract of undeveloped land in Apex, North Carolina valued at $2,000,000 for 30,000,000 shares of common stock. The stock was issued to a limited number of investors in a transaction that the Company believes was exempt from registration under Section 4(2) of the Securities Act of 1933.

      On August 18, 2000, the Company acquired DNAPrint genomics, Inc., a Florida Corporation. DNA was incorporated under the laws of the State of Florida in May 2000 and specialized in the construction of electronic facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research. In the acquisition the Company issued 192,000,000 shares of common stock. The stock was issued to a limited number of investors in a transaction that the Company believes was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

      The following discussion should be read in conjunction with the financial data appearing elsewhere in this report.

Results of Operations

      Although the Company has been in existence for a number of years, management's efforts to develop the Company's business have not yet resulted in generation of significant revenues. To date, management's efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of the Company's products. Until potential customers are convinced of the viability of the Company's technology, it is unlikely that the Company will generate significant revenue. The following discussion of the Company`s historical financial results should be read against that background.

Year ended December 31, 2000 vs. year ended December 31, 1999

     The calendar year 2000 vs. 1999 was affected significantly by the bankruptcy of Catalyst Communications, Inc. (Fla.), a wholly-owned subsidiary that accrued losses in excess of $20,000,000 resulting from racing sponsorship obligations in 1999. Catalyst was dissolved thereafter, and these expenses are not expected to occur in the future.

      At this stage of its development, the Company's revenues consist primarily of sales of products incidental to research activities. For the year ended December 31, 2000, revenues decreased from $133,187 in 1999 to $33,226, a decrease of $99,961, or 75%. The decrease was a result of a change in focus to almost pure research from incidental genomics sales. For the same period, cost of sales declined from $51,893 in 1999 to $4,039, a reduction of 92%, resulting in an increased gross profit margin of 88%, as compared to 39% for 1999. Management believes that a change in product mix caused the increase in margin. Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that the Company may attain if its long-term goals are achieved.

      In 2000, the largest component of the Company's operating expenses was research and development, which consist of laboratory supplies, equipment rental, facilities and employment-related costs. These costs increased from $19,833 in 1999 to $313,776 in 2000, an increase of $293,943, or 1,482%. The increase is a result of the Company's commitment to increased research beginning in the summer of 2000. Another significant component of the Company's operating expenses is general and administrative. This component declined by $20,000,000 due to the cessation of the racing sponsorship activity described above. Current expenses resulted from (i) legal fees associated with the Company's patent activities and its preparation of securities law filings, (ii) accounting fees associated with preparing the audited financial statements contained in this Form 10-K and costs associated with the acquisition of DNAPrint genomics, Inc. (Florida), and (iii) advertising costs from a hotel venture which has since been abandoned.

      Other  income  from the  right  of first  refusal  agreement  with  Orchid
Biosciences, Inc., ("Orchid") was $350,000 in 2000. This agreement grants Orchid, under certain circumstances, in the event we decide to sell any technologies developed from certain equipment and supplies, to match the price of another purchaser so they can acquire such technology. The Company does not anticipate a recurrence of this arrangement in the future.

Future Periods

      Management expects that personnel costs will increase substantially in 2001 and future years as the Company expands its research efforts. Most of the Company's other operating expenses, however, are expected to grow with time and expansion. Management believes that the level of professional fees paid by the Company in 1999 and 2000 will decline. We will increase rents and insurance and utilities because of our new facility. We will also require testing to establish the efficacy of our products as current research and development matures and as its products are exposed to the marketplace through the efforts of its licensees. Management expects to see the results of these efforts beginning in 2001.

Liquidity and Capital Resources

General

      The Company's operating requirements generated a small cash flow from operations as it continues to engage in testing and development of its products. The Company's cash provided by operating activities for 2000 was $24,460. The Company also invested in equipment of approximately $599,370 in 2000, as compared to $-0- in 1999. The resulting cash shortfall was financed primarily through related party advances and the collection of stock subscriptions.

      Based upon the Company's current plans, the Company anticipates that it will need to seek additional financing. The Company is pursuing entering into license agreements with entities for the distribution of its products. Pursuit of licensing relationships is in its early stages, however, and it is difficult to predict what revenue stream, if any, they will generate.

      The Company does not expect its revenue stream to be sufficient to cover costs of operations in the immediate future. The Company expects that it will continue to be required to raise capital to fund operations at least through the second quarter of 2002. The Company will attempt to raise this capital by borrowing, but no lender has issued a binding commitment to the Company. Therefore, the Company expects to engage in one or more private placements of common stock to fund its operating needs. The Company has engaged in discussions with several parties who have expressed interest in assisting the Company in such a private offering. Management is confident that private equity financing will be available to fund it until revenues from operations are sufficient to fund operations.

Capital Expenditures

      Management intends to make significant capital expenditures in the coming year. The Company's minimum needs are approximately $250,000, which it believes can be leased, but it intends to raise capital to acquire $2,000,000 of additional facilities. If it is unable to raise the capital needed to acquire the equipment, it will greatly curtail planned operations. No assurance can be given that we will raise the needed capital.

Staffing

      The Company plans to increase its work force. Currently, the Company has five full-time employees. The Company plans to add three research scientists to develop its products. Upon development of the products, the Company's marketing plan does not call for building a sales force to sell to end-users but instead to license the technology to market segment leaders with existing sales forces. The Company will train these sales forces to sell the Company's products and to provide technical assistance through quarterly service to the systems. The Company also intends to add additional help in the accounting, administrative and investor relations areas. Management expects to add at least four employees in 2001. The cost of these additional employees is expected to be in excess of $250,000 in 2001.

Item 7.     Financial Statements.


                             DNAPrint genomics, Inc.
                          (A development stage company)

                        Consolidated Financial Statements

                                December 31, 2000

                      HOWARD R. WOMELDORPH, JR. C.P.A., PA

                           Certified Public Accountant
        7648 Lockwood Ridge Road, Sarasota, Florida 34243 (941) 351-3561
================================================================================




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DNAPrint genomics, Inc., Subsidiaries



      I have audited the accompanying consolidated balance sheet of DNAPrint genomics, Inc., and subsidiaries as of December 31, 2000, and the related consolidated statements of loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

      I have conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for our opinion.

      In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNAPrint genomics, Inc. and subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

      As more fully discussed in Note 8, the 1999 consolidated financial statements have been restated to reflect the pooling of interests with DNAPrint genomics, Inc., (Florida).

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's recurring losses from operations and net accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HOWARD R. WOMELDORPH, JR. C.P.A., PA
Certified Public Accountant

                             DNAPrint genomics, Inc.
                           Consolidated Balance Sheet
                          (A development stage company)


                                     ASSETS

                                                      December 31, 2000
                                                      -----------------
CURRENT ASSETS

Cash                                                  $       16,724
Accounts Receivable                                              500
                                                      -----------------
          Total Current Assets                        $       17,224
                                                      -----------------


PROPERTY AND EQUIPMENT

     Equipment                                               576,732
     Construction In Process                                  34,000
     Less Accumulated Depreciation                           (36,845)
                                                      -----------------
          Total Property and Equipment                $      573,887
                                                      -----------------
OTHER ASSETS

     Long-Term Investments                                    36,917
                                                      -----------------
          Total Other Assets                          $       36,917
                                                      -----------------
          TOTAL ASSETS                                $      628,028
                                                      =================


The accompanying notes are an integral part of these consolidated financial statements.

                             DNAPrint genomics, Inc.
                           Consolidated Balance Sheet
                          (A development stage company)


                       LIABILITIES AND STOCKHODERS' EQUITY

                                                          December 31,
                                                              2000
                                                          ------------
LIABILITIES

     Accounts Payable                                     $   204,667
     Due to Affiliate - Tampa Bay Financial                    47,615
                                                          ------------
               Total Liabilities                          $   252,282
                                                          ------------

STOCKHOLDERS' EQUITY
     Preferred stock:  authorized 10,000,000 shares;
        $.01 par value; 0 shares issued and outstanding
     Common stock:  authorized 500,000,000 shares;
     Value; 384,400,986 shares issued and outstanding,
         115,200,000 of the outstanding shares held in
         escrow                                             3,844,010
     Additional Paid-In Capital                             7,524,861
     Accumulated Other Comprehensive Income                    25,145
     Stock Subscriptions Receivable                          (460,500)
     Accumulated Deficit Prior to Development Stage        (7,422,370)
     Development Stage Accumulated Deficit from
        December 10, 1998 through December 31, 2000        (3,115,400)
                                                          ------------
                Total Stockholders' Equity                $   375,746
                                                          ------------
                TOTAL LIABILITIES AND STOCKHOLDERS'       $   628,028
                                                          ============

         The accompanying notes are an integral part of these consolidated financial statements.

                             DNAPrint genomics, Inc.
                      Consolidated Statement of Operations
                          (A development stage company)


                                                                   From
                                                               Inception of the
                                                                Development
                                                                 Stage on
                                 For The         For The      December 10,
                                Year Ended      Year Ended     1998 Through
                              December 31,     December 31,     December 31,
                                  2000            1999             2000
                               ----------     ------------     ------------
REVENUES

  Sales, net                    $ 33,236         $133,187          $71,998
  Cost of Sales                    4,039           51,893           93,757
                               ----------     ------------     ------------

     Gross Margin                 29,197           81,294          (21,759)
                               ----------     ------------     ------------

OPERATING EXPENSES

  Research and Development       313,776           19,833          333,609
  General and Administrative     229,364       20,117,912          763,610
  Depreciation and Amortization   27,846                            30,846
  Bad Debt Expense                     0            8,152            8,152
                               ----------     ------------     ------------

        Total Operating          570,986       20,145,897        1,136,217
                               ----------     ------------     ------------

LOSS FROM OPERATIONS            (541,789)     (20,064,603)      (1,157,976)

OTHER INCOME (EXPENSE)

   Other Income                  350,000            3,090          353,090
   Other Expense                       0                0         (337,234)
                               ----------     ------------     ------------

       Total Other Income        350,000            3,090           15,856

NET (LOSS) INCOME              $(191,789)    $(20,061,513)     $(1,142,120)
                               ==========     ============     ============

BASIC LOSS PER SHARE           $   (.001)    $      (.125)

WEIGHTED AVERAGE SHARES
OUTSTANDING                   381,173,589     160,484,173


  The accompanying notes are an integral part of these consolidated financial statements.

                             DNAPrint genomics, Inc.
                      Consolidated Statement of Operations
                          (A development stage company)



                                                                                                           Accumulated
                                                                    Additional  Stock                          Other
                              Common Stock        Preferred Stock   Paid-In     Subscription  Accumulated  Comprehensive
                            Shares     Amount    Shares     Amount  Capital     Receivable    Deficit         Income       Total
                           --------   --------   -------    ------  ---------   -----------   ----------   -------------  ---------
Balance,
  December 31,1998       29,400,986  $  294,010        -    $    -   $4,977,381  $        -  $(51,672,049)  $ 222,443  $(46,178,215)
                           --------   ---------   -------    ------  ---------   -----------   ----------   -------------  ---------

Stock Issued for
Acquisition of
DNAPrint genomics, Inc.
(FL)in Pooling of
Interests                192,000,000  1,920,000        -         -     (920,000)  (1,000,000)           -           -             0

Common Stock Issued for
Reorganization/court
order at $0.02 per
share                    125,000,000  1,250,000        -         -    1,687,480            -            -           -     2,937,480

Adjustment due to
Subsidiaries Liquation
in Bankruptcy                      -          -        -         -            -            -   63,355,810           -    63,355,810

Rounding                                                                                               (1)                       (1)

Net Income for the Year
December 31, 1999                  -          -        -         -            -            -  (20,061,513)              (20,061,513)
                           ---------   --------   -------    ------  ----------   -----------   ----------   ----------  ---------

Balance, December 31,
1999                     346,400,986 $3,464,010        -     $   -   $5,744,861  $(1,000,000) $(8,377,753)   $ 222,443  $    53,561
                           --------   --------   -------    ------  ---------   -----------   ----------   -------------  ---------

Stock issued for
Advertising and
Marketing Services at
$.02 per share             8,000,000     80,000        -         -       80,000            -            -            -      160,000

Increases in Stock
issued for Acquisition
of Land at $.075 per
share                     30,000,000    300,000        -         -    1,700,000            -            -            -    2,000,000

Net Income for the Year
December 31, 2000                  -          -        -         -            -            -     (191,789)           -     (191,789)

Unrealized Loss on
Securities                         -          -        -         -            -            -            -     (197,298)    (197,298)

Subscription Receivable
Payments                           -          -        -         -            -      539,500            -            -      539,500

Dividend Paid in Common
Stock pf Heroes, Inc.              -          -        -         -            -            -   (1,988,228)           -   (1,988,228)
                           ---------   --------   -------    ------  ---------   -----------   ----------   -------------  ---------
Balance, December 31,
2000 (Unaudited)         384,400,986 $3,844,010        -     $   -   $7,524,861  $  (460,500)$(10,557,770)    $ 25,145   $  375,746
                           =========   ========   =======    ======  =========   ===========   ===========  =============  =========


The accompanying notes are an integral part of these consolidated financial statements.

                             DNAPrint genomics, Inc.
                      Consolidated Statement of Cash Flows
                          (A development stage company)

                                                                             From
                                                                       Inception of the
                                                                          Development
                                                                           Stage on
                                            For The       For The        December 10,
                                          Year Ended     Year Ended      1998 Through
                                          December 31,  December 31,     December 31,
                                             2000           1999             2000
                                          -----------   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                     $(191,789)  $ (20,061,513)   $ (1,142,120)

     Adjustments to Reconcile Net Income
      (Loss) to Net Cash Provided by
      Operating Activities:

     Depreciation and Amortization            27,845               -          30,846

     Common Stock Issued for
      Reorganization/Court Order                   0         343,000         343,000

     Common Stock Issued for Advertising
      Services                               160,000               -         160,000

Changes in Operating Assets and Liabilities
      (Increase) Decrease in Accounts
       Receivable                              6,554               -         325,191

      Increase (Decrease) in Sponsorship
         Liability from Liquidation of
         Subsidiary in Bankruptcy                  -     (36,024,889)    (35,223,386)

      Increase (Decrease) in Accounts
         Payables                             21,850         (69,319)        151,588
                                          -----------   ------------    -------------
       New Cash Provided (Used) by
          Activities                       $  24,460   $ (55,812,712)  $ (35,354,881)
                                          -----------   ------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             DNAPrint genomics, Inc.
                      Consolidated Statement of Cash Flows
                          (A development stage company)

                                                                             From
                                                                      Inception of the
                                                                         Development
                                                                          Stage on
                                            For The        For The      December 10,
                                          Year Ended     Year Ended     1998 Through
                                          December 31,   December 31,   December  31,
                                              2000           1999           2000
                                          -----------   ------------    -------------
CASH FLOWS FROM INVESTING
ACTIVITIES

     Acquisition of Equipment             $(599,370)              -    $   (599,370)

     Reduction in Indebtedness Arising
      from Disposal of Subsidiaries in
      Bankruptcy                                  -      56,160,240      35,734,660
                                          -----------   ------------    -------------
        Net Cash (Used) by Investing
          Activities                      $(599,370)    $56,160,240    $ 35,135,290
                                          -----------   ------------    -------------

CASH FLOWS FROM FINANCING
ACTIVITIES

       Collections from Stock
        Subscriptions                      539,500                -         539,500

       Related Party Advances - Tampa
        Bay Financial                       47,615                -          47,615

       Payments on Notes Payable                 -         (343,000)       (350,800)
                                          -----------   ------------    -------------
         Net Cash Provided by
           Financing Activities           $587,115      $  (343,000)  $     236,315
                                          -----------   ------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

                             DNAPrint genomics, Inc.
                      Consolidated Statement of Cash Flows
                          (A development stage company)


                                                                            From
                                                                      Inception of the
                                                                       Development
                                                                         Stage on
                                            For The        For The      December 10,
                                          Year Ended     Year Ended    1998 Through
                                          December 31,   December 31,  December 31,
                                              2000          1999           2000
                                          -----------   ------------    -------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                          $    12,205   $  4,519        $    16,724

CASH AND CASH
EQUIVALENTS AT
BEGINNING OF PERIOD                             7,519          -                  -
                                          -----------   ------------    -------------
CASH AND CASH
EQUIVALENTS AT END
OF PERIOD                                 $    16,724   $  4,519        $    16,724
                                          ===========   ============    =============
CASH PAID DURING THE
PERIOD FOR:

     Interest                             $         -   $      -        $         -
     Income Taxes                         $         -   $      -        $         -

NON-CASH FINANCING
ACTIVITIES

     Stock Subscriptions Receivable
      arising from Acquisition Acquired
      of DNAPrint genomics, Inc.
      (Florida)                           $ 1,000,000   $      -        $ 1,000,000

     Unrealized Income (Loss)
      On Long-Term Investments            $  (197,298)  $      -        $  (197,298)

     Common Stock Issued for
      Land Subsequently Swapped
      Investment in Heroes, Inc.          $ 2,000,000   $      -        $ 2,000,000

     Dividend Paid in Stock of
      Heroes, Inc.                        $(1,988,228)  $      -        $(1,988,228)

     Common Stock Issued for
      Reorganization/Court Order
      Arising from Conversion of

      Claim to Stock                      $         -   $      -        $(2,905,500)


The accompanying notes are an integral part of these consolidated financial statements.

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)


NOTE 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc., (formerly Catalyst Communications, Inc.,) (DNAPrint) was incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. DNAPrint was organized for the purpose of investing in all forms of investments, but has since changed its purpose to human genome sciences. On October 19, 2000 the Company merged with S.D.E. Holdings 1, Inc., an unrelated Nevada company. S.D.E. Holdings, Inc., was a reporting company under Section 12 (g) of the Securities Exchange Act of 1934. The purpose of the merger was to allow the Company to file a 211 application with the National Association of Securities Dealers, Inc., as a successor reporting company to become listed on the NASD OTC Bulletin Board. S.D.E. Holdings had no substantive assets, liabilities, revenues or expenses since its inception, and all equity of S.D.E. Holdings, 1, Inc., was cancelled as part of the transaction. As consideration, DNAPrint genomics Inc., (Utah) paid the principals of S.D.E. Holdings 1, Inc., $150,000, which included the legal expenses to administer the transaction. Prior to 2000, DNAPrint genomics, Inc., had three subsidiaries, all of which were liquidated and replaced by a new subsidiary, as indicated below:

a. Homestyle Harmony, Inc.

Homestyle Harmony, Inc. (HHI) was incorporated under the laws of the State of Florida on October 20, 1993. HHI was in the business of operating specialty restaurants located in Sarasota and Clearwater, Florida. On February 5, 1999, Homestyle Harmony, Inc. filed a petition for relief under Chapter 7 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 99-1654-8P7. The Company was discharged from debts and ceased doing business as of that date and has been dissolved under Florida law.

b.  Catalyst Communications, Inc. (Florida)

Catalyst Communications, Inc., (formerly Jackpot Communications, Inc.) "CCIF" was incorporated under the laws of the State of Florida on April 2, 1997. CCIF was incorporated as Jackpot Communications, Inc., and changed its name to Catalyst Communications, Inc. CCIF was incorporated to engage in the promotion and marketing of prepaid phone cards. On February 5, 1999, Catalyst Communications, Inc., filed a petition for relief under the Middle District of Florida, Tampa Division, Case No. 99-1652-8P7. The Company was discharged from debts and ceased doing business as of that date.

c. Comcash, Inc.

Comcash, Inc., (Comcash) was incorporated under the laws of the State of Florida on April 12, 1997. Comcash was incorporated to engage in the promotion and marketing of prepaid phone cards. Comcash was a wholly owned subsidiary of CCIF. CCIF filed a Chapter 7 bankruptcy petition on February 5, 1999, by virtue of the CCIF bankruptcy, Comcash, Inc., ceased business as of that date and has been dissolved under Florida law.

d.  DNAPrint genomics, Inc. (Florida)

DNAPrint genomics, Inc. (a Florida Corporation) (DNA) was incorporated under the laws of the State of Florida in May 2000. DNA specializes in the construction of electronics facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research. DNA was acquired on July 15, 2000 for 192,000,000 shares of DNAPrint common stock. The acquisition has been accounted for as a pooling of interests for accounting purposes because the Company and DNA are considered to be under common control. See Note 8 for further discussion.

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)

NOTE 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

e.  Principles of Consolidation

The accounts included here include those of DNAPrint genomics, Inc., (Utah) (the parent) and its active subsidiary, DNAPrint genomics, Inc. (Florida), which collectively are referred to herein as "the Company". All significant intercompany accounts have been eliminated in consolidation.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

b.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company maintains its cash accounts in several bank accounts. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's cash balance in some of its bank accounts sometimes exceeds the guarantee.

c.  Accounts Receivable

Accounts receivable is shown net of allowances for doubtful accounts. All accounts receivable deemed uncollectable have been written off at the balance sheet date.

d.  Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is computed, using primarily the straight-line method, over the estimated useful lives of the assets. Total depreciation expense for the years ended December 31, 2000 and 1999 was $27,845, and zero respectively.

e.  Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

f.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

g.  Provision for Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $7,000,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h.  Loss Per Share

     The computations of basic income (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements as follows:

                                                 For The           For The
                                               Year Ended         Year Ended
                                               December 31,      December 31,
                                                   2000              1999
                                               ------------       ------------
             Numerator
                Net Loss                        $ (191,789)       $(20,061,513)

             Denominator (weighted average
             of shares outstanding)            381,173,589         160,494,173

             Income (loss) per share            $    (.001)       $      (.125)

Dilutive loss per share is not presented, as there are no potentially dilutive items outstanding.

i.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.  Restated  Consolidated Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

k.  Long-Lived Assets

All long-lived assets are evaluated yearly for impairment per SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Any impairment in value is recognized as an expense in the period when the impairment occurs.

l.  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments. Balances of related after-tax components comprising accumulated other comprehensive income included in stockholders equity at December 31, 1999 and 2000 are as follows:

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)


NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                               Unrealized             Unrealized              Net
                                             Gains (Losses)         Gains (Losses)        Unrealized
                                               on GRGI              On Heroes, Inc.      Gains (Losses)
                                              -------------         --------------       -------------
           Balance, January 1, 1999           $  222,443             $       0            $  222,443

           Unrealized gain (loss) for
              the year ended
              December 31, 1999 (after tax)   $        0             $       0            $        0
                                              -------------         --------------       -------------
           Balance, December 31, 1999         $  222,443             $       0            $  222,443

           Unrealized gain (loss) for
              the year ended
              December 31, 2000 (after tax)   $ (191,301)            $  (5,997)           $ (197,298)
                                              -------------         --------------       -------------
           Balance, December 31, 2000         $   31,142             $  (5,997)           $   25,145
                                              =============         ==============       =============

m.  Research and Development Costs

The Company expenses research and development costs as incurred.

NOTE 3 -     COMMITMENTS AND CONTINGENCIES

a.  Leases

DNAPrint genomics, Inc., (Florida) leases office space under terms of a lease executed August 7, 2000. Lease term is six months ending January 31, 2001, the monthly lease payment is $1,660.00.

On October 15, 2000 the Company entered into a triple net lease with Pacific Atlantic Corporation, a related entity controlled by George Frudakis, to rent approximately 4,000 square feet of laboratory and office space for 10 years at $5,200 per month plus increases annually based on increases in the Consumer Price Index. At December 31, 2000, the Company had advanced $34,000 to Pacific Atlantic for leasehold improvements, which were completed in 2001.

The Company leases equipment under terms of a lease executed September 1999 with a lease term of 48 months and a monthly lease payment of $1,988. Rent expense for the years ended December 31, 2000 and 1999 was $ 34,224 and $-0-, respectively.

Operating lease commitments for the next five years are as follows:

                       Year Ended December 31,
                                      2001                 $94,101
                                      2002                 $87,461
                                      2003                 $87,461
                                      2004                 $63,600
                                      2005                 $63,600

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)

NOTE 3 -     COMMITMENTS AND CONTINGENCIES (continued)

b.  Commitments

On September 22, 2000, the Company signed a supply and license agreement with Orchid Biosciences, by which it will be liable to purchase $140,000 of genotypes kits and pay a 15% royalty to Orchid for compensation from the sale or license of any discoveries found from the use of these supplies, not subject to the option (see below).

Simultaneously, Orchid purchased an option for $350,000, payable in November 2000, to co-develop and co-commercialize certain existing and future intellectual properties and products of DNAPrint genomics for a twenty-five year period. Under the terms of the agreement, DNAPrint granted Orchid an option to license the rights to co-develop and/or co-commercialize certain DNAPrint genomics products and properties. The option provides Orchid exclusive rights to negotiate partnership terms with DNAPrint for these products and properties. The option covers a broad spectrum of intellectual properties including genetic algorithms, software and information resources such as single nucleotide polymorphism (SNP) and haplotype determinations and multivariate associations with complex human traits and diseases.

The option gives Orchid the right of first refusal for the property defined above, if Orchid does not match the price, DNAPrint is free to license to a third party. Properties not subject to the option are subject to a payment of 15% royalty on the amount of profit to Orchid.

c.  Litigation

From time to time, the Company is subject to litigation in the normal course of business. The Company believes that any adverse outcome from litigation would not have a material effect on its financial position or results of operations.

NOTE 4 -     DEVELOPMENT STAGE COMPANY

The Company essentially has reverted to the status of a startup company as it emerged from the bankruptcy proceedings discussed in Note 5 and will be considered to be a development stage company until it generates significant revenues from its core genomics services business. Development stage presentation does not include subsidiaries liquated in bankruptcy, which were dissolved in 1999.

NOTE 5 -     REORGANIZATION ITEMS

On December 10, 1998, Catalyst Communications, Inc. (Utah) now known as DNAPrint (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws of the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 98-21641-8P1. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition of relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. There are no secured claims, and the Company is no longer under the protection of the bankruptcy court.

Because holders of existing voting shares immediately before confirmation received more than 50% of voting shares of emerging equity, the Company does not qualify for fresh start accounting under SOP 90-7 (See Note 7).

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)


NOTE 6 -    GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception.

The Company has sustained recurring losses and negative cash flow from operations. Over the past year the Company's growth has been funded through private equity. On December 10, 1998 the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws of the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 98-21641-8P1. The Company received approval to exchange certain debt for equity in the Company. This was done through stock issued in October 1999. The Company has terminated the calling card and restaurant business. The Company has acquired a new subsidiary in the Human genome sciences and is concentrating its resources to commence operations of this company. The Company has experienced and continued to experience negative operating margins and negative cash flows, from operations as well as an ongoing requirements for substantial additional capital investment to accomplish the business plan over the next several years. The Company expects to seek additional funding through private or public equity and receives funding through collections on subscriptions receivable. There can be no assurance as to the availability or terms upon which future capital might be available. The company is in the process of completing laboratory facilities to run scientific tests which it believes will begin to generate operating revenues and ultimately reduce or eliminate its dependence on capital. There can be no assurance as to the ultimate success or timing of such results.

NOTE 7 -     EQUITY TRANSACTIONS

a.  Related Party

On October 1, 1999, Tampa Bay Financial Holdings, Inc., ("TBFH") a related party controlled by a son of Carl Smith, Sr., (The Company's CEO) acquired the largest claim in the Company's bankruptcy (totaling in excess of $2,500,000) for $1,200,000. The most significant terms of the claims transfer included a provision that TBFH would pay to the seller of the claims the amounts owed in installments as follows:

                                   $625,000         At Closing (October 1, 1999)
                                   $125,000         Due October 31, 1999
                                   $225,000         Due December 20, 1999
                                   $225,000         Due March 1, 2000

As part of the bankruptcy TBFH agreed to convert the claim to 125,000,000 shares; however, in the event of a default by TBFH in its payments to the seller, the Company was obligated to buy back share proportions to any amounts owed under the claim, which were unpaid. As a result, the Company was contingently liable under this agreement in the amount of $1,338,036 at December 31, 1999. TBFH paid all remaining installments to the seller in 2000, which resulted in the Company being relieved of this contingent obligation.

On August 18, 2000 the Company acquired DNAPrint genomics, Inc., a Florida Corporation "DNA". DNA was incorporated under the laws of the State of Florida in May 2000. DNA specializes in the construction of electronic facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research. DNA was acquired on July 15, 2000 for 192,000,000 shares of DNAPrint common stock. The acquisition will be treated as a pooling of interests for accounting purposes (See Note 8).

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)

NOTE 7 -     EQUITY TRANSACTIONS (continued)

b.  Other

In early January 2000, the Company issued 8,000,000 restricted common shares to an unrelated party as an inducement to enter into a contract to provide advertising, marketing, and consulting services in connection with a Hotel Development the Company was planning. The Company has since abandoned the project and expensed the consideration based on the trading price of $.02 per share at the time of the transaction.

On January 31, 2000 the Company acquired a 17-acre tract of undeveloped land in Apex, North Carolina (from an unrelated party) valued at $2,000,000 ($.075 per share) for 30,000,000 restricted common shares. The Company subsequently sold the land to Heroes, Inc., a start up Nevada Public Corporation in the internet-based education business for 4,500,000 restricted common shares. In October, 2000, the Company dividended 4,473,512 of its 4,500,000 restricted shares in Heroes, Inc., Inc., (approximately 99.5% of its interest in the Corporation) to its shareholders since the Company desired to focus more closely on its genomics related projects.

NOTE 8 -     ACQUISITIONS

On July 15, 2000 the Company exchanged 192,000,000 shares of its common stock in a business combination accounted as a pooling of interests because the Company and DNA are considered to be under common control. DNA's principal assets included certain genomics equipment and a stock subscription receivable of $1,000,000 from Tampa Bay Financial, Inc., and affiliates, a common shareholder. This transaction included the Company's assumption of approximately $71,584 in equipment operating lease obligations and operating leases of office space from DNA.

DNAPrint genomics, Inc. (Florida) was formed in May 2000 through the combination of the Gaff Biologic division of Pacific Atlantic, Inc., (a company controlled by George Frudakis) and a stock subscription receivable of $1,000,000 from Tampa Bay Financial, Inc. (a controlling shareholder of both companies). In 2000, Tampa Bay Financial paid $539,500 of the stock subscription and also advanced $47,615 to the Company for expenses.

As part of the transaction, 115,200,000 shares of common stock have been placed in escrow to be released upon the achievement of certain performance conditions. The formula for the earn out of escrowed shares is as follows:

  - One share for every 1.1 cent of gross profit achieved by DNAPrint genomics, Inc. or one share for every 2.56 cents of valuation of DNAPrint genomics, Inc. (Florida) based on the appraisal of a mutually acceptable (to the Company and Chief Scientific Officer Tony Frudakis) independent business valuation firm.

Pacific Atlantic continues in existence subsequent to the transaction as a shareholder of the Company. The assets of Pacific Atlantic not related to the transaction with the Company have not been reflected in these financial statements.

                             DNAPrint genomics, Inc.
                          Notes to Financial Statements
                          (A development stage company)


NOTE 8 -     ACQUISITIONS (continued)

Summarized results of operations of the separate companies for the period of January 1, 2000 through December 31, 2000, are as follows:

                        DNAPrint genomics, Inc.          DNAPrint genomics, Inc.
                               (Utah)                           (Florida)
                        -----------------------          ----------------------
Sales                       $   7,582                           $  22,419
Net Loss                    $(191,447)                          $(119,174)


Following is a reconciliation of the amounts of net sales and net income previously reported with restated amounts:

                                                           For the Year Ended
                                                            December 31, 1999
                                                           -------------------
Sales:
  DNAPrint genomics, Inc. (Utah),
     as previously reported                                   $     46,512

   DNAPrint genomics, Inc. (Florida)                          $     86,675
                                                           -------------------
      As restated                                             $    133,187
                                                           ===================
Net Income:
  DNAPrint genomics, Inc. (Utah),
     as previously reported                                   $(20,076,462)

   DNAPrint genomics, Inc. (Florida)                          $    (14,949)
                                                           -------------------
      As restated                                             $(20,061,513)
                                                           ===================

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      NONE
              The remainder of this page left intentionally blank.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The executive officers and directors of DNAPrint genomics are as follows:

             Name                  Age                   Position

Tony Frudakis                      32     President,   Chief  Executive  Officer
                                          (Florida Subsidiary)

Carl Smith                         58     Chairman,   Chief  Executive  Officer,
                                          Director

Matthew Veal                       42     Chief  Financial  Officer,  Secretary,
                                          Director


Tony Frudakis, Ph.D. Dr. Frudakis founded GAFF biologic, the predecessor in interest to the Company's Florida subsidiary, in 1998. He has served as its President and Chief Executive Officer since then. Prior to founding GAFF biologic, Dr. Frudakis was a research scientist for Corixa Corporation for four years.

Carl L. Smith. Mr. Smith is an entrepreneur in marketing, sales and business development. Mr. Smith has served as the CEO of the Company (and its predecessor in interest) from 1994 to present. During that period, while the Company's predecessor in interest was known as Catalyst Communications, Inc., Catalyst and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 1999. Mr. Smith has also served on the Board of Directors of Diversified Resources Group, Inc. from 1994 to 1996 and from April 1999 to present. In 1997, Diversified Resources Group, Inc. and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 1999. Mr. Smith also serves on the Boards of Directors of Heroes, Inc., CDX.com, Inc. and American Communications Enterprises, Inc.

Matthew A. Veal. Mr. Veal, who is an inactive Certified Public Accountant, is currently CFO for the Company. Mr. Veal also has served as CFO for Diversified Resources Group, Inc. from 1999 to the present. In 1997, Diversified Resources

Group, Inc. and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 1999. From 1997 to 1998 Mr. Veal was Chief Accounting Officer for Kosmas Group International. From 1995 to 1997 he was CFO for the Company's predecessor in interest, Catalyst Communications, Inc. In February 1999, Catalyst and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 1999. Mr. Veal also serves on the Board of Directors of American Communications Enterprises, Inc. Mr. Veal is a graduate of the University of Florida's Fisher School of Accounting.


Item 10.    Executive Compensation.

                           Summary Compensation Table

- --------------------------------------------------------------------------------
     Name and Principal Capacity               Year                Salary
- --------------------------------------------------------------------------------
Carl L. Smith                                  2000                  $0
Chairman,   Chief  Executive  Officer,
Director
- --------------------------------------------------------------------------------
Tony Frudakis, Ph.D.                           2000               $95,000
President,  Chief Executive Officer of
Florida subsidiary
- --------------------------------------------------------------------------------


No other directors or officers have received compensation from the Company.

Employment Agreements

     On May 8, 2000, the Company, through its Florida subsidiary, entered into an Employment Agreement with Tony Frudakis, the President and Chief Executive Officer of such subsidiary. The Agreement runs for a five year term that commenced August 22, 2000 and expires August 22, 2005, subject to extension from year to year by mutual agreement. The Agreement provides to Dr. Frudakis a base salary of $95,000 per year, which may be increased from time to time in the discretion of the Board of Directors. The Agreement also permits the Board of Directors to pay discretionary bonuses or other benefits to Dr. Frudakis. Upon termination of employment, the Agreement prohibits Dr. Frudakis from competing with the Company for a period of two years in the state of Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

     The following table sets forth the names, number of late reports, number of late reported transactions and known that failures to file a required report with respect to required filings under Section 16(a) the Exchange Act by the Company's officers, directors and stockholders.

  ------------------------------------------------------------------------------
         Name            Late Reports       Transactions       Known Failure
  ------------------------------------------------------------------------------
  Vikki Cook            2 (1 Form 3; 1            1                  0
                           Form 4)
  ------------------------------------------------------------------------------
  George Frudakis       2 (1 Form 3; 1            1                  0
                           Form 4)
  ------------------------------------------------------------------------------
  Tony Frudakis           1 (Form 3)              0                  0
  ------------------------------------------------------------------------------
  Carl L. Smith           1 (Form 3)              0                  0
  ------------------------------------------------------------------------------


Item 11.    Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 30, 2001, certain information concerning beneficial ownership of shares of Common Stock and the approximate percentage shares of Common Stock owned before and after Offering with respect to (i) each person known to DNAPrint genomics to own 5% or more of the outstanding shares of Common Stock, (ii) each director and executive officer of DNAPrint genomics, and (iii) all directors and executive officers of DNAPrint genomics as a group.


- -----------------------------------------------------------------------------------
                          Name And Address Of Amount Of

Title of Class        Beneficial Owner (1)      Beneficial     Percent Of Class(2)
                                                Ownership
- -----------------------------------------------------------------------------------
Common                    Vikki Cook            53,483,183            13.91%
- -----------------------------------------------------------------------------------
Common                    George Frudakis       50,304,000            13.09%
- -----------------------------------------------------------------------------------
Common                    Tony Frudakis         50,304,000            13.09%
- -----------------------------------------------------------------------------------
Common                    Matthew A. Veal        8,296,700             2.16%
- -----------------------------------------------------------------------------------
Common                    Carl L. Smith                  0                0%
- -----------------------------------------------------------------------------------
                          Directors and         58,600,700            15.25%
                          Officers as a Group
Common                    (3 persons)
- -----------------------------------------------------------------------------------

(1) Unless otherwise noted, c/o DNAPrint genomics, Inc., 900 Cocoanut Avenue, Sarasota, FL 34231.

(2) Percentage of ownership is based on 384,400,986 shares of Common Stock outstanding.

Item 12.    Certain Relationships and Related Transactions.

     The Company leases its space at 900 Cocoanut Avenue, Sarasota, Florida from Pacific Atlantic Corporation, a corporation controlled by George Frudakis, the holder of approximately 13.1% of the Company's common stock. On October 15, 2000, the Company entered into a lease for this space. The lease runs for 10 years at $5,200 per month plus increases annually based on increases in the Consumer Price Index.

     On October 1, 1999, the Company issued 125,000,000 shares of its common stock in connection with its pending bankruptcy case to Tampa Bay Financial Holdings, Inc., a corporation party controlled by a son of Carl L. Smith, the Company's Chief Executive Officer and a director. In consideration of the stock, Tampa Bay Financial Holdings, Inc. relinquished bankruptcy claims in excess of $2,500,000.

     In March 2000, the Company sold a 17-acre tract of undeveloped land in Apex, North Carolina valued at $2,000,000 to Heroes, Inc., a Nevada corporation in the internet-based education business, for 4,500,000 shares of Heroes common stock. Carl L. Smith, the Company's Chief Executive Officer and a director, is a director of Heroes, Inc.

Item 13.    Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            3.1   Articles of Incorporation*

            3.2   Bylaws*

            10.1  Plan of Merger*

            10.2  Articles of Merger*

            10.3  Articles of Amendment to Articles of Incorporation*

            10.4  Supply & License Agreement*

            10.5 Agreement & Plan of exchange between Catalyst Communications, Inc. and DNAPrint Genomics, Inc. ("Company") & Shareholders. *

            10.6 Equipment Agreement dated September 19, 2000 between Orchid Biosciences, Inc. and the Company.

            10.7 Purchase Agreement dated September 19, 2000 between Orchid Biosciences, Inc. and the Company.

            10.8 Employment Agreement dated May 8, 2000 between Tony Frudakis and the Company.

            10.9 Lease Agreement dated October 15, 2000 between Atlantic Pacific Corporation and the Company.

            10.10 Option Agreement dated September 19, 2000 between Orchid
                  Biosciences, Inc. and the Company.

            21    List of Subsidiaries.


      *     Previously filed.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on November 6, 2000. Such Report included audited financial statements as of December 31, 1999 and September 30, 2000 and unaudited pro forma financial statements as of September 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DNAPrint genomics, Inc.


                                          By:/s/ Carl L. Smith
                                             ---------------------
                                             Carl L. Smith, President

                                          Date: March 30, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                         DATE

                             Director, Chief                March 30, 2001
Carl L. Smith                Executive Officer


                             Director, Chief Financial      March 30, 2001
Matthew A. Veal              and Accounting Officer

                                  EXHIBIT INDEX


            Number                             Exhibit

            10.6 Equipment Agreement dated September 19, 2000 between Orchid Biosciences, Inc. and the Company.

            10.7 Purchase Agreement dated September 19, 2000 between Orchid Biosciences, Inc. and the Company.

            10.8 Employment Agreement dated May 8, 2000 between Tony Frudakis and the Company.

            10.9 Lease Agreement dated October 15, 2000 between Atlantic Pacific Corporation and the Company.

            10.10 Option Agreement dated September 19, 2000 between Orchid Biosciences, Inc. and the Company.

            21                List of Subsidiaries.