Form 10QSB
period 2001-03-31
DNAPRINT GENOMICS INC
filed 2001-05-21
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

                 For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

                         Commission File Number: 0-30119

                             DNAPrint genomics, Inc.
               (Exact name of registrant as specified in charter)

             Utah                                        59-2780520
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     900 Cocoanut Avenue, Sarasota, FL 34231

                    (Address of principal executive offices)

                                 (941) 351-4543

              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2001.

                                   386,400,986

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprises)

                              INDEX TO FORM 10-QSB

PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of March 31, 2001
                 and December 31, 2000..........................................4

                 Consolidated Statements of Operations for the
                    three-months ended March 31, 2001 and 2000, and
                    the period December 10, 1998 (commencement of
                    development stage) to March 31, 2001........................5

                 Consolidated Statements of Cash Flows for the
                    three-months ended March 31, 2001 and 2000, and
                    the period December 10, 1998 (commencement of
                    development stage) to March 31, 2001........................6

                 Notes to Consolidated Financial Statements.....................8

Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................10

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings..............................................12
Item 2.          Changes in Securities..........................................12
Item 3.          Defaults Upon Senior Securities................................12
Item 4.          Submission of Matters to a Vote of Securities Holders..........12
Item 5.          Other Information..............................................12
Item 6.          Exhibits and Reports on Form 8-K...............................12

Signatures                                                                      12

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        Certain statements contained in this filing are "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and
(iv) the declaration and payment of dividends. The words "may," "would," "could,"
"will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

        Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in our quarterly results, ability to continue and manage our growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in our filings with the Securities and Exchange Commission.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,
                                                                                     2001               December 31,
                                                                                  (Unaudited)               2000
                                                 ASSETS

    CURRENT ASSETS:
    Cash and cash equivalents                                                  $         31,182    $         16,724
    Accounts receivable                                                                     260                 500
         Total current assets                                                            31,442              17,224

    PROPERTY AND EQUIPMENT:
    Equipment                                                                           578,103             576,732
    Leasehold improvements                                                               93,288              34,000
    Less accumulated depreciation and amortization                                      (72,626)            (36,845)
         Total property and equipment                                                   598,765             573,887

    OTHER ASSETS - long-term investments                                                 18,950              36,917

    TOTAL                                                                      $        649,157    $        628,028
                                                                                 ===============     ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES:
    Accounts payable                                                           $        200,836    $        204,667
    Due to affiliate - Tampa Bay Financial                                               74,160              47,615
         Total liabilities                                                              274,996             252,282

    STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
       zero shares issued and outstanding                                                     -                   -
    Common stock, $.01 par value, 500,000,000 shares authorized;
       386,400,986 and 384,400,986 shares issued and outstanding
       as of March 31, 2001 and December 31, 2000, respectively                       3,864,010           3,844,010
    Additional paid-in capital                                                        7,604,861           7,524,861
    Accumulated other comprehensive income                                               13,175              25,145
    Stock subscription receivable                                                      (317,500)           (460,500)
    Deficit prior to development stage                                               (7,442,370)         (7,442,370)
    Deficit accumulated during the development stage
       (December 10, 1998 through March 31, 2001)                                    (3,348,015)         (3,115,400)
         Total stockholders' equity                                                     374,161             375,746

    TOTAL                                                                      $        649,157    $        628,028
                                                                                 ===============     ===============

    See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the             For the            For the
                                                    Three-Months       Three-Months           Period
                                                       Ended               Ended           December 10,
                                                     March 31,           March 31,           1998 to
                                                       2001                2000           March 31, 2001

REVENUES:
Sales, net                                        $           348    $         8,409    $         72,346
Cost of sales                                                   -                  -              93,757
     Gross Margin                                             348              8,409            (21,411)

OPERATING EXPENSES:
Research and development                                  172,035                  -             505,644
Other general and administrative                           60,928            174,871             853,535
     Total Operating Expenses                             232,963            174,871           1,359,179

LOSS FROM OPERATIONS                                     (232,615)          (166,462)         (1,380,590)

OTHER INCOME (EXPENSE):
Other income                                                    -                  -             353,090
Other expense                                                   -                  -           (337,234)

     Total other income - net                                   -                  -              15,856

NET LOSS                                          $      (222,615)   $      (166,462)   $     (1,364,734)
                                                    ==============     ==============     ===============

BASIC AND DILUTED LOSS PER SHARE                  $         (0.00)   $         (0.00)
                                                    ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                 384,642,700        366,292,300
                                                    ==============     ==============

See accompanying notes.

                                       -5-

                                                                                                                       --
                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the                 For the                For the
                                                                         Three-                   Three-                 Period
                                                                          Months                  Months              December 10,
                                                                          Ended                   Ended                 1998 to
                                                                          March                  March 31,              March 31,
                                                                         31,2001                 31, 2000                 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $       (232,615)     $        (166,462)      $     (1,364,735)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                              35,781                      -                 66,627
  Common stock issued for reorganization/court order                              -                      -                343,000
  Stock based advertising expense                                                 -                160,000                160,000
  Changes in operating assets and liabilities:
      Decrease in accounts receivable                                           240                  3,899                325,431
      (Decrease) increase in accounts payable                                (3,831)               (17,750)               137,757

NET CASH USED IN OPERATING ACTIVITIES                                      (200,425)               (20,313)              (331,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments                                                     5,997                      -                  5,997
  Acquisition of property and equipment                                    (60,659)                      -              (660,029)
  Net bankruptcy adjustment                                                       -                      -                511,274

NET CASH USED IN INVESTING ACTIVITIES                                       (54,662)                     -               (142,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                       100,000                      -                100,000
  Proceeds from payments on stock subscriptions                             143,000                      -                682,500
  Advances from Tampa Bay Financial                                          26,545                 24,263                 74,160
  Repayments of notes payable                                                     -                      -               (350,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   269,545                 24,263                505,860

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      14,458                  3,950                 31,182

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                                  16,724                  4,519                      -

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                          $          31,182     $            8,469      $          31,182
                                                                      ==============        ===============         ==============

                                                                                                                     (con't. on page 7)

                                                    DNAPrint genomics, Inc.
                                                (A Development Stage Enterprise)

                                        CONSOLIDTED STATEMENTS OF CASH FLOWS (continued)
                                                          (unaudited)

                                                                         For the              For the                  For the
                                                                          Three-               Three-                  Period
                                                                          Months                Months                 December
                                                                          Ended                 Ended                10, 1998 to
                                                                         March 31,            March 31,                March 31,
                                                                           2001                  2000                    2001
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Income taxes paid                                                 $            0.00     $             0.00      $            0.00
                                                                      ==============        ===============         ==============

Interest paid                                                     $            0.00     $             0.00      $            0.00
                                                                      ==============        ===============         ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH

  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
  of DNAPrint genomics, Inc. (Florida)                            $               -     $                -      $     1,000,000

Unrealized gain (loss) on long-term investments                   $        (11,970)     $         (55,611)      $     (209,268)

Common stock issued for land subsequently swapped
  for investment in Heroes, Inc.                                  $               -     $        2,000,000      $     2,000,000

Dividend paid in stock of Heroes, Inc.                            $               -     $                -      $    (1,988,228)

Common stock issued for reorganization/court order
  arising from conversion of claim to stock                       $               -     $                -      $    (2,905,500)

See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc., formerly Catalyst Communications, Inc. ("we", "us", "our")
was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. We were organized for the purpose of investing in all forms of investments, but we have since changed our focus to human genome sciences.
In connection with this change in focus, on July 15, 2000, we acquired DNAPrint genomics, Inc. (a Florida Corporation incorporated in May, 2000), by issuing 192,000,000 shares of our common stock. This entity specializes in the construction of electronic facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research. The acquisition was treated as a pooling of interests for accounting purposes.

On October 19, 2000 we merged with S.D.E. Holdings 1, Inc., an unrelated Nevada company. S.D.E. Holdings, Inc., was a reporting company under Section 12 (g) of the
Securities Exchange Act of 1934. The purpose of the merger was to allow us to file a 211 application with the National Association of Securities Dealers, Inc., as a
successor reporting company to become listed on the NASD OTC Bulletin Board. S.D.E.
Holdings had no substantive assets, liabilities, revenues or expenses since its inception, and all equity of S.D.E. Holdings, 1, Inc., was cancelled as part of the transaction. As consideration, we paid the principals of S.D.E. Holdings 1, Inc.,
$150,000, which included the legal expenses to administer the transaction.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.
The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from our estimates.

BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-QSB and
Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these consolidated financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments
(consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March
31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations.
In addition, we continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.
Over the past year, our growth has been funded through private equity. We expect to seek additional funding through private or public equity and receive funding through collections on subscriptions receivable. In connection with this matter, we have received a letter of intent from Tampa Bay Financial, Inc. (one of our stockholders)
and certain of its affiliates to provide additional financing in the amount of approximately
$125,000 per month for a period of one year commencing on July 15, 2001. In spite of this, there can be no assurance as to the availability or terms upon which future capital might be available. We are in the process of completing laboratory facilities to run scientific tests which we believe will begin to generate operating revenues and ultimately reduce or eliminate our dependence on capital. There can be no assurance as to the ultimate success or timing of such results.

NOTE C - RELATED PARTY TRANSACTIONS

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders, George Frudakis, under a ten-year operating lease agreement requiring monthly rent of approximately $5,200 (plus related sales taxes) per month. During the three months ending March 31, 2001, we paid rent of approximately $17,000 to this entity. In addition, we paid this entity approximately
$60,000 for various leasehold improvements during the three months ending March 31, 2001.

Tampa Bay Financial, Inc., one of our stockholders, periodically advances funds to us. During the three months ended March 31, 2001 and 2000, this stockholder made advances of approximately $26,500 and $24,300 to us. The advances are unsecured, non-interest bearing and due on demand.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2001 and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

Results of Operations

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in generation of significant revenues.
To date, management's efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are convinced of the viability of our technology, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background.

Three months ended March 31, 2001 vs. three months ended March 31, 2000

At this stage of its development, our revenues consist primarily of sales of products incidental to research activities. For the three months ended March 31, 2000, revenues decreased from $8,409 in 2000 to $348, a decrease of $8,061, or 95.9%. The decrease was a result of a change in focus to almost pure research from consulting revenues.
Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we may attain if its long-term goals are achieved.

The largest component of our operating expenses was research and development, which consist of laboratory supplies, equipment rental, facilities and employment-related costs. These costs were $172,035 for the three months ended March 31, 2001 compared to $0 in 2000. This is a result of our commitment to increased research beginning in the summer of 2000. Another significant component of our operating expenses is general and administrative. These expenses decreased from $174,871 for the three months ended 2000 to $60,928, a decrease of $113,943, or 65.2%. The increased expenses in 2000 were primarily related to advertising costs, which we did not utilize in
2001. Currently our general and administrative expenses consist primarily of (i)
legal fees associated with our patent activities and our preparation of securities law filings, (ii) accounting fees associated with preparing the audited financial statements contained in our Form 10-K and costs associated with the acquisition of DNAPrint genomics, Inc. (Florida).

Future Periods

Management expects that personnel costs will increase substantially in 2001 and future years as we expand our research efforts. Most of our other operating expenses, however, are expected to grow with time and expansion. Management believes that the level of professional fees paid by us in 2000 will remain stable through 2001.
We will increase rents and insurance and utilities because of our new facility.
We will also require testing to establish the efficacy of our products as current research and development matures and as our products are exposed to the marketplace through the efforts of its licensees. Management expects to see the results of these efforts beginning in 2001.

Liquidity and Capital Resources

General

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the quarter ended March 31, 2001 was $200,425. We also invested in equipment of approximately $60,650 in 2001. The resulting cash shortfall was financed primarily through related party advances, the collection of stock subscriptions and sales of common stock.

Based upon our current plans, we anticipate that we will need to seek additional financing. We are pursuing entering into license agreements with entities for the distribution of our products. Pursuit of licensing relationships is in its early stages, however, and it is difficult to predict what revenue stream, if any, they will generate.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We expect that we will continue to be required to raise capital to fund operations at least through the second quarter of 2002. We will attempt to raise this capital by borrowing, but no lender has issued a binding commitment to us. Therefore, we expect to engage in one or more private placements of common stock to fund our operating needs. We have engaged in discussions with several parties who have expressed interest in assisting us in such a private offering. Management is confident that private equity financing will be available to fund us until revenues from operations are sufficient to fund operations.

Capital Expenditures

Management intends to make significant capital expenditures in the coming year.
Our minimum needs are approximately $250,000, which we believe can be leased, but we intend to raise capital to acquire $2,000,000 of additional facilities. If we are unable to raise the capital needed to acquire the equipment, we will greatly curtail planned operations. No assurance can be given that we will raise the needed capital.

Staffing

We plan to increase our work force. Currently, we have eight full-time employees.
Our plans are to add three research scientists to develop our products. Upon development of the products, our marketing plan does not call for building a sales force to sell to end-users but instead to license the technology to market segment leaders with existing sales forces. We will train these sales forces to sell our products and to provide technical assistance through quarterly service to the systems. We also intend to add additional help in the accounting, administrative and investor relations areas. Management expects to add at least four employees in 2001. The cost of these additional employees is expected to be in excess of $250,000 in 2001.

PART II

Item 1. Legal Proceedings.

        NONE

Item 2. Changes in Securities.

        Sales of Unregistered Securities

        In the first quarter of 2001, the Company sold 2,000,000 shares of common stock for $100,000 cash. The stock was issued to a small number of accredited investors in a transaction that the Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten.

Item 3. Defaults upon Senior Securities.

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.

        NONE

Item 5. Other Information.

        NONE

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        NONE

        (b) Reports on Form 8-K.

        NONE

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DNAPrint genomics, Inc.

                                                 By:/s/ Carl L. Smith, President
                                                    Carl L. Smith, President
                                                 Date:    May 21, 2001

