Form 10QSB
period 2001-06-30
DNAPRINT GENOMICS INC
filed 2001-08-14
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
    Act of 1934.

                  For the quarterly period ended June 30, 2001.

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2001.

                                   406,166,751

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprises)

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets as of June 30, 2001
        and December 31, 2000................................................. 4

        Consolidated Statements of Operations for the three
        and six months ended June 30, 2001 and 2000, and the
        period December 10, 1998 (commencement of development
        stage) to June 30, 2001............................................... 5

        Consolidated Statements of Cash Flows for the three
        and six months ended June 30, 2001 and 2000, and the
        period December 10, 1998 (commencement of development
        stage) to June 30, 2001............................................... 6

        Notes to Consolidated Financial Statements............................ 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 10

PART II. OTHER INFORMATION

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

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30, 2001        December 31,
                                                                  (Unaudited)             2000
                                     ASSETS
    CURRENT ASSETS:
    Cash and cash equivalents                                    $     208,014       $      16,724
    Accounts receivable                                                  5,000                 500
         Total current assets                                          213,014              17,224

    PROPERTY AND EQUIPMENT:
    Equipment                                                          846,459             576,732
    Leasehold improvements                                             161,597              34,000
    Less accumulated depreciation and amortization                    (120,304)            (36,845)
         Total property and equipment                                  887,752             573,887

    OTHER ASSETS:
    Long-term investments                                                  155              36,917
    Deposits                                                             5,000                   -
         Total other assets                                              5,155              36,917

    TOTAL                                                        $   1,105,921       $     628,028
                                                                 ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES:
    Accounts payable                                             $      70,863       $     204,667
    Current maturities of capital lease obligation                     120,000                   -
    Due to SB Resources                                                 35,994                   -
    Due to affiliate - Tampa Bay Financial                                   -              47,615
    Other accrued liabilities                                            6,093                   -
         Total current liabilities                                     224,950             252,282

    CAPITAL LEASE OBLIGATION (net of current maturities)               121,784                   -
         Total liabilities                                             346,734             252,282

    STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
       zero shares issued and outstanding                                    -                   -
    Common stock, $.01 par value, 500,000,000 shares authorized;
       404,282,889 and 384,400,986 shares issued and outstanding
       as of June 30, 2001 and December 31, 2000, respectively       4,042,829           3,844,010
    Additional paid-in capital                                       8,104,199           7,524,861
    Accumulated other comprehensive income                              (5,620)             25,145
    Stock subscription receivable                                            -            (460,500)
    Deficit prior to development stage                              (7,442,370)         (7,442,370)
    Deficit accumulated during the development stage
       (December 10, 1998 through June 30, 2001)                    (3,939,851)         (3,115,400)
         Total stockholders' equity                                    759,187             375,746

    TOTAL                                                        $   1,105,921      $      628,028
                                                                 ==============     ===============

    See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the          For the            For the               For the           For the
                                             Six-Months       Six-Months         Three-Months         Three-Months         Period
                                               Ended             Ended              Ended                Ended          December 10,
                                              June 30,         June 30,            June 30,             June 30,          1998 to
                                                2001             2000                2001                 2000         June 30, 2001

 REVENUES:
 Sales, net                              $     12,050     $      14,483     $        11,702        $     6,074      $     84,048
 Cost of sales                                      -             4,039                   -              4,039            93,757
      Gross Margin                             12,050            10,444              11,702              2,035           (9,709)

 OPERATING EXPENSES:
 Research and development                     573,946                 -             401,911                  -           907,555
 Other general and administrative             262,525           192,858             201,597             17,987         1,055,133
      Total Operating Expenses                836,471           192,858             603,508             17,987         1,962,688

 LOSS FROM OPERATIONS                        (824,421)         (182,414)           (591,806)           (15,952)       (1,972,397)

 OTHER INCOME (EXPENSE):
 Other income                                       -                 -                   -                  -           353,090
 Other expense                                    (30)                -                 (30)                 -          (337,264)

      Total other income - net                    (30)                -                 (30)                 -            15,826

 NET LOSS                                $   (824,451)     $   (182,414)    $      (591,836)        $   (15,952)     $ (1,956,571)
                                        ==============    ==============   =================        ============    ===============

 BASIC AND DILUTED LOSS PER SHARE        $      (0.00)     $      (0.00)    $         (0.00)        $     (0.00)
                                        ==============    ==============   =================        ============

 WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                    387,318,100       379,060,300         389,922,700        384,401,000
                                        ==============    ==============   =================   ================

 See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the       For the        For the       For the        For the
                                                                Six-          Six-           Three-        Three-        Period
                                                               Months        Months          Months        Months        December
                                                               Ended          Ended          Ended         Ended        10, 1998 to
                                                              June 30,       June 30,       June 30,       June 30,      June 30,
                                                                2001          2000            2001          2000           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (824,451)  $  (182,414)  $   (591,836)  $    (15,952)  $  (1,956,571)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                83,459             -         47,678              -         114,305
  Common stock issued for reorganization/court order                -                            -              -         343,000
  Services provided as payment of stock subscription          163,040             -        163,040              -         163,040
  Stock based advertising expense                                   -       160,000              -              -         160,000
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable               (4,500)        3,999         (4,740)           100         320,691
      Increase in other assets                                 (5,000)            -         (5,000)             -          (5,000)
      (Decrease) increase in accounts payable                 (64,006)       (7,171)       (49,282)        10,579          77,582
      Increase in accrued and other liabilities                42,087             -         31,194              -          42,087

NET CASH USED IN OPERATING ACTIVITIES                        (609,371)      (25,586)      (408,946)        (5,273)       (740,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments                                       5,997             -              -              -           5,997
  Acquisition of property and equipment                      (162,691)            -       (102,032)             -        (762,061)
  Net bankruptcy adjustment                                         -             -              -              -         511,274

NET CASH USED IN INVESTING ACTIVITIES                        (156,694)            -       (102,032)             -        (244,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                         634,200             -        534,200              -         634,200
  Proceeds from payments on stock subscriptions               297,460             -        154,460              -         836,960
  Advances from Tampa Bay Financial - net                      26,545        24,263              -              -          74,160
  Repayments of capital lease                                    (850)            -           (850)             -            (850)
  Repayments of notes payable                                       -             -              -              -        (350,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES                     957,355        24,263        687,810              -       1,193,670

NET CHANGE IN CASH AND CASH EQUIVALENTS                       191,290        (1,323)       176,832         (5,273)        208,014

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                    16,724         4,519         31,182          8,469               -

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                    $ 208,014     $   3,196     $  208,014      $   3,196     $   208,014
                                                            ==========    ==========    ===========     ==========    ============

(con't. on page 7)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                CONSOLIDTED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                               For the       For the        For the       For the        For the
                                                                Six-          Six-           Three-        Three-        Period
                                                               Months        Months          Months        Months        December
                                                               Ended          Ended          Ended         Ended        10, 1998 to
                                                              June 30,       June 30,       June 30,       June 30,      June 30,
                                                                2001          2000            2001          2000           2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                           $       -     $       -     $        -      $       -     $         -
                                                            ==========    ==========    ===========     ==========    ============

Interest paid                                               $       -     $       -     $        -      $       -     $         -
                                                            ==========    ==========    ===========     ==========    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from
acquisition of
  DNAPrint genomics, Inc. (Florida)                         $       -     $        -    $        -      $       -     $ 1,000,000

Unrealized gain (loss) on long-term investments             $ (30,765)    $        -    $  (18,795)     $  55,611     $  (228,063)

Common stock issued for land subsequently swapped for
  investment in Heroes, Inc.                                $       -     $2,000,000    $        -      $       -     $ 2,000,000

Dividends paid in stock of Heroes, Inc.                     $       -     $        -    $        -      $       -     $(1,988,228)

Common stock arising from reorganization/court order
  Arising from conversion of claim to stock                 $       -     $        -    $        -      $       -     $(2,905,500)

Common stock issued for payment of Advance from TBF         $  74,160     $        -    $   74,160      $       -     $    74,160

Common stock issued for payment of liabilities              $  69,798     $        -    $   69,798      $       -     $    69,798

Equipment purchased under capital lease                     $ 234,634     $        -    $  234,634      $       -     $   234,634

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

BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments)
considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31,
2001. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past year, our growth has been funded through private equity. In connection with this matter, Tampa Bay Financial, Inc. (one of our stockholders) and certain of its affiliates have agreed to provide a total of $2,000,000 in financing over a twelve-month period commencing on July
15, 2001. We also expect to seek additional funding through private or public equity. In spite of this, there can be no assurance as to the availability or terms upon which future capital might be available. We are in the process of completing laboratory facilities to run scientific tests which we believe will begin to generate operating revenues and ultimately reduce or eliminate our dependence on capital. There can be no assurance as to the ultimate success or timing of such results.

NOTE C  - RELATED PARTY TRANSACTIONS

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders, George Frudakis, under a ten-year operating lease agreement requiring monthly rent of approximately $5,200 (plus related sales taxes) per month. During the six months ending June 30, 2001, we paid rent of approximately $13,333 and owe an additional $26,700 to this entity.
In addition, we paid this entity approximately $87,400 for various leasehold improvements during the six months ending June 30, 2001.

Tampa Bay Financial, Inc., one of our stockholders, periodically advances funds to us. During the six months ended June 30, 2001 and 2000, this stockholder made advances of approximately $26,500 and $24,300 to us. The advances are unsecured, non-interest bearing and due on demand. During the six months ended June 30,
2001 the advances were repaid primarily through the issuance of common stock.

NOTE D  - COMMON STOCK

In the first six months of 2001, we issued 12,284,000 shares of common stock for
$614,200 cash (5 cents per share).

We converted $143,958 of claims into 7,197,903 shares of common stock at $.02 per share as settlement of liabilities arising from bankruptcy settlements in the second quarter. We also converted $37,277 of liabilities into 1,883,862 of shares at $.02 per share as further settlement of additional prepetition bankruptcy liabilities in July 2001.

In addition to the above, subscriptions receivable in the amount of approximately $163,000 were settled through the performance of services.

NOTE E - COMMITMENTS

In May 2001, we entered into a capital lease for instrumentation used in our research and development efforts. The amount financed was $234,634 requiring twenty-four monthly payments of $11,045.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2001 and the financial statements as of and for the six months ended June 30, 2001 and 2000 included with this Form 10-QSB.

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

Three months ended June 30, 2001 vs. three months ended June 30, 2000

At this stage of its development, our revenues consist primarily of sales of products incidental to research activities. For the three months ended June 30,
2001, revenues increased from $6,074 in 2000 to $11,702, an increase of $5,628 or 92.7%. The increase was a result of consulting revenues from our continued
focus on almost pure research. Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we may attain if our long-term goals are achieved.

The largest component of our operating expenses was research and development, which consists of laboratory supplies, equipment rental, facilities and employment-related costs. These costs were $401,911 for the three months ended
June 30, 2001 compared to $0 in 2000. This is a result of our commitment to increased research beginning in the summer of 2000. Another significant component of our operating expenses is general and administrative. These expenses increased from $17,987 for the three months ended 2000 to $201,597, an increase of $183,610, or 1020.8%. The increased expenses in 2001 were primarily related to public relations costs, which we did not utilize in 2000. Currently our general and administrative expenses consist primarily of (i) legal fees associated with our patent activities and our preparation of securities law filings, (ii) accounting fees associated with preparing the audited financial statements contained in our Form 10-K and costs associated with the acquisition of DNAPrint genomics, Inc. (Florida).

Six months ended June 30, 2001 vs. six months ended June 30, 2000

For the six months ended June 30, 2001, revenues decreased from $14,483 in 2000 to $12,050, a decrease of $2,433, or 16.8%. The decrease was a result of a change in focus to almost pure research from consulting revenues.

Research and development costs were $573,946 for the six months ended June 30,
2001 compared to $0 in 2000. This is a result of our commitment to increased research beginning in the summer of 2000. General and administrative expenses increased from $192,858 for the six months ended 2000 to $262,525, an increase of $69,667, or 36.1%. The increased expenses in 2001 were primarily related to public relations costs, which we did not utilize in 2000.

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

Liquidity and Capital Resources

General

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the six months ended June 30, 2001 was $609,371. We also invested in equipment of approximately $162,691 in 2001. The resulting cash shortfall was financed primarily through related party advances, the collection of stock subscriptions and sales of common stock.

Based upon our current plans, we anticipate that we will need to seek additional financing. We are pursuing entering into license agreements with entities for the distribution of our products. Pursuit of licensing relationships is in its early stages, however, and it is difficult to predict what revenue stream, if any, they will generate.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We expect that we will continue to be required to raise capital to fund operations and capital requirements at least through the second quarter of 2002. Tampa Bay Financial, Inc. (one of our stockholders) and certain of its affiliates have agreed to provide a total of
$2,000,000 in financing over a twelve-month period commencing on July 15, 2001.
We may also attempt to raise additional capital by borrowing, or through one or more private placements of common stock to fund our operating and capital needs.
We have engaged in discussions with several parties who have expressed interest in assisting us in such a private offering. Management is confident that private equity financing will be available to fund us until revenues from operations are sufficient to fund operations.

Capital Expenditures

Management intends to make significant capital expenditures in the coming year.
Our minimum needs are approximately $250,000, which we believe can be leased, but we intend to raise capital to acquire up to $2,000,000 of additional facilities. If we are unable to raise the capital needed to acquire the equipment, we will greatly curtail planned operations. No assurance can be given that we will raise the needed capital.

Staffing

We plan to increase our work force. Currently, we have eleven full-time employees. Upon development of the products, our marketing plan does not call for building a sales force to sell to end-users but instead to license the technology to market segment leaders with existing sales forces. We will train these sales forces to sell our products and to provide technical assistance through quarterly service to the systems. We intend to add additional help in the accounting and administrative areas. Management has added three employees in
2001 and may add additional employees as needed. The cost of these additional employees is expected to be in excess of $250,000 in 2001.

PART II

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities.

         Sales of Unregistered Securities

         In the first quarter of 2001, the Company issued 2,000,000 shares of common stock for $100,000 cash. The stock was issued to a small number of accredited investors in a transaction that the Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten. The Company sold 10,284,000 shares for $514,200 relating to this same offering in the second quarter.

         The Company converted $143,958 of claims into 7,197,903 shares of common stock at $.02 per share as settlement of liabilities arising from bankruptcy settlements in the second quarter. The Company also converted
         $37,277 of liabilities into 1,883,862 of shares at $.02 per share as further settlement of additional prepetition bankruptcy liabilities in July
         2001. In these transactions, the stock was issued to a small number of accredited or sophisticated investors in a transaction that the Company believes was exempt from registration under Rule 506 promulgated under the
         Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         10.11    Equipment Lease Agreement dated May 18, 2001 between Applied Biosystems
                  Financial Services and the Company.

         10.12    Funding and Stock Subscription Agreement dated June 8, 2001 between
                  Tampa Bay Financial, Inc. and the Company.

         (b)      Reports on Form 8-K.

         On May 14, 2001, we filed a Current Report on Form 8-K to report a change in our independent certified public accountants.

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
                                              Date:    August 14, 2001