Form 10QSB
period 2001-09-30
DNAPRINT GENOMICS INC
filed 2001-11-15
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
      Act of 1934.

               For the quarterly period ended September 30, 2001.

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

                                 (941) 366-3400

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
                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001.

                                   413,308,369

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprises)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets as of September 30, 2001 and
        December 31, 2000..................................................... 4

        Consolidated Statements of Operations for the three and
        nine months ended September 30, 2001 and 2000, and the
        period December 10, 1998 (commencement of development
        stage) to September 30, 2001.......................................... 5

        Consolidated Statements of Cash Flows for the three
        and nine months ended September 30, 2001 and 2000, and
        the period December 10, 1998 (commencement of development
        stage) to September 30, 2001.......................................... 6

        Notes to Consolidated Financial Statements............................ 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................... 10

PART II.OTHER INFORMATION

Item 1. Legal Proceedings..................................................... 12
Item 2. Changes in Securities................................................. 12
Item 3. Defaults Upon Senior Securities....................................... 12
Item 4. Submission of Matters to a Vote of Securities Holders................. 12
Item 5. Other Information..................................................... 12
Item 6. Exhibits and Reports on Form 8-K...................................... 12

Signatures                                                                     13

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

                             DNAPrint genomics, Inc.K
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                                   2001          December 31,
                                                               (Unaudited)          2000
                                     ASSETS
    CURRENT ASSETS:
    Cash and cash equivalents                                $       23,314     $      16,724
    Accounts receivable                                                   -               500
         Total current assets                                        23,314            17,224

    PROPERTY AND EQUIPMENT:
    Equipment                                                       873,464           576,732
    Leasehold improvements                                          161,828            34,000
    Less accumulated depreciation and amortization                 (148,566)          (36,845)
         Total property and equipment                               886,726           573,887

    OTHER ASSETS:
    Long-term investments                                                 -            36,917
    Deposits                                                          5,000                 -
         Total other assets                                           5,000            36,917

    TOTAL                                                    $      915,040     $     628,028
                                                             ===============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
    Accounts payable                                         $      249,500     $     204,667
    Due to affiliate - Tampa Bay Financial                                -            47,615
    Current maturities of capital lease obligation                  115,000                 -
    Other accrued liabilities                                        53,517                 -
        Total current liabilities                                   418,017           252,282

    CAPITAL LEASE OBLIGATIONS (net of current maturities)            91,916                 -
         Total liabilities                                          509,933           252,282

    STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares
       authorized; zero shares issued and outstanding                     -                 -
    Common stock, $.01 par value, 500,000,000 shares
       authorized; 412,908,369 and 384,400,986 shares
       issued and outstanding as of September 30, 2001
       and December 31, 2000, respectively                        4,129,084         3,844,010
    Additional paid-in capital                                    8,290,949         7,524,861
    Accumulated other comprehensive income (loss)                    (5,775)           25,145
    Stock subscription receivable                                         -          (460,500)
    Deficit prior to development stage                           (7,442,370)       (7,442,370)
    Deficit accumulated during the development stage
       (December 10, 1998 through September 30, 2001)            (4,566,781)       (3,115,400)
         Total stockholders' equity                                 405,107           375,746

    TOTAL                                                    $      915,040     $     628,028
                                                             ===============    ==============

    See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                           For the
                                                                                                                           Period
                                                                                                                         December 10,
                                                                                                                             1998
                                                 For the             For the            For the           For the       (commencement
                                               Nine-Months         Nine-Months       Three-Months      Three-Months      of development
                                                 Ended               Ended              Ended             Ended            stage) to
                                               September         September 30,      September 30,     September 30,      September 30,
                                               30, 2001               2000              2001              2000               2001

 REVENUES:
 Sales, net                                $      12,370         $   30,001         $      320       $   15,518       $     84,368
 Cost of sales                                         -              4,039                  -                -             93,757
      Gross Margin                                12,370             25,962                320           15,518             (9,389)

 OPERATING EXPENSES:
 Research and development                      1,149,284            105,434            575,338          105,434          1,482,893
 Other general and administrative                308,421            231,149             45,896           38,291          1,101,029
      Total Operating Expenses                 1,457,705            336,583            621,234          143,725          2,583,922

 LOSS FROM OPERATIONS                         (1,445,335)          (310,621)          (620,914)        (128,207)        (2,593,311)

 OTHER INCOME (EXPENSE):
 Other income                                        248                  -                248                -            353,338
 Other expense                                    (6,294)                 -             (6,266)               -           (343,530)
      Total other income - net                    (6,046)                 -             (6,018)               -              9,808

 NET LOSS                                  $  (1,451,381)         $(310,621)         $(626,932)       $(128,207)       $(2,583,503)
                                           ==============         ==========         ==========       ==========       ============

 BASIC AND DILUTED LOSS PER SHARE          $       (0.00)         $   (0.00)         $   (0.00)       $   (0.00)
                                           =============         ==========         ==========       ==========

 WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                       393,035,200        198,222,466        404,282,900      198,222,466
                                           =============        ===========        ===========      ===========

 See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                                For the
                                                                                                                                Period
                                                                                                                              December 10,
                                                        For the           For the           For the          For the             1998
                                                      Nine-Months       Nine-Months         Three-            Three-         (commencement
                                                         Ended             Ended         Months Ended      Months Ended     of development
                                                       September         September         September        September          stage) to
                                                          30,               30,               30,              30,           September 30,
                                                          2001              2000             2001              2000              2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (1,451,381)      $  (310,621)     $   (626,932)     $  (128,207)     $   (2,583,503)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                            111,721             1,111            28,262            1,111             142,567
  Common stock issued for reorganization/court                   -                 -                                  -             343,000
      order
  Services provided as payment of stock                    163,040                 -                 -                -             163,040
      subscription
  Stock based advertising expense                                -           160,000                 -                              160,000
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable               500             2,614             5,000           (1,385)            325,691
      Increase in deposits                                  (5,000)                -                 -                -              (5,000)
      Increase in accounts payable                         220,143           107,624           284,151          114,795             361,734
      Increase in other accrued liabilities                 53,517                 -            11,431                -              53,517

NET CASH USED IN OPERATING ACTIVITIES                     (907,460)          (39,272)         (298,088)         (13,686)         (1,038,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments                                    5,997                 -                 -                -               5,997
  Acquisition of property and equipment                   (189,927)          (63,144)          (27,237)         (63,144)           (789,298)
  Net bankruptcy adjustment                                      -                 -                 -                -             511,274

NET CASH USED IN INVESTING ACTIVITIES                     (183,930)          (63,144)          (27,237)         (63,144)           (272,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                      801,693                 -           167,493                -             801,693
  Proceeds from payments on stock subscriptions            297,460           125,000                 -          125,000             836,960
  Advances (repayments) from Tampa Bay                      26,545                 -                 -          (24,263)             74,160
      Financial, net
  Repayments of capital lease                              (27,718)                -           (26,868)               -             (27,718)
  Repayments of notes payable                                    -                 -                 -                -            (350,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES                1,097,980           125,000           140,625          100,737           1,334,295

NET CHANGE IN CASH AND CASH EQUIVALENTS                      6,590            22,584          (184,700)          23,907              23,314

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                 16,724             4,519           208,014            3,196                   -

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                              $     23,314      $     27,103     $      23,314     $     27,103     $        23,414
                                                      =============     =============    ==============    =============    ================

                                                              (con't. on page 7)
                                       -6-

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                          For the           For the           For the           For the
                                                        For the         Nine-Months         Three-            Three-            Period
                                                       Nine-Months         Ended         Months Ended      Months Ended      December 10,
                                                         Ended            September         September         September         1998 to
                                                       September 30,         30,               30,               30,            September
                                                          2001              2000              2001              2000            30, 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                     $       0.00      $       0.00     $        0.00     $        0.00     $        0.00
                                                      =============     =============    ==============    ==============    ==============

Interest paid                                         $        0.00     $       0.00     $        0.00     $        0.00     $     674,469
                                                      =============     =============    ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from
acquisition
  of DNAPrint genomics, Inc. (Florida)                $          -      $         -      $           -     $           -     $   1,000,000

Unrealized loss on long-term investments              $    (30,920)     $  (126,793)     $        (155)    $    (126,793)    $    (228,218)

Common stock issued for land subsequently
swapped
  for investment in Heroes, Inc.                      $          -      $ 2,000,000      $           -     $           -     $   2,000,000

Dividends paid in stock of Heroes, Inc.               $          -      $         -      $           -     $           -     $  (1,988,228)

Common stock arising from reorganization/court
order
  Arising from conversion of claim to stock           $          -      $         -      $           -     $           -     $  (2,905,500)

Common stock issued for payment of Advance from       $     74,160      $         -      $           -     $           -     $      74,160
TBF

Common stock issued for payment of liabilities        $    175,310      $         -      $     105,512     $           -     $     175,310

Equipment purchased under capital lease               $    234,634      $         -      $           -     $           -     $     234,634

See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc., formerly Catalyst Communications, Inc. ("we", "us",
"our") was initially incorporated under the laws of the State of Utah on January
3, 1983 as Lexington Energy, Inc. We were organized for the purpose of investing in all forms of investments, but we have since changed our focus to human genome sciences. In connection with this change in focus, on July 15, 2000, we acquired
DNAPrint genomics, Inc. (a Florida Corporation incorporated in May 2000), by issuing 192,000,000 shares of our common stock. This entity specializes in the construction of electronic facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research.
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

BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September
30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past year, our growth has been funded through private equity. We expect to seek additional funding through private or public equity and receive funding through collections on subscriptions receivable. In connection with this matter, we have received a funding agreement from Tampa Bay Financial, Inc. (one of our stockholders) and certain of its affiliates to provide additional financing in the amount of approximately $125,000 per month for a period of one year commencing on July 15,
2001. As of September 30, 2001, approximately $167,000 has been collected in connection with this agreement. In spite of this, there can be no assurance as to the availability or terms upon which future capital might be available. We are in the process of completing laboratory facilities to run scientific tests which we believe will begin to generate operating revenues and ultimately reduce or eliminate our dependence on capital. There can be no assurance as to the ultimate success or timing of such results.

NOTE C  - RELATED PARTY TRANSACTIONS

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders, George Frudakis, under a ten-year operating lease agreement requiring monthly rent of approximately $5,200 (plus related sales taxes) per month. During the nine months ending September 30,
2001, we paid rent of approximately $55,400 to this entity. In addition, we paid this entity approximately $87,400 for various leasehold improvements during the nine months ending September 30, 2001.

Tampa Bay Financial, Inc., one of our stockholders, periodically advances funds to us. During the nine months ended September 30, 2001 and 2000, this stockholder made advances of approximately $194,000 and $330,000, respectively, to us. The advances are unsecured, non-interest bearing and due on demand. As of
September 30, 2001 all of these advances were converted to common stock.

NOTE D - COMMON STOCK

In the first nine months of 2001, we issued 16,033,840 shares of common stock for $801,692 cash (5 cents per share).

We converted $249,471 of claims into 12,473,543 shares of common stock at $.02 per share as settlement of liabilities arising from bankruptcy settlements in the first nine months of 2001.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2001 and the financial statements as of and for the nine months ended September 30, 2001 and 2000 included with this Form
10-QSB.

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

Three months ended September 30, 2001 vs. three months ended September 30, 2000

At this stage of its development, our revenues consist primarily of sales of products incidental to research activities. For the three months ended September
30, 2001, revenues decreased from $15,518 in 2000 to $320, a decrease of $15,178 or 97.8%. The decrease was a result of a change in focus to almost pure research from consulting revenues. Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we may attain if our long-term goals are achieved.

The largest component of our operating expenses was research and development, which consists of laboratory supplies, equipment rental, facilities and employment-related costs. These costs were $575,338 for the three months ended
September 30, 2001 compared to $105,434 in 2000. This is a result of our commitment to increased research beginning in the summer of 2000. Another significant component of our operating expenses is general and administrative.
These expenses increased from $38,291 for the three months ended 2000 to
$45,896, an increase of $7,605, or 19.9%. The increased expenses in 2001 were primarily related to public relations costs, which we did not utilize in 2000.
Currently our general and administrative expenses consist primarily of (i) legal fees associated with our patent activities and our preparation of securities law filings, and (ii) accounting fees associated with preparing the audited financial statements contained in our Form 10-K and costs associated with the acquisition of DNAPrint genomics, Inc. (Florida).

Nine months ended September 30, 2001 vs. nine months ended September 30, 2000

At this stage of its development, our revenues consist primarily of sales of products incidental to research activities. For the nine months ended September
30, 2000, revenues decreased from $30,001 in 2000 to $12,370, a decrease of
$17,631, or 58.8%. The decrease was a result of a change in focus to almost pure research from consulting revenues. Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we may attain if its long-term goals are achieved.

The largest component of our operating expenses was research and development, which consist of laboratory supplies, equipment rental, facilities and employment-related costs. These costs were $1,149,284 for the nine months ended
September 30, 2001 compared to $105,434 in 2000. This is a result of our commitment to increased research beginning in the summer of 2000. Another significant component of our operating expenses is general and administrative.
These expenses increased from

$231,149 for the nine months ended 2000 to $308,421, an increase of $77,272, or
33.4%. The increased expenses in 2001 were primarily related to payroll and related expenses. Currently our general and administrative expenses consist primarily of (i) legal fees associated with our patent activities and our preparation of securities law filings, and (ii) accounting fees associated with preparing the audited financial statements contained in our Form 10-K and costs associated with the acquisition of DNAPrint genomics, Inc. (Florida).

Future Periods

Management expects that personnel costs will increase substantially through the end of 2001 and in future years as we expand our research efforts. Most of our other operating expenses, however, are expected to grow with time and expansion.
Management believes that the level of professional fees paid by us in 2001 will remain stable through 2002. We will increase rents and insurance and utilities because of our new facility. We will also require testing to establish the efficacy of our products as current research and development matures and as our products are exposed to the marketplace through the efforts of its licensees.
Management expects to see the results of these efforts beginning in 2002.

Liquidity and Capital Resources

General

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the quarter ended September 30, 2001 was $907,460. We also invested in equipment of approximately $190,000 in 2001. The resulting cash shortfall was financed primarily through related party advances and sales of common stock.

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

Staffing

We plan to increase our work force. Currently, we have 15 full-time employees.
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

         The Company converted $249,471 of claims into 12,473,543 shares of common stock at $.02 per share as settlement of liabilities arising from bankruptcy settlements in the first nine months of 2001. In these transactions, the stock was issued to a small number of accredited or sophisticated investors in a transaction that the Company believes was exempt from registration under Rule
         506 promulgated under the Securities Act of 1933.

         In the third quarter of 2001, the Company sold 3,349,840 shares of common stock for $167,492 cash. The stock was issued to a small number of accredited investors in a transaction that the Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten.

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         10.13    Consulting and Marketing License Agreement

         (b)      Reports on Form 8-K.

         NONE
                                                       -12-
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
                                                Date:  November 14, 2001