Form 10KSB
period 2001-12-31
DNAPRINT GENOMICS INC
filed 2002-04-09
CIK 1127354

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934 For the transition period from ________ to __________

                         Commission file number 0-30119

                             DNAPrint genomics, Inc.
                 (Name of small business issuer in its charter)

                                      Utah
                         (State or other jurisdiction of
                         incorporation or organization)

                                   59-2780520
                      (I.R.S. Employer Identification No.)

             900 Cocoanut Avenue, Sarasota, FL 34236 (941) 366-3400
(Address of principal executive offices) (Zip Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                                (Title of class)
                          Common Stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.         $14,389

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) As of March 18, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was
$30,750,673.95.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 18, 2002, 451,392,609

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

Yes ___ No  X

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
Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

Item 1. Description of Business.

History

        DNAPrint genomics, Inc. ("we," "DNAPrint genomics" or the "Company") was incorporated in the State of Utah. It is the successor in interest to S.D.E.
Holdings I, Inc. ("S.D.E."). S.D.E. was a Nevada corporation registered under
Section 12 of the Securities Exchange Act of 1934 and had no business operations. In October 2001, S.D.E. acquired DNAPrint genomics by merger, and
DNAPrint genomics became the successor registrant under the Securities Exchange
Act of 1934. All of the discussion contained in this Report of historical activity relates to the business of DNAPrint genomics.

        For a number of years prior to the merger, DNAPrint genomics was known as
Catalyst Communications, Inc. ("Catalyst"). Catalyst had several operating subsidiaries, which conducted a variety of businesses, including operating restaurants and promoting and marketing prepaid phone cards. In early 2000, Catalyst and its subsidiaries filed for protection under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 2000. After a period of dormancy, it acquired DNAPrint genomics, Inc., a Florida corporation.

        Our management team consists of Tony Frudakis, Ph.D., CEO/President, K.
Punniswamy, Senior Vice President of Biostatistics, and Kondragunta
Venkateswarlu, Vice President of Bioinformatics. We believe that these executives have the necessary expertise to make us a profitable company specializing in marketing information products worldwide through direct sales, licensing agreements, distributorships, and partnering arrangements. We are also actively seeking strategic acquisitions of products and companies that fit within our focused growth strategies.

Development

        The Company began with the discovery and development of the TruLine of products - TruSeqTM, SNiPscanTM and TruSpinTM. These products enable researchers to conduct cost-effective, high-throughput DNA testing. These testing capabilities triggered ideas about bringing DNA analysis into the economic reach of the common person, and ultimately resulted in the establishment in Sarasota,
Florida of our predecessor, GAFF biologic. For the first year, GAFF biologic was a routine DNA testing laboratory, owned by Dr. Tony Frudakis and George
Frudakis, and operated through Pacific-Atlantic Corporation, an affiliate of
George Frudakis.

        With the contribution of $250,000 in first-round financing as seed capital, the Company changed its name to DNAPrint genomics and began to execute its business plan. At that time, GAFF biologic transferred all its assets, machines, talent and patents to the Company. The Company had all capital equipment it needed to function as a full-service STR DNA testing and DNA sequencing facility. The Company was actively engaged in human identification analysis on a routine basis and used its proprietary TruSeqTM, SNiPscanTM and TruSpinTM products to reduce the cost of producing a genetic profile to less than 50% of the price that a standard forensic DNA lab charges.

        By 2001, Dr. Frudakis had teamed with Kondragunta Venkateswarlu, Ph.D. and
K. Punniswamy, Ph.D. to develop a business plan. Later in 2001, we began conducting pharmacogenomics research and development for the generation of new consumer genomics products.

Intellectual Property and Products.

        Phenome Database. We have developed unique and comprehensive
        SNP databases. An "SNP" is a single nucleotide polymorphism - a common
        DNA sequence variation that has great significance for biomedical research. We have developed our SNP databases through the use of proprietary data mining techniques, software and biochemical research and development. To date, we have discovered several thousand SNP sequences useful for drug interactivity screening. Our databases are fully annotated, and contain relevant LocusLink, Medline, UniGene,
        Entrez, and PubMed information. Another factor that distinguishes our database is that it contains a molecular address for each target SNP that enables rapid application to microchip based screening platforms.
        Most of our data and annotation do not currently exist in any public database, and we enjoy their exclusive use.

        "SNiPdoc" SNP discovery system. We maintain a full, high throughput screening facility, and the SNIPdoc system is the discovery search engine for this facility. SNIPdoc is a software system that aligns raw
        DNA sequence data from multiple donors, and uses statistical routines to find reliable discrepancies between these sequences. It then formats the data and deposits it into a database.

        FEMS. We have developed software - the Front-End Management System or
        FEMS - to manage the workflow of DNA through automated DNA analysis equipment. FEMS is a database within which we store information about our blood specimens, polymorphisms and genotypes. The most recent versions of FEMS include software that is specifically suited for the design of re-sequencing experiments starting with raw human genome data files. (A re-sequencing experiment sequences the same gene from multiple donors.) The software defines "important" and "unimportant"
        regions of a human genome DNA sequence file, designs primers to flank pertinent regions of the file and formats these primers for easy oligonucleotide ordering. We have also added numerous Java applications to FEMS over the past year which enable us to format SNP data from the Phenome database. The formatting allows for convenient ordering of consumables, within the confines of UHT genotyping platform requirements. The software allows us to quickly and efficiently design population genetics experiments, which is the foundation of our product discovery efforts. The software accomplishes in seconds what it previously took a scientist an hour or more to accomplish during the tedious process of experimental design.

        Haploscope Genetic Feature Extraction System. The Company has
        developed and filed a patent application for a novel genetic feature extraction algorithm called "Haploscope." The algorithm employs an original and proprietary mathematical method for allowing scientists to identify which SNP combinations are associated with various drug reaction (or other) traits. We use the algorithm to identify the puzzle pieces of a complex genetic picture, which is a crucial step in the construction of predictive genetic testing products. Just as people use features such as nose shape, hair color, weight, voice and height to identify others visually in their everyday lives, so too are features useful for distinguishing between groups of patients. Once the features have been identified, they can be combined into classifiers, which can be used, en masse, to predict patient drug response in a commercial setting. We have written a software application using this algorithm, and we use the application to gain a statistical advantage for finding associations between sets of SNP markers and complex human traits.

        Correspondence Analysis Process for Feature Modeling. We have developed and filed a patent application for a method of modeling genetic features that extends previously described mathematical methods related to Correspondence Analysis or Principal Components
        Analysis. We use the method to model genetic features in a manner that is sensitive for detecting the epistatic and dominance components of genetic variance, in addition to the additive component that most other methods can detect. Most human traits are complex, and understanding them well enough to make predictions of trait values from DNA requires understanding all of the components of genetic variance in the population - or all of the genetic mechanisms at work for imparting individuality. If gene variants are puzzle pieces, this method allows the company to assemble these puzzle pieces into a portrait which can then be used as a basis for classifying unknown samples. Since identifying these components is crucial for the development of any personalized drug or forensic classifier, the company feels the method imparts to it a distinct advantage in the race to introduce such classifiers to market. With the enhanced sensitivity, the mathematical method we have developed enables us to explain the maximum amount of variability in trait values in terms of a set of input features, thereby enabling us to produce a classifier for predicting the trait value of an unknown. We use the algorithm to assemble the puzzle pieces of a complex genetic picture.

        Linear/Quadratic Analytical Process. We have developed and filed a patent application for a method of modeling genetic features that extends existing mathematical methods related to Multivariate Distance
        Measurement and Linear Discriminant Analysis. We use the method to model genetic features in a manner that is sensitive for detecting the additive component of genetic variance. Because of its computational speed, we prefer the program that runs this algorithm for simpler genetic problems for which co-dominance effects exceed those of
        Mendelian dominance. Most human traits are complex, and understanding them well enough to make predictions of trait values from DNA requires understanding all of the components of genetic variance in the population - or all of the genetic mechanisms at work for imparting individuality. If gene variants are puzzle pieces, this method allows us to assemble these puzzle pieces into a portrait that can be used as a basis for classifying unknown samples. Since identifying these components is crucial for the development of any personalized drug or forensic classifier, we feel the method imparts to it a distinct advantage in the race to introduce such classifiers to market. Because of its utility with complex genetics analysis, the method enables us to explain a significant amount of variability in trait values in terms of a set of input features, at a computational cost that is lower than other methods we use. Because of its convenience and speed, the algorithm allows us to convert recent sequence data rapidly into patent applications by demonstrating that input genetic features can be used within the context of a genetic classifier for predicting the trait value of an unknown.

        Retinome. We have developed and filed a patent application for a novel method of eye color inference from DNA. The SNP based method is the first of its kind, and management believes its rapid discovery represents a validation of the Company's capabilities and intellectual properties. The method employs Correspondence Analysis for using human pigmentation gene SNP combinations to predict human eye color accurately and sensitively. The method could be useful to forensic scientists desiring to produce a physical profile of a suspect based on crime scene biological evidence.

        Current DNA testing gives a set of about 13 number pairs that are used to identify a person or fluid specimen unambiguously. The person must have been previously sampled and stored in a database in order for it to be useful to criminologists for matching with anonymous evidence.
        The Retinome product will give information about a suspect without prior sampling. This is because it will extract information from the important regions of the human genome (those that participate in the determination of human physical traits), not the "junk" regions.

        Home DNA Specimen Collection Kit. We manufacture a home DNA specimen collection kit called the DNAPrintTM kit. The kit enables the collection of DNA for indefinite storage. A foam tipped swab is used to rub the inside of the subject's cheek, and the DNA collected on the swab (from tiny cells on the surface of the cheek) is then deposited by contact to a preservative card. The card is sealed in a tamper resistant pouch with a desiccant pack and can be stored in a filing cabinet or safe indefinitely. The product is attractive to parents who wish to be able to identify their child at a later date through forensic DNA testing (i.e. runaway or kidnapping victim - a replacement for the outdated and ineffective infant footprint). Others wish to establish an archive of their DNA for estate planning purposes
        (to refute illegitimate claims of relationship after death without exhumation) or to establish a DNA archive for insurance purposes (for positive post-mortem identification for the life insured after traumatic accident - to replace dental records). We sell these kits for $19.95 each, and each costs $5.00 to produce.

Products Under Development

        In addition to the products described above, we have several products under development.

        Retinome. As of March 18, 2002, Retinome was 98% accurate predicting eye color shade, and 75% accurate predicting the precise eye color within a shade, where light shade is blue, green and hazel eyes and dark is brown and black. We have finished a screen of three more genes in an attempt to increase the accuracy for predicting actual eye color, and identified another gene whose variant sequences are associated with eye color. The new updated Retinome panel of SNPs is capable of predicting eye color shade and actual eye colors with greater accuracy. We have been negotiating with third parties for the transfer of a commercial license to sell Retinome. To date, the terms offered by our most favored potential licensee have been unacceptable.
        By contract, we must wait for six months from the date of first negotiation before we can take discussions outside to third parties.
        On June 1, 2002, we intend to aggressively seek a larger platform provider for license of the Retinome classifier. Because we want to begin realizing revenues from the sale of Retinome as soon as possible, we are also likely to provide Retinome services for forensics customers through a service licensee rather than a platform licensee. The Company has submitted a grant application to the
        National Institutes of Justice to expand the utility and commercial application of the Retinome classifier for the provision of forensic services through selected licensees. At this time, management expects
        Retinome to contribute towards 2002 revenues.

        Retinome HA. We are attempting to accomplish for human hair color what we have accomplished for eye color. As of March 18, 2002, this project was approximately 90% complete.

        Verity. The company is attempting to identify a method for human SNP combinations for the inference of race from DNA. Though STR profiling is the current mainstay of forensics DNA testing, the multiallelic nature of STRs (meaning the large number of forms, or "flavors" in the population) render them of suboptimal statistical value for racial inference. Further, because STR tests are more difficult to automate, and because they focus on regions of the human genome that do not impart our physical characteristics, they are useless for ascribing other physical properties to DNA donors (i.e. skin color, eye color, hair color, etc.). Because of this, criminal investigators usually resort to subjective methods by which to construct physical profiles from crime scene DNA. Nevertheless, within each of our chromosomes lies an encoding for these physical characteristics, and we are attempting to use recent human genome advancements and proprietary methods to tap into specific regions of the genome that are especially informative for racial determination. If the Company is successful, the resulting VERITY classifier could allow forensic scientists to construct an objective racial profile by which to guide criminal investigations. VERITY could also facilitate investigations by helping investigators procure probable cause to warrant DNA specimen collection from suspects. Because STR testing results are dependent on accurate racial classification, VERITY could also allow for an improvement in the accuracy of STR identity testing methods by enabling an objective qualification of reference database selection.
        We would handle the licensing of this potential product in a similar manner as that for Retinome.

        Statnome. Statnome is the product we are developing in conjunction with a group of Jacksonville physicians to classify patients as adverse responders or good responders to a class of drugs called statins. Hypercholesterolemic and dyslipidemic patients are at increased risk for heart disease. Currently, these patients are prescribed medications, nicknamed "statins," to reduce this risk.
        Statins function to decrease cholesterol levels by inhibiting a key enzyme in the cholesterol pathway. According to the National Heart,
        Lung, and Blood Institute's National Cholesterol Education Program,
        high cholesterol is one of the key risk factors for heart disease.
        Heart disease is the leading cause of death for both men and women in the United States, and more than 90 million American adults, or about
        50 percent of the population, have elevated blood cholesterol levels.
        A study published in the New England Journal of Medicine in September
        1998 says heart disease deaths have declined steadily over the last 30 years, decreasing by 10.3 percent between 1990 and 1994 alone. This improvement is largely attributable to better prevention of heart disease through the widespread use of statins.

        Notwithstanding the efficacy of this class of drugs, individual patients respond differently to statins. About 2-5% of patients are discontinued from statin treatment due to adverse experiences including hepatocellular toxicity (indicated by elevated serum levels of certain liver enzymes), and more rarely, Rhabdomyolysis with acute renal failure. In fact, it is recommended that physicians monitor this toxicity by performing liver function tests prior to, and at 12 weeks following, both the initiation of therapy and any elevation of dose, and periodically thereafter. As a recent Time magazine article points out, statins may potentially serve as a useful preventative tool to reduce the risk of heart disease in the general, healthy population. A key impediment for the expansion of the statin market in this way is the danger posed by adverse events associated with use of these drugs.
        For example, the long-term effects of hepatocellular injury are not clearly understood.

        The Statnome product(s) could help reduce the risk associated with the use of statins in the general population. We expect our Statin project to result in several "diagnomics" test solutions for routine patient pre-screening prior to statin prescription. Based on the prevalence of dyslipidemia and hypercholesteremia in the population, such a product could enjoy a market in excess of several billion dollars. At present we have completed approximately 75% of the screen of the xenobiotic genome for the Statnome project.

        Ovanome. We are working on a genomic based diagnostic tool that could be used to match ovarian cancer patients with the most suitable form and dose of chemotherapy. Currently, cancer patients are treated with anti-cancer drugs whose efficacy is known in terms of population averages. In reality, individual cancer patients exhibit unpredictable and unique responses to virtually all commonly used chemotherapeutic compounds. Individual genetic differences have long been suspected to play a role in this variable drug response. Because of the complex nature of the genetic and environmental factors involved, however, little is currently known about the relationship between genes and drug response. For cancer patients, decisions about treatment regimes are often fateful, and second chances at treatment are usually not successful. A better understanding of the relationship between genes and drug response could obviate the current trial and error process of chemotherapy treatment and guide physicians and patients toward the optimal treatments at the outset of therapy. In early March, we announced success with this project at the Society of Gynecological
        Oncologists meeting in Miami, and at the BIO IT World Expo in Boston.
        Although we are only halfway through the xenobiotic genome for this project, we have identified several SNP markers whose haploid alleles are predictive for non-response to Taxol. These SNP markers will comprise a classifier (OVANOME), or predictive genetic test for matching Ovarian Cancer patients with the proper first line chemotherapy dose and/or treatment. We are using these results as a basis for an NIH grant application designed to expand the study and address other aspects of performance that will likely be required before OVANOME could be used to guide chemotherapy decisions in the clinic.

Other Projects

        We are also negotiating agreements with universities and businesses to apply our proprietary products and resources to other product development projects.

        In November 2001, NYU's Mary Lea Johnson Richards Organ Transplantation
Center agreed to provide us with informed consent qualified patient specimens and matching clinical data. We will genetically screen the specimens for markers and/or marker sets that can be used to distinguish between drug responders and non-responders. To do this, we will employ proprietary genotyping protocols, data resources (the PHENOME SNP database) and our informatics platform. The goal of the project is to identify pharmacogenomic classifiers that could be used to match renal transplantation patients with the optimal immunosuppressant for their genetic architecture. We expect the project to take about one year to complete, and we expect the results to extend to patients for a wide range of transplantation procedures. The Mary Lea Johnson Richards Organ Transplantation
Center is one of the busiest and most successful transplant programs in the
United States.

        Over the course of 2001, we added three more physicians to our Jacksonville network. These physicians are collecting DNA and medical data for us so that we can study variable drug reactions.

In 2001, we also entered into a contract with Pharsight Corp. that will allow us to accelerate our research and product development. Under the terms of the agreement, Pharsight will supply us with clinically phenotyped specimens from patients taking a variety of variably efficacious medications. The relationship with Pharsight will increase our specimen databank by about 10%, and lays the foundation for other more extensive collaborative efforts between the companies in the future.

        We now collect specimens using our network of Florida physicians. The
Pharsight arrangement complements these efforts and helps us meet our goal of having several thousand specimens in our multi-drug consent databank by the end of 2002. The specimen databank we are compiling is unique in the pharmacogenomics industry. Rather than collect specimens and clinical data relevant for a particular drug project, our collection efforts target patient types. Each specimen in our databank has multi-drug consent, and is clinically annotated with the patient's drug, clinical and biographical data, spanning an average of seven years of his or her medical history. The average specimen in the databank is annotated with numerous combinations of medication and clinical test result, called "events," and a majority of the specimens have multiple events for the same drug. It is this depth and breadth that makes our databank well suited for our effort to genotype every patient at every pharmaco-relevant marker for the execution of numerous, simultaneous pharmacogenomics projects. We expect our approach to enable the development of genomics patient-drug classification products for a fraction of the cost incurred by others in the industry.

Overview of the Market

        During the past 15 years, the United States has experienced the greatest surge of biotechnology growth ever, with the emergence of the field of human genomics. This emergence was precipitated by a joint investment by the Wellcome
Trust and the National Institutes of Health in the Human Genome Project, which with the help of Celera Genomics, has recently been completed. This presages a new era of smarter diagnostic tests. In fact, the developing life sciences IT market is currently $3.5 billion and is projected to grow to over $9 billion by the end of 2003 (data from IBM life sciences division). Because only one or two genomics-based diagnostic testing products have yet been developed, we cannot know the size of the market for them. Nevertheless, we can provide some facts about the market for non-genomics DNA tests and target markets for genomics-based products. From this information, one may attempt to extrapolate to the potential for genomics-based applications.

        o About 2 million people with chronic hypercholesteremia use Statins every year. Reports have suggested that Statins can be used by healthy people to reduce their likelihood of developing hypercholesteremia, but since these drugs cause liver damage in up to 2% of all recipients, the risk to reward ratio is unacceptable. With the development of genomics-based diagnostics that can identify the incompatible before prescription, it may be possible to expand the market for Statins from 2 million to over 200 million.

        o Non-genomics based (i.e. STR) DNA testing results are accepted in the courts of every state of the union as an irrefutable indicator of individual identity.

        o Paternity DNA testing, which uses simple STR analysis, is a $100 million industry today. These test results can say nothing about a person's physical traits, since they survey the "junk" regions of the human genome.
          The only way to survey the important regions, and draw inferences about physical human traits, is through SNP analysis - work that is far more difficult to perform and analyze. Of this $100 million, 90% is paid to fewer than five companies that currently dominate the paternity market.
          None of these companies possesses genomic analytical tools, and few possess expensive high-throughput genotyping instrumentation. Thus, none are players in the emerging field of personalized medicine.

        o Unlike STR-based products and services, virtually every person is a potential customer for a personalized drug prescription product, and most will be potential customers of multiple personalized medical products (one for each drug they will be taking).

        o The scope of the SNP profiling market, through the adoption of
          "personalized medicine" could exceed several billion dollars per year by the year 2005.

        o All current DNA testing companies focus primarily on paternity analysis or other diagnostic services such as blood testing.

        o A consortium of about 10 pharmaceutical companies, along with the US government, has invested millions into discovering SNP locations that will form the knowledge base for research such as ours. This knowledge database is intended to foster growth in the sector by providing data to companies free of charge (much like the human genome project, of which this is part).
          This data has been produced with public funding. The SNP database can be accessed on the web.

        o Clinical trials cost the pharmaceutical industry over $250 billion annually, and drug candidates that fail this process, in part because of a lack of SNP cross-examination, cost pharma over half this amount annually.

        o The average paternity case costs a customer $400. We believe that in the future, every ordinary patient will have access to a much more valuable service (SNP profiling for application to personalized medicine) for less than $100, pending the development of analytical tools such as ours that enable sense to be made from the data.

        o There are currently no companies that actively perform SNP, STR or other
          DNA analysis for personalized medical application. Only two have announced plans to offer very simple SNP tests, of limited value for certain drug reaction problems.

        o Most people do not realize that DNA profiles can be used to enhance their medical safety.

Competition

        Compared to fields such as telecom or wireless, there is little significant competition within the pharmacogenomics field. Only about 20 companies in the world have high-throughput genotyping capabilities (25,000 genotypes per day or greater). In addition, data analysis represents a significant barrier to entering the field for many of these companies. In part, this is because doctoral level mathematicians and geneticists are necessary to build the information tools necessary to conduct this type of research. Because of the esoteric nature of the field, high cost of equipment and intellectual property, and limited personnel, there are only a handful of companies in the world that are fully devoted to pharmacogenomics. Most of these companies practice SNP profiling to accelerate gene discovery and product evaluation for pharmaceutical partners (i.e. studying experimental drugs). In contrast, we focus on drugs with existing markets, and existing consumer genomics markets.

        To our knowledge, there are only a few other companies whose goals resemble ours. About ten pharmaceutical companies are engaged in the pharmacogenomic field (the study of genetic variation through SNP analysis). Few are devoted to complex trait determination through SNP profiling; most are focused on single gene disorders and phenotypes.

        Some of the more sophisticated players in the pharmaceutical industry include Curagen (which has had success with Type II diabetes), Millennium (which has had success with arteriosclerosis and heart disease), and Warner-Lambert,
GenSet, Parke Davis and Glaxo Wellcome, which have had success with various drug interactivity traits. There are over 1,000 drugs with adverse events or variable efficacy in the Physicians Desk Reference. Since a pharmacogenomics drug study costs millions of dollars, and since most of the handful of companies with expertise in this field are focused on experimental drugs (not drugs already on the market and present in the Physicians Desk Reference), we believe that the competition landscape is favorable.

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

                  DNAPrint, U.S. Trademark Serial No 75/924118 Filed 2/22/2001.
                  PHENOME, U.S. Trademark Serial No 75/927,822, Filed 2/25/2001.
                  TRUSPIN, U.S. Trademark Serial No. 75/924,316, Filed 2/22/2001.
                  SNIPDOC, U.S. Trademark Serial No. 75/924,117, Filed 2/22/2001.
                  SNIPSCAN, U.S. Trademark Serial No. 75/924,316, Filed 2/22/2001.

        Copyrights. DNAPrint genomics has initiated efforts to copyright the
PHENOME database.

        Patent Applications.

METHODS AND APPARATUS FOR USE IN PROCESSING GENE SEQUENCE DATA Domestic Serial
No.: 60/252,951

METHODS AND FORMULATIONS FOR DNA SEQUENCING. Domestic Serial No.: 60/171,688

METHODS FOR THE IDENTIFICATION OF GENETIC FEATURES FOR COMPLEX GENETICS
CLASSIFIERS Application No.: 60/338,771

COMPOSITIONS AND METHODS FOR DETECTING POLYMORPHISMS ASSOCIATED WITH
PIGMENTATION Application No.: 60/334,674

A CORRESPONDENCE METHOD FOR CONSTRUCTING COMPLEX GENETICS CLASSIFIERS.
Application No. : 60/338,524.

CLASSIFICATION TREE METHODS FOR CONSTRUCTING COMPLEX GENETICS CLASSIFIERS.
Application No. 60/338,734

LINEAR AND QUADRATIC METHODS FOR CONSTRUCTING COMPLEX GENETIC CLASSIFIERS.
Application no. 60/338,468.

A GEOMETRICAL METHOD FOR CONSTRUCTING GENETIC CLASSIFIERS. Application No.
60/337,618.

        We have the rights to license, sell or partner our products exclusively within the United States and abroad, subject to the terms of an option with
Orchid Biosciences. On October 24, 2001, we signed an Option agreement with
Orchid Biosciences of Princeton NJ, a leader in high-throughput genotyping.
Under the terms of the agreement, Orchid provided us an up-front payment of
$350,000 for the option to negotiate exclusively for a license to co-develop and/or co-commercialize certain products in the future. The agreement provides us with a potential distribution channel and applies to products we are currently developing and will develop in the near future.

Marketing

        Management believes that with more expansive and better marketing strategies, there are significant opportunities for growth. The number of individuals concerned about drug use is growing. Baby boomers are proactive about their health, and recent studies show that most are willing to pay for genomics-based diagnostic tests that prevent adverse drug reactions - even if they have to pay out of their own pocket. Interest in genomics, human genetics, and personalized medicine is growing domestically, as well as internationally, and was invigorated by the recently completed human genome project.

        Our approach to commercialization of our products is unique. We have adopted the "partner early and partner often" approach to commercializing our products, and our relationship with Orchid is an example of this approach in action. We believe that the marketing of medical products is most economically and effectively undertaken by those with established product development infrastructures who have done it many times before. Partnering a product with an expert organization for market penetration, testing and validation is a smart way for us to free ourselves of these time and money consuming tasks so that we can develop new products. In this way, we can increase the number of revenue generating products in our portfolio at the maximum rate. This is a particularly good business model for genomics-based diagnostics, which the FDA has not yet decided how to treat. Partners who agree to commercialize our products are taking much of the risk associated with the regulatory unknowns out of our hands.

        Notwithstanding, we may not be able to reach suitable license terms with partners. If this proves to be the case, our shareholders would be best served if we hold our discoveries closely and contract out to genetic service providers to perform the actual testing. Genetic service providers tend to be smaller companies than platform providers, and as a result, significantly higher royalty percentages can be obtained. We will attempt to strike a balance between the two types of license models in order to maximize shareholder value.

Pharmacogenomics Market

        The largest potential for growth is in the consumer genomics sector. Drug compatibility testing may someday be required when such tests exist for a given drug. Many believe that such testing would be an ethical necessity. This type of requirement is not likely to develop until the first few tests are brought to market and publicized. The first few products could cause the market for our products to expand dramatically. Management expects that with proper marketing to the medical community, the demand for our products will increase. We plan to market our products through marketing partners, and see a particularly strong marketing campaign to target the vast baby boomer market as this population ages and begins to consume more pharmaceutical products. In addition, because of its physical proximity to the elderly in Florida, we are engaged in a campaign to publicize our existence and industry to this target group through word of mouth and services provided by our part time specimen collector Bob White, PA of
Jacksonville, FL. We will continue to market ourselves to other companies in the genomics sector through regular presentation at scientific meetings.

Meetings Presented -2001-2002.

        Eighth Annual BioPartnering Europe, London, England October 16-17, 2001. We
were one of only five emerging companies that were invited to present at this conference. The purpose of the meeting was to bring together less well known companies and established biopharmaceutical companies to explore opportunities for mutually beneficial partnerships and collaborations. The conference was sponsored by Technology Vision Group LLC, (www.biopartnering.com/bpe) and hosted
100 innovative biopharmaceutical and diagnostics companies, and several hundred more established companies. The meeting involved 416 companies from 22 different countries, and the conference is the premier European venue for showcasing innovative biopharmaceutical and diagnostics companies. The theme of the eighth annual meeting was "Investing in Electronic Research and Development: New
partnerships arising from the convergence of chemistry, biology, computing and automation." Presentation at the conference was by invitation only, and Emerging
Company Presentation invitations are prestigious. As an Emerging Company
Presenter, Dr. Frudakis presented a Company profile before a captive audience in the main plenary hall, focusing on the Company's science and technology, partnering strategy, developmental programs and capabilities, commercialization plans and product opportunities.

        Genomic Partnering Conference, March 3-4, 2001, San Francisco, California.
This conference, which showcases the emerging companies in the genomics field, is sponsored by the Cambridge Healthtech Institute (http://www.healthtech.com)
and serves as a forum through which companies engaged in cutting-edge genomics research can continue to grow through partnership. At the conference, Dr.
Frudakis presented data outlining our geometric modeling approach to genetic pattern discovery, as well as outline accomplishments related to the construction of DNAPrint's high-resolution SNP and Haplotype maps, software algorithms and pharmacogenomics knowledge base.

        TIGR's Genome Sequencing and Analysis Conference (GSAC), October 27 2001,
San Diego, California. The GSAC meeting was chaired by J. Craig Venter, Ph.D.,
Celera Genomics, Dennis Hochstrasser, MD, Geneva University Hospital and Yusuke
Nakamura, MD, Ph.D. University of Tokyo, and is perhaps the world's most recognized and comprehensive genomics conference.

        BioIT World Conference and Expo, March 14, 2002, Boston, Massachusetts.
BioIT was organized by IDG of Framingham, Massachusetts, and served as the world's primary conference for computational and analytical genomics. Dr.
Frudakis sits on the Advisory Board for the Bio IT World Expo and Conference.

International Sales

        Solicitation of prospective customers in Canada, South and Central America,
Asia and Europe can result in considerable additional business. Studies indicate that since these economies are less robust than ours, genetic and biotechnological research lags behind. As a result, there is a dearth of genetic data for these world populations, and the generation of optimized pharmacogenomics products is not possible without this genetic data.
Specifically, allelic frequencies (the prevalence of the "puzzle pieces" that go into building the classifiers) for these populations need to be documented in important drug metabolism and target genes if pharmacogenomics products are going to be developed to serve them. Thus, being the first to conduct research and development and eventually enter some of these niche markets such as Brazil or Malaysia with products, would give us a competitive advantage.

        In January of 2001, we established a joint venture with DNAPro of Malaysia.
The agreement establishes DNAPrint genomics (Malaysia) ("DNAP (Malaysia)") to take advantage of the favorable partnering and funding climate in the
Southeastern Asian market. DNAP (Malaysia) was the first pharmacogenomics company in the world eligible to apply for Malaysian Ministry of Science,
Technology and Environment grants, which it did. Over the course of the next 6 months, Dr. Frudakis visited both agencies and presented funding proposals. We then applied for two separate grants from the Malaysian government. We have not yet received a decision from the Ministry for approximately $10 Million in R&D support. The MAVCAP Malaysian venture capital organization declined our proposal in December of 2001. Because Malaysia is a majority Muslim country, it is possible that the events of September 11 had an impact on our application to
MAVCAP, and it is possible they will also have an impact on our other pending solicitation.

        Management believes that Malaysia and other countries could provide us funding because they are eager to catch up with the rest of the biotechnology world. We intend to pursue this market by preparing grant applications to the funding agencies of these governments. This represents a model for how we intend to acquire niche genetic data and products; we plan to duplicate this effort to attract potential partners in various other foreign countries. The marketing plan is to choose partners in each of these countries that (a) give us a legal and logical basis to ask their governments for money, and (b) can market the products that result from our work. These companies should be financially able to set up and market our products in their countries on an exclusive basis.
Through US partners, we plan to assist in the development of packaging for diagnostic kits sold within their particular country and cultural biases and preferences, supply insight in product knowledge and furnish advice on valid procedures for effective advertising and marketing. We expect to receive royalties on total sales and intend to enter into mutually agreeable minimum volume targets.

        We will also consider working with sales representatives abroad and shipping directly from the United States. We project this only in areas where foreign governmental regulations, duties, taxes, shipping charges and payment difficulties do not have a negative impact upon our profits.

Institutional, Governmental, and Direct Business Sales

        We expect our forensic products (i.e. Retinome) to attract interest from federal law enforcement agencies, state forensic laboratories, penal institutions, government agencies and private businesses that need anonymous blood sample phenotypes. Therefore, with a professional and organized program, we can tap this area for substantial increases in sales. As we develop, we plan to initiate a multi-faceted approach to attain this business.

        o We plan to establish a network of commissioned marketing partners to address this market.

        o We would likely use an advertising program to target these groups through magazine ad placement (i.e. Police Chief, Law Enforcement etc.), and through presence at forensic meetings. We have already entered into an advertising contract with Mark Neuhaus for placing the Retinome trademark on his racing cars in Europe

        o We may also use a direct mail program to these groups. Our partners will produce and mail offers on a controlled basis.

        o We plan to exhibit at tradeshows and fairs where our products will attract interested customers.

Strategic Acquisitions

        We are always examining relations and strategic acquisitions of similar and complementing companies. We will evaluate acquisitions on a per deal basis.
Acquisitions we would be inclined to make would likely focus on commercializing the classifiers we have already developed, validated and published, or intend to develop, validate and publish in the near future.

Licensing and Partnering Agreements

        We have entered into an agreement with Orchid Biosciences, Inc. (see
"Marketing"). This Agreement has given us a partner with whom to further develop and commercialize our genomics properties, as well as a high quality, high profile genomics partner with advanced techniques, and a marketing program that covers all facets of product maturation from preliminary lead to FDA-approved product.

Establishment of Distribution Channels

        The agreement with Orchid give us a potential licensee who may sell and ship our products to licensed hospital laboratories, licensed contract research organizations and other licensed users. The advantage of using an affiliate such as Orchid is that we can capitalize on Orchid's name recognition, market leadership and personnel. Further, Orchid is an expert in the mechanics of the construction of mass produced SNP kits. They also have significant market penetration through the placement of their SNP genotyping platform systems, which will use these kits. By virtue of the agreement, we have the freedom to seek other licensees with equivalent or better distribution channels on better terms than that which we could obtain from Orchid.

Improved Efficiencies

        We are continually involved in making our present program more efficient and productive through ongoing evaluation of commercialization strategies with partners. Proper marketing by our partners is vital for us to achieve pharmacogenomics market share. Advertising methods likely will include television advertisement on cable health channels, magazine advertisements in certain target magazines (such as Golf for our Statnome product) etc. Management believes that our growth will allow us to diversify the users of our products into large specific targeted demographics. Through our partners, we will use four main strategies for gaining users: Tertiary Strategic Partnerships, Cross
Promotion, Viral Marketing and Media Advertising.

Market Demographics

        The primary customers of the Company's products will be educated baby boomers and their parents who are proactive about safeguarding their health.
Many of these people are Internet users who are exposed to many banner ads a day. As the number of Internet users grows from 130 million in 2000 to an estimated 350 million by 2003, the number of people aware of our mission and products will increase as well.

        Another factor that will increase the percentage of the population that uses personalized medicine products is the publication of negative drug reaction experiences. Incompatible drugs damage patients every day, but little attention is given to this problem because there is little a physician can do to avoid it.
With the advent of our products, we intend that this will no longer be true, and publicizing adverse medication response case studies will help form a market for our products

Item 2. Description of Property.

        We lease our space at 900 Cocoanut Avenue, Sarasota, Florida from Pacific
Atlantic Corporation, a corporation controlled by George Frudakis, the father of
Dr. Frudakis, our Chief Executive Officer. On October 15, 2000, we entered into a triple net lease for this space, consisting of approximately 4,000 square feet of laboratory and office space. The lease runs for 10 years at $5,333 per month plus increases annually based on increases in the Consumer Price Index.

Item 3. Legal Proceedings.

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.

        NONE

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        Our common stock is quoted on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years.

Summary Of Quarterly High & Low Price Of Common Stock: 2000-2001

    QUARTER                      HIGH BID                LOW BID

1st Quarter 2000                   0.09                    0.02
2nd Quarter 2000                   0.07                    0.02
3rd Quarter 2000                   0.375                   0.04
4th Quarter 2000                   0.27                    0.102
1st Quarter 2001                   0.19                    0.09
2nd Quarter 2001                   0.15                    0.056
3rd Quarter 2001                   0.095                   0.034
4th Quarter 2001                   0.132                   0.043

        The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the OTCBB web site.

        As of March 18, 2002, there were 778 owners of record of our common stock.

        We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Sales of Unregistered Securities

        In the fourth quarter of 2001, we sold 2,040,000 shares of common stock for
$102,000 cash. We issued the stock to a small number of accredited investors in a transaction we believe was exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten.

        In the fourth quarter of 2001, we issued 800,000 shares of common stock for $40,000 in services. We issued the stock to a small number of accredited investors in a transaction that we believe was exempt from registration under
Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten.

        In the fourth quarter of 2001, we sold 4,466,780 shares of common stock for
$223,339 cash. We issued the stock to a small number of accredited investors in a transaction that we believe was exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten.

        In the year 2001, we converted $213,916 of liabilities into 10,695,768 shares of common stock at $.02 per share, rather than the $249,471 of liabilities and 12,473,543 shares previously reported. We issued the stock in payment of liabilities arising from bankruptcy settlements. The stock was issued to a small number of accredited or sophisticated investors in a transaction that we believe was exempt from registration under Rule 506 promulgated under the
Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

        The following discussion should be read in conjunction with the financial data appearing elsewhere in this report.

Critical Accounting Policies

        Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Although we anticipate that revenue recognition issues will become critical in future years, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition.
Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Results of Operations

        Although the Company has been in existence for a number of years, management's efforts to develop our business have not yet resulted in generation of significant revenues. To date, management's efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of our products. Until we convince potential customers of the viability of our technology, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background.

Year ended December 31, 2001 vs. year ended December 31, 2000

        In general, our results of operations for calendar year 2001 differed significantly from our results of operations for calendar year 2000 because we operated for the entire year in 2001, whereas our operations for 2000 consisted of only 5 months.

        At this stage of our development, our revenues are minimal and consist primarily of sales of products incidental to research activities. For the year ended December 31, 2001, revenues decreased from $33,236 in 2000 to $14,839, a decrease of $18,397, or 55%. The decrease was a result of a change in focus to almost pure research from incidental genomics sales. For the same period, cost of sales increased from $4,039 in 2000 to $5,914, an increase of 32%, resulting in a decreased gross profit margin of 59%, as compared to 88% for 2000.
Management believes that a change in product mix caused the decrease in margin.
Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved.

        In 2001, the largest component of the Company's operating expenses was research and development, which consists of laboratory supplies, equipment rental, facilities and employment-related costs. These costs increased from
$338,837 in 2000 to $1,873,478 in 2001, an increase of $1,534,641, or 452%. The substantial increase in research and development results from the completion of our software development and infrastructure building, which enabled us to begin our research activities in earnest.

        Another significant component of our operating expenses is general and administrative. These expenses resulted from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and its preparation of securities law filings, and (iii)
administrative and other salaries and expenses.

        Other income from the right of first refusal agreement with Orchid
Biosciences, Inc., ("Orchid") was $350,000 in 2000. This agreement grants Orchid the right, in the event we decide to sell any technologies developed from certain equipment and supplies, to match the price of another purchaser so they can acquire such technology. We do not anticipate a recurrence of this arrangement in the future.

Future Periods

        Management expects that personnel costs will continue to increase substantially in 2002, and they may also increase in future years as we expand our research efforts. Most of our other operating expenses are expected to grow with time and expansion. We will increase consumable expenses due to a ramp-up in our data production capabilities. We will also require testing to establish the efficacy of our products as current research and development matures and as our products are exposed to the marketplace through the efforts of our licensees. Management expects to see the results of these efforts beginning in
2003.

Liquidity and Capital Resources

General

        Our operating requirements used $1,565,452 of cash in 2001 as we continued
to engage in testing and development of our products. We also invested in equipment of approximately $145,540 in 2001. We financed the resulting cash shortfall primarily through related party advances, proceeds from stock issuances, and the collection of stock subscriptions.

        Based upon our current plans, we anticipate that we will need to seek additional financing. We are pursuing license agreements with entities for the distribution of our products. Pursuit of licensing relationships is in its early stages, however, and it is difficult to predict what revenue stream, if any, those relationships will generate. We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We expect that we will continue to be required to raise capital to fund operations at least through the fourth quarter of 2002. We expect to engage in one or more private placements of common stock to fund our operating needs.

        We have also signed a contract with Genomed, Inc. that should provide us
$3.2 million in research and testing revenue over the next two years. We believe that we will generate approximately $1 million in gross profit from this arrangement, which should reduce our capital requirements accordingly. We have engaged in discussions with several parties who have committed to assist us in a private offering. Management is confident that private equity financing will be available to fund it until revenues from operations are sufficient to fund operations.

Capital Expenditures

        At present management does not anticipate a need to make significant capital expenditures in the coming year.

Staffing

        We plan to increase our work force. Currently, we have fourteen full-time employees. We plan to add three research scientists to continue developing our products. Upon development of the products, our marketing plan does not call for building a sales force to sell to end-users. Rather, we intend to license the technology to market segment leaders with existing sales forces. We will train our partners' sales forces to sell our products and to provide technical assistance. We also intend to add personnel in the accounting, administrative and investor relations areas. Management expects to add at least four employees during 2002. We expect the cost of these additional employees to be in excess of
$200,000 in 2002.

Item 7. Financial Statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                   Consolidated Financial Statements as of and
                   for various periods ended December 31, 2001
                    and 2000 and Independent Auditors' Report

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

________________________________________________________________________________

                                                                       Page

Independent Auditors' Report                                            25

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2001                    26

  Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000, and for the period
  December 10, 1998 (date of inception) to December 31, 2001            27

  Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2001 and 2000                                            28

  Consolidated Statements of Cash Flows for the years ended December
  31, 2001 and 2000 and for the period December 10, 1998
  (date of inception) to December 31, 2001                              29

  Notes to Financial Statements                                         31

________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and stockholders of DNAPrint genomics, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of DNAPrint genomics, Inc. and subsidiary (collectively the "Company"), a development stage enterprise, as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company, as of and for the year ended December 31, 2000 and for the period December 10,1998 to (date of inception) December 31, 2000, were audited by other auditors whose report, dated
March 27, 2001, on those statements included an explanatory paragraph that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated financial statements, the Company is in the development stage, has recurring losses from operations, a net accumulated deficit, and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          Kingery, Crouse & Hohl, P.A.

April 3, 2002
Tampa, FL

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $     42,992
Due from affiliate                                                   50,815
Prepaid expenses                                                     23,577
      Total current assets                                          117,384

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation and amortization of  $178,769)                     814,852

OTHER ASSETS                                                          5,000

TOTAL                                                          $    937,236
                                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and other liabilities                         $    186,503
Accrued payroll and payroll taxes                                    54,775
Current portion of capital lease obligation                         110,870
      Total current liabilities                                     352,148

CAPITAL LEASE OBLIGATION, net of current portion                    100,541
      Total liabilities                                             452,689

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; -0- shares issued and outstanding                          -
Common stock, $.01 par value, 500,000,000 shares
   authorized; 429,287,374 shares issued and outstanding          4,292,874
Additional paid-in capital                                        9,877,369
Deferred stock compensation                                        (534,020)
Deficit incurred prior to development stage                      (7,427,422)
Deficit accumulated during the development stage                 (5,724,254)
      Total stockholders' equity                                    484,547
TOTAL                                                          $    937,236
                                                               =============
________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

_____________________________________________________________________________________________________

                                                                                    For the Period
                                                For the Year     For the Year      December 10, 1998
                                              Ended December    Ended December   (date of inception) to
                                                  31, 2001          31, 2000       December 31, 2001

SALES                                         $    14,389       $      33,236         $     86,387

COST OF SALES                                       5,914               4,039               99,671

GROSS PROFIT (DEFICIT)                              8,475              29,197              (13,284)

OTHER OPERATING EXPENSES:
Research and development                        1,873,478             338,837            2,234,848
General and administrative                        686,648             232,149            1,461,495
   Total other operating expenses               2,560,126             570,986            3,696,343

LOSS FROM OPERATIONS                           (2,551,651)           (541,789)          (3,709,627)

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences                    -             350,000              353,090
Loss on disposal of investments                   (11,772)                  -             (349,006)
Interest expense                                  (30,483)                  -              (30,483)
     Total other income (expense) - net           (42,255)            350,000              (26,399)

NET LOSS                                      $(2,593,906)      $    (191,789)        $ (3,736,026)
                                              ============      ==============        =============

NET LOSS PER SHARE  - Basic and
     Diluted                                  $     (.006)      $       (.001)
                                              ============      ==============

SHARES USED IN COMPUTING NET
   LOSS PER SHARE - Basic and Diluted         400,775,200         381,173,589
                                              =============     ==============

_____________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

_______________________________________________________________________________________________________________________________________________________

                                                                                                      Deficit      Deficit
                                                                                                      incurred   accumulated  Accumulated
                                                          Additional     Stock        Deferred         prior      during the     Other
                                    Common Stock           Paid-In    Subscriptions    Stock        development  development  Comprehensive
                                Shares       Amount        Capital     Receivable   Compensation       stage        stage        Income        Total

BALANCES DECEMBER 31, 1999     346,400,98  $ 3,464,010   $ 5,744,861  $ (1,000,000)  $        -    $(7,427,422)   $ (950,331)  $ 222,443   $    53,561

Common stock issuances:
  For advertising and marketing
    services at $.02            8,000,000       80,000        80,000                                                                           160,000
  For acquisition of land at
    $.066 per share            30,000,000      300,000     1,700,000                                                                         2,000,000

Unrealized loss on securities           -            -             -             -            -              -                  (197,298)     (197,298)

Recovery of subscription
receivables                             -            -             -       539,500            -              -                         -       539,500

Deferred stock compensation
related to stock option grants          -            -       731,450             -     (731,450)             -                         -             -

Dividend paid in common stock
of Heroes, Inc.                         -            -             -             -            -              -    (1,988,228)          -    (1,988,228)

Net loss for the year ended
December 31, 2000                       -            -             -             -            -              -      (191,789)          -      (191,789)

BALANCES, DECEMBER 31, 2000   384,400,986    3,844,010     8,256,311      (460,500)    (731,450)    (7,427,422)   (3,130,348)     25,145       375,746

Common stock issuances:
  Via 506 Private Placement
    at $.05 per share          14,324,000      143,240       572,960             -            -              -                         -       716,200
  For consulting services at
    $.05 per share                800,000        8,000        32,000             -            -              -                         -        40,000
  Through funding agreement
    with TBFI at $.05 per share 7,816,620       78,166       312,665             -            -              -                         -       390,831
  From exercise of nonqualified
    stock options at $.05 per
    share                      11,250,000      112,500       574,375             -            -              -                         -       686,875
  For bankruptcy settlements
    at $.02 per share          10,695,768      106,958       106,958             -            -              -                         -       213,916

Loss on investment                     -             -             -             -            -              -                   (25,145)      (25,145)

Recovery of subscription
receivables                            -             -             -       460,500            -              -                         -       460,500

Deferred stock compensation
related to stock option grants         -             -        22,100             -      (22,100)             -                         -             -

Amortization of deferred
stock compensation                     -             -             -             -      219,530              -                         -       219,530

Net loss for the year ended
December   31, 2001                    -             -             -             -            -              -    (2,593,906)          -    (2,593,906)

BALANCES, DECEMBER 31, 2001   429,287,37   $ 4,292,874   $ 9,877,369     $       -   $ (534,020)  $ (7,427,422)  $(5,724,254)  $       -   $   484,547
                              ===========  ===========   ===========     ==========  ===========  =============  ============  ==========  ============
_______________________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

_____________________________________________________________________________________________________________________

                                                                                                     For the Period
                                                                                                    December 10, 1998
                                                           For the Year Ended   For the Year Ended       (Date of
                                                              December 31,         December 31,       Inception) to
                                                                  2001                2000          December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                              $  (2,593,906)     $   (191,789)         $ (3,736,026)
       Adjustments to reconcile net loss to net cash
             (used in) provided by operating activities:
       Depreciation and amortization                               153,285            27,845               184,131
       Loss on disposal of investments                              11,772                 -                11,772
       Amortization of deferred stock compensation                 219,530                 -               219,530
       Common stock issued for reorganization/court order                -                 -               343,000
       Common stock issued for services                            421,415           160,000               581,415
       Common stock issued for bankruptcy settlement                28,080                 -                28,080
       Decrease in receivables                                         500             6,554               325,691
       Increase in prepaid expenses                                (23,577)                -               (23,577)
       Increase in other assets                                     (5,000)                -                (5,000)
       Increase in accounts payable and other liabilities          167,674            21,850               319,262
       Increase in accrued payroll and payroll taxes                54,775                 -                54,775
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (1,565,452)           24,460            (1,696,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                          (145,540)         (599,370)             (744,910)
     Net bankruptcy adjustment                                           -                 -               511,274
NET CASH USED IN INVESTING ACTIVITES                              (145,540)         (599,370)             (233,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances from Tampa Bay Financial, net                       286,151            47,615               333,766
      Proceeds from issuance of common stock                     1,190,950                 -             1,190,950
      Repayment of notes payable                                         -                 -              (350,800)
      Collections from stock subscriptions                         297,460           539,500               836,960
      Principal payments on capital lease obligation               (37,301)                -               (37,301)
NET CASH PROVIDED BY FINANCING ACTIVITES                         1,737,260           587,115             1,973,575

NET INCREASE IN CASH AND CASH EQUIVALENTS                           26,268            12,205                42,992

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      16,724             4,519                     -

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $      42,992      $     16,724          $     42,992
                                                             ==============     =============         =============

(Continued)

                                                                                                     For the Period
                                                                                                    December 10, 1998
                                                           For the Year Ended   For the Year Ended       (Date of
                                                              December 31,         December 31,       Inception) to
                                                                  2001                2000          December 31, 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                             $      30,483      $          -          $     30,483
                                                             ==============     =============         =============

   Income taxes paid                                         $           -      $          -          $          -
                                                             ==============     =============         =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

Stock subscription receivable arising from acquisition of
   DNAPrint genomics, Inc. (Florida)                         $           -      $  1,000,000          $  1,000,000
                                                             ==============     =============         =============

Unrealized loss on long-term investments                     $     (25,145)     $   (197,298)         $   (222,443)
                                                             ==============     =============         =============

Common stock issued for land subsequently swapped for
   investment in Heroes, Inc                                 $           -      $  2,000,000          $  2,000,000
                                                             ==============     =============         =============

Dividend paid in stock of Heroes, Inc.                       $           -      $ (1,988,228)         $ (1,988,228)
                                                             ==============     =============         =============

Common stock issued for reorganization /court order arising
   from conversion of claim to stock                         $           -      $          -          $ (2,905,500)
                                                             ==============     =============         =============

Conversion of Tampa Bay Financial advances to stock          $     453,331      $          -          $    453,331
                                                             ==============     =============         =============

Equipment leased under capital lease                         $     248,712      $          -          $    248,712
                                                             ==============     =============         =============

Deferred compensation on grants of stock options             $      22,100      $    731,450          $    753,550
                                                             ==============     =============         =============

_____________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DNAPrint genomics, Inc., which was organized for the purpose of investing in all forms of investments ("DNAP Utah") was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida") through the issuance of 192,000,000 shares of its common stock. DNAP Florida specializes in the construction of electronic facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its active subsidiary, DNAP Florida (collectively referred to as "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation

The acquisition was accounted for as a pooling of interests because DNAP Utah and DNAP Florida were considered to be under common control. DNAP Florida's principal assets included certain genomics equipment and a stock subscription receivable of $1,000,000 from Tampa Bay Financial, Inc (and/or its affiliates)
("TBFI").

On December 10, 1998, one of our predecessors, Catalyst Communications, Inc, filed a petition for relief under Chapter 11 of the federal bankruptcy laws of the United States Bankruptcy Court for the Middle District of Florida, Tampa
Division (Case No. 98-21641-8P1). We emerged from Chapter 11 on June 7, 2000 and accordingly were no longer under the protection of the bankruptcy court as of such date. Because holders of our existing voting shares immediately before confirmation received more than 50% of the voting shares of the reorganized equity, we did not qualify for fresh start accounting under SOP 90-7.

On October 19, 2000, we merged with S.D.E. Holdings 1, Inc., an unrelated Nevada company. S.D.E. Holdings, Inc., was a reporting company under Section 12 (g) of the Securities Exchange Act of 1934. The purpose of the merger was to allow us to file a 211 application with the National Association of Securities Dealers,
Inc., as a successor reporting company to become listed on the NASD OTC Bulletin
Board. S.D.E. Holdings had no substantive assets, liabilities, revenues or expenses since its inception, and all equity of S.D.E. Holdings, 1, Inc. was cancelled as part of the transaction. As consideration, we paid the principals of S.D.E. Holdings 1, Inc. $150,000, which amount included the legal expenses to administer the transaction.

Because we have not yet generated significant revenues and/or commenced our planned principal operations we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly,
some of our accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make.
Actual results could differ from our estimates.

Financial Instruments

We believe the book values of our current assets and liabilities approximates their fair values due to their short-term nature. We also believe the book value of our capital lease obligation approximates its fair value as the interest rate on the obligation approximates the rate at which similar types of borrowing arrangements could be currently obtained.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents in deposit accounts with one high quality financial institution, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided primarily using the straight-line method over the assets' estimated useful lives of five to ten years.

Long Lived Assets

We periodically review our long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss is recognized.
At December 31, 2001 we believe all of our long-lived assets are recoverable.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.
Temporary differences arise primarily from employee stock options which are not deductible for income tax purposes until they are exercised.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

We expense advertising costs as they are incurred.

Comprehensive Income

We have adopted Financial Accounting Standards Statement No. 130 "Reporting
Comprehensive Income ("SFAS 130") which establishes rules for the reporting of comprehensive income and its components within the financial statements. For purposes of our consolidated financial statements, such components consisted primarily of unrealized gains and losses on marketable equity securities, which securities were determined to be worthless in 2001.

Reclassifications

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards
Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting
Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2001 and 2000, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share are identical as of December 31, 2001 and 2000.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past 2 years,

our growth has been funded through private equity. We expect to seek additional funding through private or public equity, as well as pursuing licensing agreements. In connection with this matter, in February 2002, we entered into a
$2,000,000 funding agreement with 4 investors; 2 of whom were shareholders of our Company at December 31, 2001 (See Note H). In addition, we have completed laboratory facilities to run scientific tests which we believe will begin to generate operating revenues. However, there can be no assurance as to the ultimate success or timing of these matters. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following at December 31, 2001 and 2000:

                                                        2001          2000

Leased equipment under capital lease                $  248,712     $       -
Other equipment                                        582,867       610,732
Leasehold improvements                                 162,042             -
Subtotal                                               993,621       610,732

Less accumulated depreciation and amortization        (178,769)      (36,845)

Property and equipment - net                        $  814,852     $ 573,887
                                                    ===========    ==========

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Since our acquisition of DNAP Florida, we have incurred net operating losses for income tax purposes of approximately $2,600,000. These net operating loss carryforwards expire in various years through the year ended December 31, 2021, however because we have experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carryforward is not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards and from temporary differences related to non deductible stock based compensation are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

In addition to the above, we also incurred significant net operating losses prior to our acquisition of DNAP Florida. However, because of our bankruptcy proceedings, changes in control, and various other matters the availability of these losses to offset future taxable income is so uncertain that no deferred income tax asset has been recorded.

The provision for income taxes for the years ended December 31, 2001 and 2000 is made up of the following:

                                                   2001             2000
Current                                        $         -      $         -
Deferred                                           817,000           72,500
Change in valuation reserve                       (817,000)         (72,500)

Provision for income taxes                     $         -      $         -
                                               ============     ============

At December 31, 2001 we had no deferred tax liabilities and our non-current deferred income tax asset consisted of the following:

Deferred  income tax asset- noncurrent:
Operating loss carryforward                    $   975,000
Employee stock options                              83,000
Valuation reserve                               (1,058,000)

Deferred income tax asset - noncurrent         $         -
                                               ============

NOTE E - EQUITY TRANSACTIONS

Common Stock

On October 1, 1999, Tampa Bay Financial Holdings, Inc., acquired the largest claim in our bankruptcy (totaling in excess of $2,500,000) for $1,200,000, and as part of the bankruptcy agreed to convert the claim to 125,000,000 shares of our common stock.

In June 2001, TBFI agreed to purchase up to a maximum of 40,000,000 shares of our common stock (restricted) during the period July 2001 - July 2002. During
2001 TBFI purchased 7,816,620 shares of stock under this agreement for $286,151.
This agreement was terminated in 2002, at which time TBFI agreed to convert the advances due to us to a non-interest bearing promissory note in the amount of
$1,046,234, due February 2005. The note allows TBFI to purchase the stock they would have otherwise obtained under this agreement over a 3 year period, and may be satisfied the issuance of our restricted common stock at $.05 per share.

In January 2000, we issued 8,000,000 restricted common shares to an unrelated party as an inducement to enter into a contract to provide advertising, marketing, and consulting services (in connection with a hotel development). In
2000 we abandoned the project and expensed the consideration based on the trading price of $.02 per share at the time of the transaction.

On January 31, 2000 we acquired a 17-acre tract of undeveloped land in Apex,
North Carolina (from an unrelated party) for 30,000,000 shares of our common stock (restricted). Because we desired to focus more closely on our genomics related projects, we subsequently sold the land to Heroes, Inc. a start up
Nevada Public Corporation in the internet-based education business, for
4,500,000 shares of their restricted common stock , and in October 2000 distributed 4,473,512 of these shares to our shareholders.

During 2001 we entered into an agreement with a consultant to provide assistance in developing commercial markets for our products. Compensation for these services is provided through options to purchase either 20,000,000 shares of our common stock at $.05 per share, or $1,000,000 dollars, whichever produces greater benefit to us. In 2001, the consultant paid $537,250 to exercise
11,250,000 shares. Because these shares had a market price of $686,875 at the time of exercise, the difference between the price paid and the market price of the shares has been recorded as compensation expense in the accompanying financial statements.

Employee Stock Options and Awards

We have a stock option plan that provides for the granting of stock options and awards to officers and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. We are authorized to grant options for up to 49,500,000 common shares, of which 10,850,000 have been granted as of December 31, 2001.
Options were granted at exercise prices from $ .006 - $ .02 per share (or approximately 40 % of the market price of our stock) on the dates of the grants.
These options expire in 2012 and vest 25% per year for four years.

The status of our stock options are summarized below:

                                                            Weighted
                                            Number of        Average
                                             Shares       Exercise Price
Outstanding at December 31, 1999                    -      $        -
Granted                                     9,550,000           0.007
Exercised                                           -               -
Canceled                                            -               -
Outstanding at December 31, 2000            9,550,000           0.007

Granted                                     1,300,000           0.020
Exercised                                           -               -
Canceled                                            -               -
Outstanding at December 31, 2001           10,850,000      $    0.008
                                           ==========      ==========

Options exercisable at:
December 31, 2001                           2,387,500      $     .007
December 31, 2002                           2,712,500            .008
December 31, 2003                           2,712,500            .008

December 31, 2004                           2,712,500            .008
December 31, 2005                             325,000            .020

Outstanding at December 31, 2001           10,850,000      $    0.008
                                           ==========      ==========

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". With respect to stock options granted during 2001 and
2000, we recorded deferred stock compensation of $22,100 and $731,450, respectively, for the differences between the exercise prices and the fair values of the common stock underlying the options on the dates of the grants. These amounts are being amortized consistent with the method described in FASB
Interpretation No. 28 over the vesting period of the options of 48 months.

In addition to the above, we have an agreement to award 30,000,000 shares to our president when certain performance measures are met. At December 31, 2001 these performance measures have not yet been met, and the shares have not yet been awarded. As such, this award is not included in our calculations of deferred compensation.

Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net
loss and proforma loss per share amounts would have increased as follows:

                                              2001            2000
Net loss:
As reported                                $2,593,906      $  191,789
                                           ==========      ==========
Pro forma                                  $2,628,906      $  191,789
                                           ==========      ==========
Loss per share:
As reported                                $     .006      $     .001
                                           ==========      ==========
Pro forma                                  $     .007      $     .001
                                           ==========      ==========

The weighted average fair value of options granted during 2001 and 2000, estimated on the date of grant using the Black-Scholes option-pricing model, was approximately $.08. The fair value of options granted was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rate of 4%, and an expected life of 4 years.

NOTE F - OTHER COMMITMENTS

Operating leases

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders under a ten-year operating lease agreement requiring monthly rent of approximately $5,300 (plus related sales taxes and adjusted for annual increases in in the Consumer Price Index). In addition, during the years ended December 31, 2001 and 2000, we paid this entity approximately $121,400 and $34,000, respectively for leasehold improvements completed in 2001.

We also lease certain equipment under a lease executed in September 1999 with a lease term of 48 months and monthly lease payments of $1,988 (plus sales taxes).
There is a fair market value purchase option at the end of the lease term.

Future minimum lease payments under these leases are approximately as follows:

Years Ending
December 31,                                             Amounts

   2002                                                $   93,300
   2003                                                    82,800
   2004                                                    68,100
   2005                                                    68,100
   2006                                                    68,100
   Thereafter                                             243,800

  Total                                                $  624,200
                                                       ==========

Rent expense under all operating leases approximated $97,300 and $55,500, respectively for the years ended December 31, 2001 and 2000.

Capital Lease Obligation

In May 2001, we entered into a capital lease agreement for instrumentation. The lease has a term of 24 months and an effective interest rate of approximately
13%. Future minimum lease payments are approximately as follows:

Years Ending
December 31,                                             Amounts

   2002                                                $  129,350
   2003                                                   105,800
   Total minimum lease payments                           235,150
   Less amount representing interest                       23,740
   Present value of future minimum lease payments         211,410
   Less current maturities                                110,870

   Capital lease obligation- net of current
       maturities                                      $  100,540
                                                       ==========

Supply and License Agreement

During 2000, we signed a supply and license agreement with Orchid Biosciences
("Orchid"), under which we were required to purchase $140,000 of "genotype kits" and pay a 15% royalty to Orchid for compensation from the sale or license of any discoveries found from the use of these supplies, not subject to the option discussed below. At December 31, 2001 the kits have all been purchased.

Simultaneously, Orchid paid us $350,000 for the option to license the rights to co-develop and co-commercialize certain of our existing and future intellectual properties and products for a twenty-five year period. In addition, the option provides Orchid with the first right of refusal to negotiate partnership terms with us for these products and properties. If Orchid does not match a competitive price, we are free to license to a third party.

Research and Development Agreement

In January 2001 we entered into a research and development agreement with the
University of Miami Sylvester Comprehensive Cancer Center (the "University"). We
have agreed to grant the University $120,000 between January 2001 - December 2002, to be paid in monthly $5,000 payments. If the research and development leads to patents for inventions and discoveries there are additional rights and responsibilities stated in the agreement. Research and development expense under this agreement for the year ended December 31, 2001 was $15,000.

NOTE G  - OTHER RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, TBFI advanced approximately
$422,000 and $587,000, respectively, to us. These advances are non-interest bearing, unsecured and due on demand.

TBFI also provides administrative services to us. These services amounted to
$68,750 for the year ended December 31, 2001.

NOTE H - SUBSEQUENT EVENTS

New Funding Agreement

In February 2002, we entered into a funding agreement with 4 investors, 2 of whom are shareholders and one of whom is an officer. The shareholders agreed to loan us $2,000,000 between March 2002 - December 2002. The loan matures on January
31, 2003 and interest is stated at 8%. In the event of our default, the lenders'
only remedy is to require us to issue shares of our stock as payment of the debt, calculated at $.035 per share.

In the event that we are unable to secure at least $1,000,000 in funding from these investors, TBFI has agreed to provide up to an additional $1,000,000 in funding, in exchange for shares of our stock at the lower of $.05 per share, or half of the market price of one share per the terms stated in the agreement.

Genotyping Agreement

In January 2002 we signed a two year contract with Genomed, Inc. to perform genotyping services. Genomed's full performance under the contract would provide us with
$3,200,000 in research and testing revenue, as well as the receipt of certain equipment.

Agreements with Directors

On February 22, 2002, we entered into agreements with two directors In consideration for their agreement to serve on our Board of Directors, we granted each of them options to purchase 1,300,000 shares of our stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract. In addition, we agreed to pay them annual directors's fees of $20,000 and $10,000, respectively.

On February 24, 2002, we entered into a Consulting Agreement and a Stock
Purchase Option with one of the directors discussed above. Under this agreement, the director has agreed to provide us substantial management, business development and strategic planning advice through at least May 31, 2003. The parties may extend the agreement by mutual consent. As consideration for such services, we have agreed to issue up to 28,000,000 shares of our stock to this director at an exercise price of $0.01 per share. 1,680,000 of these shares are earned by this director by providing services as required by the Consulting
Agreement, but without the achievement of any particular performance milestones.
The remaining options are earned by assisting us to achieve defined milestones, such as the sale or license of one of our products to a purchaser introduced to us by this director. In addition, the issuance of the stock underlying such options will require the approval of our shareholders of an increase in our authorized capitalization, and the Consulting Agreement acknowledges that we are under no obligation to propose such an increase. To the extent that any of the options become vested, they are exercisable until February 23, 2012.

________________________________________________________________________________

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial
        Disclosure.

        NONE

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.

         Our executive officers and directors are:

    Name                     Age                  Position

Tony Frudakis                35        Chairman, Chief Executive Officer,
                                       Director, Chief Scientific Officer
Jack Luchese                 53        Director
Hector Gomez                 63        Director
Matthew A. Veal              43        Chief Financial Officer

Tony Frudakis, Ph.D. Dr. Frudakis founded GAFF biologic, the predecessor in interest to the Company's Florida subsidiary, in 1998. He has served as its
President and Chief Executive Officer since then. Prior to founding GAFF biologic, Dr. Frudakis was a research scientist for Corixa Corporation for four years. While at Corixa he developed several new techniques for RNA fingerprinting, managed and executed high-throughput gene discovery programs for various cancers and was instrumental in the company's early success in attracting research and development partners. In all, his work has resulted in a patent portfolio for over 350 unique genes and 2 products.

Hector Gomez MD, Ph.D. Dr. Gomez has served on our board of directors Since
March 1, 2002. He is a partner in Genbiomics, LLC, a consulting firm. From 2001 to 2002, he was Chief Executive Officer of Zengen, Inc., a biotechnology company. From 2000 to 2001, he was Chief Executive Officer of Nutri.Logics,
Inc., a consumer products company. Prior to joining Nutri.Logics, from 1994 to
1999, he was Chief Executive Officer of Transcend Therapeutics, a biotechnology company. Concurrently with these positions, since 1999, Dr. Gomez has served as a Clinical Associate Professor of Pharmacology and Medicine at the University of
South Florida College of Medicine (voluntary faculty). His research career to date has focused on the clinical pharmacology of Hypertension, Hypokalemia,
Hyperglycemia, Hyperuricemia and Hypercholesteremia drugs.

Jack Luchese. Mr. Luchese has served on our board of directors Since March 1,
2002. He is President, CEO, and a Director of CytRx Corporation (NASD: "CYTR"),
an Atlanta based biopharmaceutical company specializing in the development of critical-care pharmaceuticals and pharmaceutical development services. Mr.
Luchese has held that position since 1989.

Matthew A. Veal. Mr. Veal, who is an inactive Certified Public Accountant, is currently our Chief Financial Officer and served on the board of directors from
1996 to 2002. Mr. Veal also has served as Chief Financial Officer for
Diversified Resources Group, Inc. from 2000 to the present and served on its board of directors from 1996 to 2002. In 1997, Diversified Resources Group, Inc.
and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 2000. From
1997 to 1998 Mr. Veal was Chief Accounting Officer for Kosmas Group
International. From 1995 to 1997 he was Chief Financial Officer for our
predecessor in interest, Catalyst Communications, Inc. In January 1999, Catalyst
and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 2000. Mr.
Veal also served from 2000 to 2002 on the Board of Directors and still serves as
Chief Financial Officer of Neogenomics, Inc.. Mr. Veal is a graduate of the
University of Florida's Fisher School of Accounting.

Item 10. Executive Compensation.

                           Summary Compensation Table

Name and Principal Capacity                             Year          Salary

Carl L. Smith                                           2001          $0
Chairman, Chief Executive Officer, Former Director *    2000          $0

Tony Frudakis, Ph.D.                                    2001          $130,000
President, Chief Executive Officer                      2000          $95,000

Employment Agreements

        On May 8, 2001, we entered into an Employment Agreement with Tony Frudakis, who was then the President and Chief Executive Officer of our Florida subsidiary and is now also our Chief Executive Officer. The Agreement runs for a five year term that commenced August 22, 2001 and expires August 22, 2005, subject to extension from year to year by mutual agreement. The Agreement provided a base salary of $95,000 per year to Dr. Frudakis. We increased this salary to $130,000 per year in 2001, and our Board of Directors may increase the salary from time to time in its discretion. The Employment Agreement also permits the Board of
Directors to pay discretionary bonuses or other benefits to Dr. Frudakis. Upon termination of employment, the Agreement prohibits Dr. Frudakis from competing with the Company for a period of two years in the state of Florida. On November
30, 2001, we also entered into a Performance Stock Agreement with Dr. Frudakis that requires us to grant him 30 million shares of our restricted stock. Under the agreement, we will make this grant upon achievement of commercialization of our first product through the efforts of Dr. Frudakis.

Compensation of Directors

        On February 22, 2002, we entered into agreements with our two new directors, Dr. Gomez and Mr. Luchese. In consideration of Dr. Gomez' agreement to serve on the Board of Directors, we granted him options to purchase 1,300,000 shares of our stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract. In addition, we agreed to pay him a cash director's fee of $20,000 per year. In consideration of Mr. Luchese's agreement to serve on the Board of Directors, we granted him options to purchase 1,300,000 shares of our stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract. In addition, we agreed to pay him a cash director's fee of $10,000 per year.

Section 16(a) Beneficial Ownership Reporting Compliance

        The following table sets forth the names, number of late reports, number of late reported transactions and known that failures to file a required report with respect to required filings under Section 16(a) the Exchange Act by our officers, directors and stockholders.

Name                  Late Reports        Transactions      Known Failure

Vikki Cook              2 Forms 4               23                 0
George Frudakis         5 Forms 4               78                 0
Tony Frudakis           2 Forms 4                3                 0
Matthew A. Veal         6 Forms 4               74                 0

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of March 18, 2002, certain information concerning beneficial ownership of shares of our stock and the approximate percentage of shares of our stock owned by (i) each person known to us to own 5%
or more of the outstanding shares of stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

Title Of Class            Name And Address                  Amount Of        Percent
                          Of Beneficial Owner(1)      Beneficial Ownership   Of Class(2)

Common                    George Frudakis                   27,918,500         6.2%

                          Tony Frudakis                     27,849,000         6.2%

Common                    Vikki Cook                        26,496,300         5.9%
                          355 Interstate Blvd.
                          Sarasota, FL 34240

Common                    Matthew A. Veal                    2,301,500        (3)
                          7937 Broadmoor Pines Blvd.
                          Sarasota, FL 34243

Common                    Hector Gomez                          40,000        (3)
                          5105 Rue Vendome
                          Lutz, FL 33558

Common                    Jack Luchese                               0        (3)
                          154 Technology Parkway
                          Suite 200
                          Norcross, GA 30092

Common                    Carl L. Smith                              0        (3)
                          355 Interstate Blvd.
                          Sarasota, FL 34240

Common                    Directors  and  Officers          30,190,500         6.2%
                          as a Group (5 persons)

(1) Unless otherwise noted, c/o DNAPrint genomics, Inc., 900 Cocoanut Avenue, Sarasota, FL 34236.

(2) Percentage of ownership is based on 451,392,609 shares of Common Stock outstanding.

(3) Less than 1%.

Item 12. Certain Relationships and Related Transactions.

        We lease our space at 900 Cocoanut Avenue, Sarasota, Florida from Pacific
Atlantic Corporation, a corporation controlled by George Frudakis, the father of our Chief Executive Officer and the holder of approximately 6.2% of our common stock. On October 15, 2001, we signed a lease for this space. The lease runs for
10 years at $5,333 per month plus increases annually based on increases in the
Consumer Price Index.

        During 2002, we paid approximately $231,790 to Tampa Bay Financial, Inc.
for management, financial and administrative services to us over the course of the year. These fees were paid by (i) the discharge of $163,040 of a subscription receivable from Tampa Bay Financial, Inc., and (ii) the issuance of
1,375,000 shares of our stock. Carl Smith, our former Chief Executive Officer and a former director is also an officer and director of Tampa Bay Financial,
Inc.

        On February 24, 2002, we entered into a Consulting Agreement and a Stock
Purchase Option with Jack Luchese. Mr. Luchese is one of our directors. Under these agreements, and in addition to his service as one of our directors, Mr.
Luchese has agreed to provide us substantial management, business development and strategic planning advice through at least May 31, 2003. The parties may extend the agreement by mutual consent. The sole consideration that we must pay under the Consulting Agreement is the grant of options to purchase stock under the Stock Purchase Option.

        The Stock Purchase Option provides for the issuance of up to 28,000,000 shares of our stock to Mr. Luchese at an exercise price of $0.01 per share. Of these options, Mr. Luchese can earn options to purchase 1,680,000 shares by providing services as required by the Consulting Agreement, but without the achievement of any particular performance milestones. Mr. Luchese only earns the remaining options by assisting us to achieve defined milestones, such as the sale or license of one of our products to a purchaser introduced to us by Mr.
Luchese. In addition, the issuance of the stock underlying such options will require the approval by our shareholders of an increase in our authorized capitalization, and the Consulting Agreement acknowledges that we are under no obligation to propose such an increase. To the extent that any of the options become vested, they are exercisable by Mr. Luchese until February 23, 2012.

Item 13. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        3.1 Articles of Incorporation*

        3.2 Bylaws*

        10.1 Plan of Merger*

        10.2 Articles of Merger*

        10.3 Articles of Amendment to Articles of Incorporation*

        10.4 Supply & License Agreement*

        10.5 Agreement & Plan of exchange between Catalyst Communications, Inc.
             and DNAPrint Genomics, Inc. and Shareholders. *

        10.6 Equipment Agreement dated September 19, 2001 between Orchid Biosciences,
             Inc. and the Company. *

        10.7 Purchase Agreement dated September 19, 2001 between Orchid Biosciences,
             Inc. and the Company. *

        10.8 Employment Agreement dated May 8, 2001 between Tony Frudakis and the
             Company. *

        10.9 Lease Agreement dated October 15, 2001 between Pacific Atlantic Corporation and the Company. *

        10.10 Option Agreement dated September 19, 2001 between Orchid Biosciences,
              Inc. and the Company. *

        10.11 Equipment Lease Agreement dated May 18, 2001 between Applied Biosystems
              Financial Services and the Company. *

        10.12 Funding and Stock Subscription Agreement dated June 8, 2001 between
              Tampa Bay Financial, Inc. and the Company. *

        10.13 Consulting and Marketing License Agreement between the Company and
              Mark Neuhaus. *

        10.14 Agreement dated February 22, 2002, among the Company, Tampa Bay Financial,
              Inc., a corporation organized under the laws of the State of Florida
              ("TBF"), Carl Smith, a citizen of the State of Florida ("Smith"),
              Matthew Veal.

        10.15 Contract Genotyping Agreement dated January 15, 2002 between the Company and GenoMed LLC

        10.16 Funding Agreement dated February 22, 2002 among the Company Tony Frudakis,
              George Frudakis, Carl Smith Iii, and Richard Craig Hall.

        10.17 Performance Stock Agreement dated November 30, 2001 between the Company and Tony Frudakis.

        10.18 Consulting Agreement dated February 24, 2002 between the Company and
              Jack Luchese.

        10.19 Stock Purchase Option dated February 25, 2002 between the Company and Jack Luchese.

        21    List of Subsidiaries. *

* Previously filed.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    DNAPrint genomics, Inc.

                                                    By:  /s/ Tony Frudakis
                                                       Tony Frudakis, CEO, Director

                                                    Date:April 8, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                    DATE

/s/ Hector Gomez               Director                  April 8, 2002
Hector Gomez

/s/ Jack Luchese               Director                  April 8, 2002
Jack Luchese

/s/ Matthew A. Veal            Chief Financial Officer   April 8, 2002
Matthew A. Veal

                                  EXHIBIT INDEX

Number          Exhibit

10.14           Agreement dated February 22, 2002, among the Company, Tampa Bay Financial,
                Inc., a corporation organized under the laws of the State of Florida ("TBF"),
                Carl Smith, a citizen of the State of Florida ("Smith"), Mathew Veal,

10.15           Contract Genotyping Agreement dated January 15, 2002 between the Company and GenoMed LLC

10.16           Funding Agreement dated February 22, 2002 among the Company Tony Frudakis, George
                Frudakis, Carl Smith Iii, and Richard Craig Hall.

10.17           Performance Stock Agreement dated November 30, 2001 between the Company and Tony Frudakis.

10.18           Consulting Agreement dated February 24, 2002 between the Company and Jack Luchese.

10.19           Stock Purchase Option dated February 25, 2002 between the Company and Jack Luchese.