Form 10QSB
period 2002-03-31
DNAPRINT GENOMICS INC
filed 2002-05-15
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
    Act of 1934.

                 For the quarterly period ended March 31, 2002.

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2002.

                                   435,280,615

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets as of March 31, 2002 and
        December 31, 2001..................................................... 4

        Consolidated Statements of Operations for the three-months ended March 31, 2002 and 2001, and the period December 10, 1998
        (date of inception) to March 31, 2002................................. 5

        Consolidated Statements of Cash Flows for the three-months ended
        March 31, 2002 and 2001, and the period December 10, 1998 (date of inception) to March 31, 2002....................................... 6

        Notes to Consolidated Financial Statements............................ 8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 13
Item 2. Changes in Securities................................................ 13
Item 3. Defaults Upon Senior Securities...................................... 13
Item 4. Submission of Matters to a Vote of Securities Holders................ 13
Item 5. Other Information.................................................... 13
Item 6. Exhibits and Reports on Form 8-K..................................... 13

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

                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________

                                                          March 31,       December 31,
                                                            2002              2001
                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $     155,423      $    42,992
Receivables - trade                                          19,222                -
Due from affiliate                                                -           50,815
Prepaid expenses                                             23,577           23,577
      Total current assets                                  198,222          117,384

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation and amortization of $224,757
    and $178,769, respectively)                             782,717          814,852

OTHER ASSETS                                                  5,000            5,000

                               TOTAL                  $     985,939      $   937,236
                                                      ==============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and other liabilities                $     480,976      $   186,503
Accrued payroll and payroll taxes                            24,395           54,775
Note payable related party                                  150,000                -
Due to affiliate                                              1,385                -
Current portion of capital lease obligation                 114,352          110,870
      Total current liabilities                             771,108          352,148

CAPITAL LEASE OBLIGATION, net of current portion             68,058          100,541
      Total liabilities                                     839,166          452,689

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; -0- shares issued and outstanding                  -                -
Common stock, $.01 par value, 500,000,000 shares
   authorized; 434,342,900 and  429,287,400 shares
   issued and outstanding, respectively                   4,343,429        4,292,874
Additional paid-in capital                               10,097,812        9,877,369
Deferred stock compensation                                (486,322)        (534,020)
Deficit incurred prior to development stage              (7,427,422)      (7,427,422)
Deficit accumulated during the development stage         (6,380,724)      (5,724,254)
      Total stockholders' equity                            146,773          484,547

                               TOTAL                  $     985,939      $   937,236
                                                      ==============     ============

______________________________________________________________________________________
See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

_________________________________________________________________________________________________

                                             For the            For the        For the Period
                                           Three-Months      Three-Months     December 10, 1998
                                              Ended             ended        (date of inception)
                                          March 31, 2002    March 31, 2001    to March 31, 2002

REVENUE                                    $    72,466      $       348          $    158,853
COST OF REVENUE                                 34,031                -               133,702
     Gross Profit                               38,435              348                25,151

OTHER OPERATING EXPENSES:
Research and development                       589,310          172,035             2,824,158
General and administrative                      91,489           60,928             1,552,984
     Total operating expenses                  680,799          232,963             4,377,142

LOSS FROM OPERATIONS                          (642,364)        (232,615)           (4,351,991)

OTHER INCOME (EXPENSE):
Other income                                         -                -               353,090
Other expense                                   (7,810)               -              (356,816)
Interest expense                                (6,296)               -               (36,779)

     Total other income - net                  (14,106)               -               (40,505)

NET LOSS                                   $  (656,470)     $  (232,615)         $ (4,392,496)
                                           ============     ============         =============

NET LOSS PER SHARE - Basic and Diluted     $     (0.00)     $     (0.00)
                                           ============     ============

SHARES USED IN COMPUTING NET LOSS
PER SHARE - Basic and Diluted              431,562,700      384,642,700
                                           ============     ============

_________________________________________________________________________________________________
See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

____________________________________________________________________________________________________________________

                                                                                                  For the Period
                                                           For the Three-     For the Three-     December 10, 1998
                                                           Months Ended        Months Ended     (date of inception)
                                                           March 31, 2002     March 31, 2001     to March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $    (656,470)      $   (232,615)       $  (4,392,496)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                  45,988             35,781              230,119
  Loss on disposal of investments                                     -                  -               11,772
  Amortization of deferred stock compensation                    47,698                  -              267,228
  Common stock issued for reorganization/court order                  -                  -              343,000
  Common stock issued for services                                    -                  -              581,415
  Common stock issued for bankruptcy settlement                       -                  -               28,080
  Changes in operating assets and liabilities:
     ( Increase) decrease in accounts receivable                (19,222)               240              306,469
      Increase in prepaid expenses and other assets                   -                  -              (28,577)
      Increase (decrease) in accounts payable and other
         current liabilities                                    264,091             (3,831)             638,128

NET CASH USED IN OPERATING ACTIVITIES                          (317,915)          (200,425)          (2,014,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments                                             -              5,997                    -
  Purchases of property and equipment                           (13,852)           (60,659)            (758,762)
  Net bankruptcy adjustment                                           -                  -              511,274

NET CASH USED IN INVESTING ACTIVITIES                           (13,852)           (54,662)            (247,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        271,000            100,000            1,461,950
  Collections from stock subscriptions                                -            143,000              836,960
  Advances from Tampa Bay Financial, net                         52,200             26,545              385,966
  Principal payments on capital lease obligation                (29,002)                 -              (66,303)
  Proceeds from notes payable related party                     150,000                  -              150,000
  Repayments of notes payable                                         -                  -             (350,800)

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                   444,198            269,545            2,417,773

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                  112,431             14,458              155,423

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                     42,992             16,724                    -

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                 $     155,423       $     31,182        $     155,423
                                                          ==============      =============       ==============

                                                          (continued on page 7)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                CONSOLIDTED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                                  For the Period
                                                           For the Three-     For the Three-     December 10, 1998
                                                           Months Ended        Months Ended     (date of inception)
                                                           March 31, 2002     March 31, 2001     to March 31, 2002

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Income taxes paid                                         $           -       $          -        $           -
                                                          ==============      =============       ==============

Interest paid                                             $       6,296       $          -        $      36,779
                                                          ==============      =============       ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
  of DNAPrint genomics, Inc. (Florida)                    $           -       $          -        $   1,000,000
                                                          ==============      =============       ==============

Unrealized loss on long-term investments                  $           -       $    (11,970)       $    (222,443)
                                                          ==============      =============       ==============

Common stock issued for land subsequently swapped
  for investment in Heroes, Inc.                          $           -       $          -        $   2,000,000
                                                          ==============      =============       ==============

Dividend paid in stock of Heroes, Inc.                    $           -       $          -        $  (1,988,228)
                                                          ==============      =============       ==============

Common stock issued for reorganization/court order
  arising from conversion of claim to stock               $           -       $          -        $  (2,905,500)
                                                          ==============      =============       ==============

Conversion of Tampa Bay Financial advances to stock       $           -       $          -        $     453,331
                                                          ==============      =============       ==============

Equipment leased under capital lease                      $           -       $          -        $     248,712
                                                          ==============      =============       ==============

Deferred compensation on grants of stock options          $           -       $          -        $     753,550
                                                          ==============      =============       ==============

____________________________________________________________________________________________________________________
See accompanying notes.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

________________________________________________________________________________

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Basis of  Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past 2 years, our growth has been funded through private equity. We expect to seek additional funding through private or public equity, as well as pursuing licensing agreements. In connection with this matter, in February 2002, we entered into a
$2,000,000 funding agreement with 4 investors, 2 of whom are currently shareholders. In addition, we have completed laboratory facilities to run scientific tests which we believe will begin to generate operating revenues.
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

NOTE C - EQUITY TRANSACTIONS

Common Stock

During the first three months of 2002, we issued 5,055,555 shares of common stock for $271,000.

In June 2001, Tampa Bay Financial, Inc. ("TBFI" a related party), agreed to purchase up to a maximum of 40,000,000 shares of our common stock (restricted)
during the period July 2001 - July 2002. This agreement was terminated in 2002, at which time TBFI agreed to convert the advances due from them to a non-interest bearing promissory note in the amount of $1,046,234, due February
2005. The note allows TBFI to purchase the stock they would have otherwise obtained under this agreement over a 3 year period, and may be satisfied through the issuance of our restricted common stock at $.05 per share. In accordance with the terms of this note, we have placed 19,549,680 shares of our common stock in escrow.

In February, 2002, we entered into agreements with two directors. As consideration for their agreement to serve on our Board of Directors, we granted each of them options to purchase 1,300,000 shares of our stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract.

In February, 2002, we entered into a Consulting Agreement and a Stock Purchase
Option with one of the directors discussed above. Under this agreement, the director has agreed to provide us substantial management, business development and strategic planning advice through at least May 31, 2003. The parties may extend the agreement by mutual consent. As consideration for such services, we have agreed to issue up to 28,000,000 shares of our stock to this director at an exercise price of $0.01 per share. 1,680,000 of these shares are earned by this director by providing services as required by the Consulting Agreement, but without the achievement of any particular performance milestones. The remaining options are earned by assisting us to achieve defined milestones, such as the sale or license of one of our products to a purchaser introduced to us by this director. In addition, the issuance of the stock underlying such options will require the approval of our shareholders of an increase in our authorized capitalization, and the Consulting Agreement acknowledges that we are under no obligation to propose such an increase. To the extent that any of the options become vested, they are exercisable until February 23, 2012.

NOTE D - OTHER COMMITMENTS

Operating leases

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders under a ten-year operating lease agreement requiring monthly rent of approximately $5,300 (plus related taxes and adjusted for annual increases in the Consumer Price Index). During the three months ending March 31, 2002 rent expense was approximately $16,000.

NOTE E  - OTHER RELATED PARTY TRANSACTIONS

Funding Agreement

In February 2002, we entered into a funding agreement with 4 investors, 2 of whom are shareholders and one of whom is an officer. The investors have agreed to loan us $2,000,000 between March 2002 and December 2002. The loan matures
January 31, 2003, and interest is stated at 8%. In the event of our default, the lenders' only remedy is to require us to issue shares of our stock as payment of the debt, calculated at $.035 per share. At March 31, 2002, our notes payable balance is $150,000. From the period April 1, 2002 - May 3, 2002, we borrowed approximately $269,000 in additional funds.

In the event that we are unable to secure at least $1,000,000 in funding from these investors, TBFI has agreed to provide up to an additional $1,000,000 in funding, in exchange for shares of our stock at the lower of $.05 per share, or half of the market price of one share per the terms stated in the agreement.

NOTE F - SUBSEQUENT EVENTS

Services Agreement

During April 2002, we entered into an agreement with a research company located in California to provide us with clinical samples, information and data. We have agreed to pay $138,000 for these services which are expected to be completed within 8-12 months.

                                       10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2002 and the financial statements as of and for the three months ended March 31, 2002 and 2001 included with this Form 10-QSB.

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

Three months ended March 31, 2002 vs. three months ended March 31, 2001

For the three months ended March 31, 2002, revenues increased from $348 in 2001 to $72,466, an increase of $72,118. The increase was a result of our decision to supplement our cash flow by using our facilities to provide certain commercial genotyping and contract sequencing services to select customers. For the same period, cost of sales increased from $-0- in 2001 to $34,031 in 2002, an increase of $34,031. Because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved.

In 2002, the largest component of our operating expenses was research and development, which consists of laboratory supplies, equipment rental, facilities and employment-related costs. For the three months ended March 31, 2002, these costs increased from $172,035 in 2001 to $589,310 in 2002, an increase of
$417,275, or 243%. The substantial increase in research and development results from the completion of our software development and infrastructure building, which enabled us to begin our research activities in earnest.

Another significant component of our operating expenses is general and administrative. These expenses resulted from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and preparation of our securities law filings, and (iii)
administrative and other salaries and expenses.

Future Periods

Management expects that personnel costs will increase substantially through the end of 2002 and in future years as we expand our research efforts. We also expect most of our other operating expenses to grow with time and expansion. We will increase consumable expenses due to a ramp-up in our data production capabilities. Management believes that the level of professional fees paid by us in 2001 will remain stable through 2002. We will also require testing to

                                       11

establish the efficacy of our products as current research and development matures and as our products are exposed to the marketplace through our own efforts and those of our licensees. Management expects to see the results of these efforts beginning in 2003.

Liquidity and Capital Resources

General

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the quarter ended March 31, 2002 was $317,915. We also invested in equipment of approximately $13,900. The resulting cash shortfall was financed primarily through related party funding and sales of common stock.

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

                                       12

PART II

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities.
         NONE

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

                                                   DNAPrint genomics, Inc.

                                                   By:/s/ Tony Frudakis, CEO
                                                      Tony Frudakis, CEO
                                                      Date:  May 15, 2002

                                       13