Form 10QSB
period 2002-06-30
DNAPRINT GENOMICS INC
filed 2002-08-14
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended June 30, 2002.

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 19, 2002

                                   449,927,325

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited):

          Consolidated Balance Sheets as of June 30, 2002 and
          December 31, 2001................................................... 4

          Consolidated Statements of Operations for the three
          and six months ended June 30, 2002 and 2001, and the
          period December 10, 1998 (date of inception) to June 30, 2002....... 5

          Consolidated Statements of Cash Flows for the three
          and six months ended June 30, 2002 and 2001, and the
          period December 10, 1998 (date of inception) to June 30, 2002....... 6

          Notes to Consolidated Financial Statements.......................... 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................. 11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................... 14
Item 2.   Changes in Securities............................................... 14
Item 3.   Defaults Upon Senior Securities..................................... 14
Item 4.   Submission of Matters to a Vote of Securities Holders............... 14
Item 5.   Other Information................................................... 14
Item 6.   Exhibits and Reports on Form 8-K.................................... 14

Signatures                                                                     15

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

                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
__________________________________________________________________________________________

                                                          June 30, 2002      December 31,
                                                           (Unaudited)           2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $      39,860       $      42,992
Receivables - trade                                             22,832                   -
Due from affiliate                                                   -              50,815
Prepaid expenses                                                23,577              23,577
      Total current assets                                      86,269             117,384

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation and amortization of  $270,204 and
    $178,769, respectively)                                    739,871             814,852

OTHER ASSETS                                                     5,000               5,000

                               TOTAL                     $     831,140       $     937,236
                                                         ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and other liabilities                   $     554,477       $     186,503
Accrued payroll and payroll taxes                               48,609              54,775
Note payable to related party                                   27,737                   -
Due to affiliate                                                 1,385                   -
Current portion of capital lease obligation                    117,942             110,870
      Total current liabilities                                750,150             352,148

CAPITAL LEASE OBLIGATIONS, net of current portion                34,554             100,541
      Total liabilities                                        784,704             452,689

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; -0- shares issued and outstanding                     -                   -
Common stock, $.01 par value, 500,000,000 shares
   authorized; 449,927,325 and 429,287,374 shares
   issued and outstanding, respectively                      4,499,273           4,292,874
Additional paid-in capital                                  10,864,451           9,877,369
Deferred stock compensation                                   (438,624)           (534,020)
Deficit incurred prior to development stage                 (7,427,422)         (7,427,422)
Deficit accumulated during the development stage            (7,451,242)         (5,724,254)
      Total stockholders' equity                                46,436             484,547

                               TOTAL                     $     831,140       $     937,236
                                                         ==============      ==============

__________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
___________________________________________________________________________________________________________________________

                                                    For the       For the         For the                        For the
                                                     Six-           Six-          Three-         For the          Period
                                                    Months         Months         Months          Three-       December 10,
                                                    Ended          Ended          Ended           Months           1998
                                                   June 30,        June 30,      June 30,       Ended June      to June 30,
                                                     2002           2001           2002         30, 2001           2002

REVENUES                                        $   115,159      $    12,050   $   42,693    $    11,702      $   201,546
COST OF REVENUES                                     61,002                -       26,971              -          160,673
     Gross Profit                                    54,157           12,050       15,722         11,702           40,873

OTHER OPERATING EXPENSES:
Research and development                          1,099,382          573,946      510,072        401,911        3,334,230
General and administrative                          252,762          262,525      161,273        201,597        1,714,257
     Total operating expenses                     1,352,144          836,471      671,345        603,508        5,048,487

LOSS FROM OPERATIONS                             (1,297,987)        (824,421)    (655,623)      (591,806)      (5,007,614)

OTHER INCOME (EXPENSE):
Other income                                              -                -            -              -          353,090
Other expense                                        (7,810)             (30)           -            (30)        (356,816)
Interest expense                                   (421,191)               -     (414,894)             -         (451,673)

     Total other income - net                      (429,001)             (30)    (414,894)           (30)        (455,399)

NET LOSS                                        $(1,726,988)     $  (824,451) $(1,070,517)   $  (591,836)     $(5,463,013)
                                                ============     ============ ============   ============     ============

NET LOSS PER SHARE - Basic and Diluted          $     (0.00)     $     (0.00) $     (0.00)   $     (0.00)
                                                ============     ============ ============   ============

SHARES USED IN COMPUTING NET LOSS PER SHARE -
Basic and Diluted                               434,513,000      387,318,100  437,430,900    389,922,700
                                                ============     ============ ============   ============

___________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

______________________________________________________________________________________________________

                                                                                         For the
                                                      For the          For the           Period
                                                    Six- Months      Six- Months        December 10,
                                                       Ended            Ended             1998
                                                      June 30,         June 30,        to June 30,
                                                        2002             2001              2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,726,988)      $ (824,451)      $(5,463,013)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                          91,435           83,459           275,566
  Loss on disposal of investments                             -                             11,772
  Amortization of deferred stock compensation            95,396                -           314,926
  Common stock issued for interest expense on
      related party notes payable                       407,323                -           407,323
  Common stock issued for reorganization/court order          -                -           343,000
  Common stock issued for services                        6,000          163,040           587,415
  Common stock issued for bankruptcy settlement               -                -            28,080
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable        (22,832)          (4,500)          302,859
      Increase in prepaid expenses other assets               -           (5,000)          (28,577)
      Increase (decrease) in accounts payable and
         other current liabilities                      361,808          (21,919)          735,845
NET CASH USED IN OPERATING ACTIVITIES                  (787,858)        (609,371)       (2,484,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments                                     -            5,997                 -
  Purchases of property and equipment                   (16,454)        (162,691)         (761,364)
  Net bankruptcy adjustment                                   -                -           511,274
NET CASH USED IN INVESTING ACTIVITIES                   (16,454)        (156,694)         (250,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                271,000          634,200         1,461,950
  Collections from stock subscriptions                        -          297,460           836,960
  Advances from Tampa Bay Financial, net                 52,200           26,545           385,966
  Principal payments on capital lease obligation        (58,915)            (850)          (96,217)
  Proceeds from notes payable related party             536,895                -           536,895
  Repayments of notes payable                                 -                -          (350,800)
NET CASH PROVIDED BY FINANCING ACTIVITIES               801,180          957,355         2,774,754

NET INCREASE IN CASH AND CASH EQUIVALENTS                (3,132)         191,290            39,860

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           42,992           16,724                 -

CASH AND CASH EQUIVALENTS, END OF PERIOD            $    39,860       $  208,014       $    39,860
                                                    ============      ===========      ============
______________________________________________________________________________________________________

                                                          (continued on page 7)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

______________________________________________________________________________________________________

                                                         For the                          For the
                                                          Six-           For the          Period
                                                         Months           Six-          December 10,
                                                          Ended          Months            1998
                                                        June 30,       Ended June       to June 30,
                                                          2002          30, 2001           2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                      $         -     $         -      $           -
                                                       ============    ============     ============

Interest paid                                          $    13,834     $         -      $      44,317
                                                       ============    ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from
acquisition of DNAPrint genomics, Inc. (Florida)       $         -     $         -      $   1,000,000

Unrealized gain (loss) on long-term investments        $         -     $   (30,765)     $    (222,443)

Common stock issued for land subsequently
swapped for investment in Heroes, Inc.                 $         -     $         -      $   2,000,000

Common stock issued for related party notes
payable                                                $   509,158     $         -      $     509,158

Dividends paid in stock of Heroes, Inc.                $         -     $         -      $  (1,988,228)

Common stock arising from reorganization/court
order arising from conversion of claim to stock        $         -     $         -      $  (2,905,500)

Conversion of Tampa Bay Financial advance to stock     $         -     $   143,958      $     453,331

Equipment leased  under capital lease                  $         -     $   234,634      $     248,712

Deferred compensation on grants of stock options       $         -     $         -      $     753,330

______________________________________________________________________________________________________

See notes to consolidated financial statements

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

________________________________________________________________________________

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc., which was organized for the purpose of investing in all forms of investments ("DNAP Utah") was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida") through the issuance of 192,000,000 shares of its common stock. DNAP Florida specializes in the construction of electronic facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly owned subsidiary, DNAP Florida
(collectively referred to as "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. Because of this, we have a working capital deficiency of approximately $664,000 at June 30, 2002. In addition, we continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past 2 years, our growth has been funded through private equity. We expect to seek additional funding through private or public equity, as well as continuing to pursue various licensing agreements. In connection with this matter, in February 2002, we entered into a $2,000,000 funding agreement with 4 investors, 2 of whom are currently shareholders. In addition, we have completed laboratory facilities to run scientific tests which we believe will begin to generate operating revenues.
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

NOTE C - EQUITY TRANSACTIONS

Common Stock

During the first six months of 2002, we had the following common stock issuances:
- 5,055,555 shares for $271,000
- 944,978 shares from the exercise of employee stock options
- 92,063 shares issued for consulting services
- 14,547,355 shares issued for the settlement of related party notes payable

In June 2001, Tampa Bay Financial, Inc., a related party ("TBFI"), agreed to purchase up to a maximum of 40,000,000 shares of our common stock (restricted)
during the period July 2001 - July 2002. This agreement was terminated in 2002, at which time TBFI was relieved of their obligation to make advance to us under this agreement, and simultaneously received the option to purchase the stock they would have otherwise obtained under this agreement for a price of $.05 per share. This option expires in February 2005. In accordance with the terms of this agreement, we have placed 19,549,680 shares of our common stock in escrow (which shares represent the maximum number of shares TBFI may purchase under this option).

In February 2002, we entered into an agreement with one of our directors. As consideration for agreeing to serve on our Board of Directors, we granted him options to purchase 2,600,000 shares of our common stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract.

In February 2002, we entered into a Consulting Agreement and a Stock Purchase
Option with one of our directors. Under this agreement, the director has agreed to provide us substantial management, business development and strategic planning advice through at least May 31, 2003. The parties may extend the agreement by mutual consent. As consideration for such services, we have agreed to issue up to 28,000,000 shares of our stock to this director at an exercise price of $0.01 per share. 1,680,000 of these shares are earned by this director by providing services as required by the Consulting Agreement, but without the achievement of any particular performance milestones. The remaining options are earned by assisting us to achieve defined milestones, such as the sale or license of one of our products to a purchaser introduced to us by this director. In addition, the issuance of the stock underlying such options will require the approval of our shareholders of an increase in our authorized capitalization, and the Consulting Agreement acknowledges that we are under no obligation to propose such an increase. To the extent that any of the options become vested, they are exercisable until February 23, 2012.

During May 2002, we entered into an agreement with an unrelated company to provide us with consulting services through December 31, 2005. We estimate the consulting services will have a value of approximately $110,000, and will compensate the company with $15,000 in cash and the remainder in common stock options, at $0.035 per share. In addition, to the extent that the company assists in raising capital, it will be compensated with options to purchase of our common stock , at $0.035 per share, based on a percentage of the capital raised.

During June 2002, we entered into a five-year agreement with an individual to serve as a member of our Scientific Advisory Board (See Note E). We will compensate this individual annually, with 50,000 shares of our common stock.

NOTE D - OTHER COMMITMENTS

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders under a ten-year operating lease agreement expiring in October 2010, requiring monthly rent of approximately
$5,300 (plus related taxes and adjusted for annual increases in the Consumer
Price Index). During the six months ending June 30, 2002 and 2001 rent expense was approximately $32,000 and $31,200, respectively.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

Funding Agreement

In February 2002, we entered into a funding agreement with 4 investors, all of whom are shareholders and one of whom is our CEO. The investors have agreed to loan us $2,000,000 between March 2002 and December 2002. Advances mature January
31, 2003, and interest is stated at 8%. In the event of our default, the lenders' only remedy is to require us to issue shares of our stock as payment of the debt, calculated at $.035 per share. During June 2002, we converted $509,160 of advances from these investors into shares of our common stock. At June 30,
2002, our notes payable balance is approximately $27,740. From the period July
1, 2002 - July 15, 2002, we borrowed approximately $110,000 in additional funds.

In the event that we are unable to secure at least $1,000,000 in funding from these investors, and upon thirty days' written request by DNAP, TBFI has agreed as part of our separation agreement to provide up to an additional $1,000,000 in funding, in exchange for shares of our stock at the lower of $.05 per share, or half of the market price of one share per the terms stated in the agreement. At this time, we do not forsee having to invoke this provision.

Consulting Agreement

During June 2002, we entered into an agreement with an individual, who is also a member of our Scientific Advisory Board, to collaborate with us to develop a kit product that could be used to infer Ancestry Admixture Ratios in individual human beings. We will compensate the consultant, with quarterly payments of
$4,000 and 50,000 shares of our common stock, for the term of this contract. We will also provide the consultant with a number of shares of our common stock equal to 2.5% of the Net Revenues derived from a product developed with his help. For each $10,000 in net sales that are realized over the life of the products that are

                                       10

generated as a result of this collaboration, we will issue $250 in restricted stock using the price on the day of the issue as the conversion rate. The term of this agreement is two years, and shall renew for consecutive two-year terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2002 and the financial statements as of and for the six months ended June 30, 2002 and 2001 included with this Form 10-QSB.

Critical Accounting Policies and Results of Operations

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to the financial statements, which are contained in our December 31, 2001 10KSB. We have consistently applied these policies in all material respects. Although we have been in existence for a number of years, our efforts to develop our business have not yet resulted in generation of significant revenues. To date, our efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are convinced of the viability of our technology, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background. In light of this, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Three months ended June 30, 2002 vs. three months ended June 30, 2001

For the three months ended June 30, 2002 and 2001, revenues were approximately
$42,700 and $11,700, respectively. This increase was a result of our decision to supplement our cash flow by using our facilities to provide certain commercial genotyping and contract sequencing services to select customers. For the same period, cost of sales increased from approximately $-0- in 2001 to $27,000 in
2002. Because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved.

For the three months ended June 30, 2002 and 2001, the largest component of our operating expenses was research and development, which consists of laboratory supplies, equipment rental, facilities and employment-related costs. For the three months ended June 30, 2002 and 2001, these costs increased from approximately $401,900 in 2001 to $510,100 in 2002, an increase of 108,200, or
27%. The increase in research and development results from the completion of our software development and infrastructure building, which enabled us to begin our research activities in earnest.

Another significant component of our operating expenses is general and administrative. For the three months ended June 30,2002 and 2001, these expenses were approximately $161,300 and $201,600, respectively. These expenses resulted from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and preparation of our securities law filings, and (iii) administrative and other salaries and expenses.

For the three months ended June 30, 2002 and 2001, interest expense increased significantly from approximately $ -0- in 2001, to $414,900 in 2002. This increase is primarily due to the issuance of our common stock for the settlement of related party notes payable, at an agreed upon per share price which was less than the market price of our stock. We accounted for the difference between the stock issue price and the market price, as interest expense.

                                       11

Six months ended June 30, 2002 vs. six months ended June 30, 2001

For the six months ended June 30, 2002 and 2001, revenues were approximately
$115,160 and $12,000, respectively. This increase was a result of our decision to supplement our cash flow by using our facilities to provide certain commercial genotyping and contract sequencing services to select customers. For the same period, cost of sales increased from approximately $-0- in 2001 to
$61,000 in 2002. Because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved.

In 2002, the largest component of our operating expenses was research and development, which consists of laboratory supplies, equipment rental, facilities and employment-related costs. For the six months ended June 30, 2002, these costs increased from approximately $574,000 in 2001 to $1,099,400 in 2002, an increase of $525,400, or 92%. The substantial increase in research and development results from the completion of our software development and infrastructure building, which enabled us to begin our research activities in earnest.

Another significant component of our operating expenses is general and administrative. For the six months ended June 30,2002 and 2001, these expenses were approximately $252,800 and $262,500, respectively. These expenses resulted from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and preparation of our securities law filings, and (iii) administrative and other salaries and expenses.

For the six months ended June 30, 2002 and 2001, interest expense increased significantly from approximately $ -0- in 2001, to $421,200 in 2002. This increase is primarily due to the issuance of our common stock for the settlement of related party notes payable, at an agreed upon per share price which was less than the market price of our stock. We accounted for the difference between the stock issue price and the market price, as interest expense.

Future Periods

We expect that personnel costs will increase substantially through the end of 2002 and in future years as we expand our research efforts. We also expect most of our other operating expenses to grow with time and expansion. We will increase consumable expenses due to a ramp-up in our data production capabilities. We believe that the level of professional fees we pay will remain stable through 2002. We will also require testing to establish the efficacy of our products as current research and development matures and as our products are exposed to the marketplace through our own efforts and those of our licensees. We expect to see the results of these efforts beginning in 2003.

General

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the six months ended June 30, 2002 was approximately
$787,900. We also invested in equipment of approximately $16,500. The resulting cash shortfall was financed primarily through related party funding and sales of common stock.

Based upon our current plans, we anticipate that we will need to seek additional financing. We are pursuing entering into license agreements with entities for the distribution of our products. Pursuit of licensing relationships is in its early stages, however, and it is difficult to predict what revenue stream, if any, they will generate.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We expect that we will continue to be

                                       12

required to raise capital to fund operations at least through the remainder of
2002. We will attempt to raise this capital by borrowing, but no lender has issued a binding commitment to us. Therefore, we expect to engage in one or more private placements of common stock to fund our operating needs. We have engaged in discussions with several parties who have expressed interest in assisting us in such a private offering. We are confident that private equity financing will be available to fund us until revenues from operations are sufficient to fund operations.

Capital Expenditures

At present we do not anticipate a need to make significant capital expenditures in the coming year.

Staffing

We plan to increase our work force. Currently, we have fourteen full-time employees. We plan to add three research scientists to continue developing our products. Upon development of the products, our marketing plan does not call for building a sales force to sell to end-users. Rather, we intend to license the technology to market segment leaders with existing sales forces. We will train our partners' sales forces to sell our products and to provide technical assistance. We also intend to add personnel in the accounting, administrative and investor relations areas. We expect to add at least four more employees during 2002. We expect the cost of these additional employees to be in excess of
$200,000 in 2002.

PART II

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities.

        In the second quarter of 2002, we issued the following: 944,978 shares of common stock upon exercise of employee stock options, in exchange for total cash proceeds of $-0-, 92,063 shares of common stock in exchange for consulting services valued at $6,000, and 14,547,355 shares of common stock in exchange for the discharge of $509,157 in related party notes payable. All of the stock was issued to a small group of sophisticated investors in a transaction that the
Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten.

        In the first quarter of 2002, we issued 5,055,555 shares of common stock for $271,000 cash. The stock was issued to a small group of sophisticated investors in a transaction that the Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offering was not underwritten.

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

         10.20  Consulting Agreement dated June 12, 2002 between Mark Shriver and the Company

                                       13

         10.21  Letter of Commitment between Mark Shriver and the Company's
                Scientific Advisory Board

         10.22  Agreement between Startup Florida and the Company

         10.23  Service Agreement dated April 15, 2002 between Altura LLC and the Company

         10.24  License Agreement between Penn State Research Foundation and the
                Company

         10.25  Private Placement Agreement between John Oskarep and the Company

         10.26  Consulting Agreement dated May 17, 2002 between Genbiomics LLC and the Company

         10.27  Amendment to Consulting Agreement between Genbiomics LLC and the
                Company dated May 31, 2002

         10.28  Amendment to Consulting Agreement between Mark Shriver and the
                Company

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
                                                                 Date:  August 13, 2002