Form 10QSB
period 2002-09-30
DNAPRINT GENOMICS INC
filed 2002-11-14
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

               For the quarterly period ended September 30, 2002.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____ ____________ to ____________ .

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 3, 2002

                                   451,366,213

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets as of September 30, 2002
        and December 31, 2001................................................. 4

        Consolidated Statements of Operations for the three and
        nine months ended September 30, 2002 and 2001, and the
        period December 10, 1998 (date of inception) to September 30,
        2002.................................................................. 5

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2002 and 2001, and the period December 10, 1998
        (date of inception) to September 30, 2002............................. 6

        Notes to Consolidated Financial Statements............................ 8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 12

Item 3. Controls and Procedures.............................................. 14

PART II. OTHER INFORMATION

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

                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

_________________________________________________________________________________________

                                                      September 30,
                                                          2002             December 31,
                                                      (Unaudited)              2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $        131          $      42,992
Receivables:
  Accounts (net of allowance for doubtful accounts
   of $2,250)                                              14,302                      -
  Subscriptions                                            25,000                      -
Due from affiliate                                              -                 50,815
Prepaid expenses                                           19,647                 23,577
      Total current assets                                 59,080                117,384

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation and amortization of $306,380 and
  $178,769, respectively)                                 678,695                814,852

OTHER ASSETS                                                5,000                  5,000

TOTAL                                                $    742,775          $     937,236
                                                     =============         ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and other liabilities               $    608,110          $     186,503
Accrued payroll and payroll taxes                         104,884                 54,775
Note payable to related party                             292,737                      -
Current portion of capital lease obligation               121,644                110,870
      Total current liabilities                         1,127,375                352,148

CAPITAL LEASE OBLIGATIONS, net of current portion               -                100,541
      Total liabilities                                 1,127,375                452,689

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares
  authorized; -0- shares issued and outstanding                 -                      -
Common stock, $.01 par value, 500,000,000 shares
  authorized; 451,366,213 and 429,287,374 shares
  issued and outstanding, respectively                  4,513,662              4,292,874
Additional paid-in capital                             11,083,062              9,877,369
Deferred stock compensation                              (503,550)              (534,020)
Deficit incurred prior to development stage            (7,427,422)            (7,427,422)
Deficit accumulated during the development stage       (8,050,352)            (5,724,254)
      Total stockholders' (deficit) equity               (384,600)               484,547

TOTAL                                                $    742,775          $     937,236
                                                     =============         ==============

_________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
____________________________________________________________________________________________________________________________

                                             For the                           For the          For the         For the
                                              Nine-           For the           Three-           Three-          Period
                                              Months         Nine- Months       Months           Months       December 10,
                                              Ended             Ended           Ended            Ended            1998
                                            September         September       September        September      to September
                                            30, 2002          30, 2001         30, 2002         30, 2001        30, 2002

REVENUES                                  $   132,201       $   12,370     $    17,042      $       320      $   218,588

COST OF REVENUES                               70,067                -           9,065                -          169,738

Gross Profit                                   62,134           12,370           7,977              320           48,850

OTHER OPERATING EXPENSES:
Research and development                    1,726,945        1,149,284         557,046          575,338        3,961,793
General and administrative                    215,071          308,421          32,826           45,896        1,676,566
     Total operating expenses               1,942,016        1,457,705         589,872          621,234        5,638,359

LOSS FROM OPERATIONS                       (1,879,882)      (1,445,335)       (581,895)        (620,914)      (5,589,509)

OTHER INCOME (EXPENSE):
Other income                                        -              248              31              248          353,121
Other expense                                 (12,849)          (6,294)         (5,039)          (6,266)        (361,855)
Interest expense                             (433,366)               -         (12,207)               -         (463,880)

  Total other income (expense) - net         (446,215)          (6,046)        (17,215)          (6,018)        (472,614)

NET LOSS                                  $(2,326,097)     $(1,451,381)    $  (599,110)     $  (626,932)     $(6,062,123)
                                          ============     ============    ============     ============     ============

NET LOSS PER SHARE - Basic and Diluted    $     (0.01)     $     (0.00)    $     (0.00)     $     (0.00)
                                          ============     ============    ============     ============

SHARES USED IN COMPUTING NET LOSS
PER SHARE - Basic and Diluted             439,707,600      393,035,200     449,927,300      404,282,900
                                          ============     ============    ============     ============

____________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

_______________________________________________________________________________________________________________________

                                                                  For the         For the Nine-       For the Period
                                                               Nine- Months           Months           December 10,
                                                                   Ended               Ended               1998
                                                                 September           September         to September
                                                                 30, 2002            30, 2001            30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(2,326,097)        $(1,451,381)         $(6,062,123)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                    137,472             111,721              321,603
  Loss on disposal of investments                                        -                   -               11,772
  Loss on disposal of property and equipment                         5,039                   -                5,039
  Provision for bad debts                                            2,250                   -                2,250
  Amortization of deferred stock compensation                      202,270                   -              421,800
  Common stock issued for interest expense on related
    party notes payable                                            407,323                   -              407,323
  Common stock issued for reorganization/court order                     -                   -              343,000
  Common stock issued for services                                   8,000             163,040              589,415
  Common stock issued for bankruptcy settlement                          -                   -               28,080
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                     (16,552)                500              309,139
    Decrease (increase) in prepaid expenses other
      assets                                                         3,930              (5,000)             (24,647)
    Increase in accounts payable and other current
      liabilities                                                  471,714             273,660              845,751
NET CASH USED IN OPERATING ACTIVITIES                           (1,104,651)           (907,460)          (2,801,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments                                                -               5,997                    -
  Purchases of property and equipment                              (16,454)           (189,927)            (761,364)
  Proceeds from disposal of property and equipment                  10,100                   -               10,100
  Net bankruptcy adjustment                                              -                   -              511,274
NET CASH USED IN INVESTING ACTIVITIES                               (6,354)           (183,930)            (239,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           271,000             801,693            1,461,950
  Collections from stock subscriptions                                   -             297,460              836,960
  Proceeds from settlement with Tampa Bay Financial                 34,200                   -               34,200
  Advances from Tampa Bay Financial, net                            50,815              26,545              384,581
  Principal payments on capital lease obligation                   (89,766)            (27,718)            (127,067)
  Proceeds from notes payable related party                        801,895                   -              801,895
  Repayments of notes payable                                            -                   -             (350,800)
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,068,144           1,097,980            3,041,719

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (42,861)              6,590                  131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      42,992              16,724                    -

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $       131         $    23,314          $       131
                                                               ============        ============         ============

_______________________________________________________________________________________________________________________

                                                           (continued on page 7)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

_______________________________________________________________________________________________________________________

                                                                  For the         For the Nine-       For the Period
                                                               Nine- Months           Months           December 10,
                                                                   Ended               Ended               1998
                                                                 September           September         to September
                                                                 30, 2002            30, 2001            30, 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                              $         -         $         -          $         -
                                                               ============        ============         ============

Interest paid                                                  $    22,782         $         -          $    53,265
                                                               ============        ============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint genomics, Inc. (Florida)                           $         -         $         -          $ 1,000,000

Stock subscription receivable                                  $    25,000         $         -          $    25,000

Unrealized gain (loss) on long-term investments                $         -         $   (30,920)         $  (222,443)

Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                     $         -         $         -          $ 2,000,000

Common stock issued for related party notes payable            $   509,158         $         -          $   509,158

Dividends paid in stock of Heroes, Inc.                        $         -         $         -          $(1,988,228)

Common stock arising from reorganization/court order
  arising from conversion of claim to stock                    $         -         $         -          $(2,905,500)

Conversion of Tampa Bay Financial advance to stock             $         -         $   249,470          $   453,331

Equipment leased  under capital lease                          $         -         $   234,634          $   248,712

Deferred compensation on grants of stock options               $   171,800         $         -          $   925,350

_______________________________________________________________________________________________________________________

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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. Because of this, we have working capital and stockholders'
deficiencies of approximately $1,068,300 and $384,600 at September 30, 2002.
In addition, we continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.
Over the past two years, our operations have been funded through private equity.
We expect to seek additional funding through private or public equity, as well as continuing to pursue various licensing agreements. As discussed at Note E, in connection with this matter, two of our shareholders have agreed to lend us up to $1,000,000 in 2003 to assist with our cash flow needs. In addition, we have recently completed laboratory facilities to run scientific tests that we believe will begin to generate operating revenues. However, there can be no assurance as to the ultimate success of our products and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - EQUITY TRANSACTIONS

Common Stock

During the first nine months of 2002, we had the following common stock issuances:

        o 6,444,443 shares for $296,000
        o 944,978 shares from the exercise of employee stock options
        o 142,063 shares issued for consulting services
        o 14,547,355 shares issued for the settlement of related party notes payable
          (see Note E)

In June 2001, Tampa Bay Financial, Inc., a related party ("TBFI"), agreed to purchase up to a maximum of 40,000,000 shares of our common stock (restricted)
during the period July 2001 - July 2002. This agreement was terminated in 2002, at which time TBFI was relieved of its obligation to make advances to us under this agreement, and simultaneously received the option to purchase the stock it would have otherwise obtained under this agreement for a price of $.05 per share. This option expires in February 2005. In accordance with the terms of this agreement, we have placed 19,549,680 shares of our common stock in escrow
(which shares represent the maximum number of shares TBFI may purchase under this option).

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
The remaining options are earned by assisting us to achieve defined milestones, such as the sale or license of one of our products to a purchaser introduced to us by this director. In addition, the issuance of the stock underlying such options will require the approval of our shareholders of an increase in our authorized capitalization. While we may elect to do so in the future, the
Consulting Agreement acknowledges that we are under no obligation to propose such an increase. To the extent that any of the options become vested, they are exercisable until February 23, 2012.

During May 2002, we entered into an agreement with a company in which one of our directors is an owner, to provide us with consulting services through December
31, 2005. We estimate these consulting services will have a value of approximately $110,000. As consideration for these services, we have agreed to pay $15,000 and issue approximately 2,800,000 options to purchase our common stock at a price of $0.001 per share. In addition, if this company is successful in helping us raise capital, we have agreed to compensate them by issuing additional options to allow them to purchase shares of our common stock at a price of $0.001 per share. The number of options issued will be based on the amount of capital raised, as defined in the agreement.

During June 2002, we entered into a five-year agreement with an individual to serve as a member of our Scientific Advisory Board (See Note E). We will compensate this individual annually, with 50,000 shares of our common stock.

NOTE D - OTHER COMMITMENTS

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders under a ten-year operating lease agreement expiring in October 2010, requiring monthly rent of approximately
$5,300 (plus related taxes and adjusted for annual increases in the Consumer
Price Index). During the nine months ending September 30, 2002 and 2001, rent expense was approximately $48,000 and $47,400, respectively. In addition, the lease requires us to pay utilities and various other occupancy related expenses.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

Funding Agreement

In February 2002, we entered into a funding agreement with 4 shareholders, one of whom is our CEO. These shareholders initially agreed to loan us $2,000,000 between March 2002 and December 2002. These loans were to be repaid along with all accrued interest at 8% on January 31, 2003. In spite of this provision, in
June 2002, we elected to satisfy $509,160 of these notes through the issuance of
14,547,355 shares of our common stock.

During October 2002 the terms of this agreement were modified, effectively terminating the participation of two of the shareholders. Pursuant to the amended agreement, the remaining two shareholders (one of whom is our CEO), have agreed to loan us $1,000,000 between December 2002 and December 2003. These loans are scheduled to mature, along with all accrued interest at 8%, on
December 31, 2003. In the event of our default, the lenders' only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued for satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price or our shares is less than $.05, the number of shares due will be calculated using a
40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share. At September 30, 2002, our notes payable to these shareholders approximated $292,700. From the period October 1, 2002 - November 1, 2002, we borrowed approximately $321,000 in additional funds under this arrangement.

In the event that we are unable to secure at least $1,000,000 in funding under this arrangement, TBFI has agreed to purchase an additional $1,000,000 of our common stock at the lesser of $.05 per share, or one half of the market price of our common shares as of the date of funding. At this time, we do not foresee having to invoke this provision.

Consulting Agreement

During June 2002, we entered into an agreement with a member of our Scientific
Advisory Board, to collaborate with us to develop a kit product that could be used to infer Ancestry Admixture Ratios in human beings. We have agreed to l compensate the consultant with quarterly payments of $4,000 and 50,000 shares of our common stock for the term of this contract. We have also agreed to provide the consultant with a number of shares of our common stock equal to 2.5% of the
Net Revenues derived from a product developed with his help. The term of this agreement is two years, and the parties may agree to renew it for consecutive two-year terms.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2002 and the financial statements as of and for the nine months ended September 30, 2002 and 2001 included with this Form
10-QSB.

Critical Accounting Policies and Results of Operations

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to the financial statements, which are contained in our December 31, 2001 form 10-KSB. We have consistently applied these policies in all material respects. Although we have been in existence for a number of years, our efforts to develop our business have not yet resulted in generation of significant revenues. To date, our efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are convinced of the viability of our technology, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background. In light of this, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Three months ended September 30, 2002 vs. three months ended September 30, 2001

For the three months ended September 30, 2002 and 2001, revenues were approximately $17,000 and $300, respectively. This increase was a result of our decision to supplement our cash flow by using our facilities to provide certain commercial genotyping and contract sequencing services to select customers. This also increased due to the recent marketing of our ancestry test product to the general public, which began Sept. 19, 2002, 11 days prior to the end of the quarter. For the same period, cost of sales increased from approximately $0 in
2001 to $9,100 in 2002. Because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved.

For the three months ended September 30, 2002 and 2001, the largest component of our operating expenses was research and development, which consists substantially of laboratory supplies, equipment rental, facilities and personnel related costs. During the three months ended September 30, 2002 and 2001, these costs remained relatively constant - from approximately $575,300 in 2001 to
$557,000 in 2002.

The other component of our operating expenses is general and administrative expenses. For the three months ended September 30,2002 and 2001, these expenses were approximately $32,900 and $45,900, respectively. These expenses result from
(i) accounting and other fees associated with the completion of our quarterly filings and other regulatory compliance activities, (ii) legal fees associated with our patents, immigration activities and preparation of our securities law filings and (iii) administrative and other salaries and expenses. The decrease is primarily due to our adoption of a more streamlined administrative structure.

For the three months ended September 30, 2002 and 2001, interest expense increased from approximately $0 in 2001, to $12,200 in 2002. This increase arises from interest paid and/or accrued on capital leases and related party notes which were not in existence during the quarter ended September 30, 2001.

Nine months ended September 30, 2002 vs. Nine months ended September 30, 2001

For the nine months ended September 30, 2002 and 2001, revenues were approximately $132,200 and $12,400, respectively. This increase was a result of our decision to supplement our cash flow by using our facilities to provide certain commercial genotyping and contract sequencing services to select customers, as well as the recent marketing of our ancestry test product to the general public. For the same period, cost of sales increased from approximately
$0 in 2001 to $70,100 in 2002. Because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved.

In 2002, the largest component of our operating expenses was research and development, which consists substantially of laboratory supplies, equipment rental, facilities and personnel related costs. For the nine months ended
September 30, 2002, these costs increased from approximately $1,149,300 in 2001 to $1,727,000 in 2002, an increase of $577,800, or 50%. The substantial increase in research and development results from the initiation of new research projects.

The other component of our operating expenses are general and administrative expenses. For the nine months ended September 30,2002 and 2001, these expenses decreased from approximately $308,400 in 2001 to $215,100, in 2002. These expenses result from (i) accounting and other fees associated with completion of our audited financial statements, quarterly filings and other regulatory compliance activities, (ii) legal fees associated with our patents, immigration activities and preparation of our securities law filings, and (iii)
administrative and other salaries and expenses. The decrease is primarily due to our adoption of a more streamlined administrative structure.

For the nine months ended September 30, 2002 and 2001, interest expense increased from $0 in 2001 to approximately $433,400 in 2002. This increase is primarily due to the issuance of our common stock for the settlement of related party notes payable, at an agreed upon per share price which was less than the market price of our stock. We accounted for the difference between the stock issue price and the market price, as interest expense.

Future Periods

We expect that personnel costs will increase substantially in future years as we expand our research efforts. We also expect most of our other operating expenses to grow with time and expansion. We will also increase consumable expenses due to a ramp-up in our data production capabilities. We believe that the level of professional fees we pay will remain stable through 2002. We will also require testing to establish the efficacy of our products as current research and development matures and as our products are exposed to the marketplace through our own efforts and those of our licensees. We expect to see the results of these efforts beginning in 2003.

Liquidity

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the nine months ended September 30, 2002 was approximately $1,104,700. The resulting cash shortfall was financed primarily through related party funding and sales of common stock.

Based upon our current plans, we anticipate that we will need to seek additional financing. We are pursuing entering into license agreements with entities for the distribution of our products. Pursuit of licensing relationships is in its early stages, however, and it is difficult to predict what revenue stream, if any, they will generate.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We expect that we will continue to be required to raise capital to fund operations at least through the remainder of
2002 and some part of 2003. We anticipate that we will be able to borrow the necessary funds we need under a funding arrangement we have entered into with two of our shareholders. However, we may still need to engage in one or more private placements of common stock to fund our operating needs. We have engaged in discussions with several parties who have expressed interest in assisting us in such a private offering, and we are confident t that private equity financing will be available to fund us until revenues from operations are sufficient to fund operations.

Capital Expenditures

At this time, we do not anticipate a need to make significant capital expenditures in the next twelve months.

Staffing

We plan to increase our work force. Currently, we have fourteen full-time employees. We plan to add three research scientists to continue developing our products. Upon development of the products, our marketing plan does not call for building a sales force to sell to end-users. Rather, we intend to license the technology to market segment leaders with existing sales forces. We will train our partners' sales forces to sell our products and to provide technical assistance. We also intend to add personnel in the accounting, administrative and investor relations areas. Management expects to add at least four more employees during 2002. We expect the cost of these additional employees to be in excess of $200,000 in 2002.

ITEM 3.

Controls and Procedures

Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal
Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, or Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified I the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II

Item 1. Legal Proceedings.

        NONE

        Item 2.  Changes in Securities.

        Sales of Unregistered Securities

        In the third quarter of 2002, we issued (1) 1,388,888 shares of our common stock for $25,000 and (2) 50,000 shares of our common stock in exchange for consulting services valued at $2,000. These shares were consummated with two "sophisticated investors" in transactions that we believe were exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offerings were not underwritten.

Item 3. Defaults upon Senior Securities.

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.

        NONE

Item 5. Other Information.

        NONE

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            10.29 Funding Agreement between Tony Frudakis, George Frudakis and the Company

            99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

        NONE

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DNAPrint genomics, Inc.

                                                By:/s/ Tony Frudakis, CEO
                                                   Tony Frudakis, CEO, Principal Financial
                                                     Officer
                                                   Date:  November 14, 2002

CERTIFICATION

I, Tony Frudakis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DNAPrint genomics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

        (i)  Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and

        (iii)Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/Tony Frudakis
Tony Frudakis
Chief Executive Officer and Principal Financial Officer

