Form 10KSB
period 2002-12-31
DNAPRINT GENOMICS INC
filed 2003-04-15
CIK 1127354

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.        $184,551

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) As of February 3, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was
$12,152,991.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 3, 2003, 499,915,893.

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
Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and the other factors.

Item 1. Description of Business.

History

        DNAPrint genomics, Inc. ("we," "DNAPrint," "DNAPrint genomics" or the
"Company") was incorporated in the State of Utah. It is the successor in interest to S.D.E. Holdings I, Inc. ("S.D.E."). S.D.E. was a Nevada corporation registered under Section 12 of the Securities Exchange Act of 1934 and had no
business operations. In October 2001, S.D.E. acquired DNAPrint genomics by merger, and DNAPrint genomics became the successor registrant under the
Securities Exchange Act of 1934. All of the discussion contained in this Report of historical activity relates to the business of DNAPrint genomics.

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

        DNAPrint genomics is a consumer oriented genomics company, focused on developing products that enable consumers to utilize the information inherent in their genomes (DNA sequence). Our management team consists of Hector Gomez, MD,
Chairman of the Board, Richard Gabriel, CEO/President, Tony Frudakis, Ph.D.,
CSO, K. Suresh Chandra, Ph.D., Director of Statistical Genomics, and K.
Punniswamy, Ph.D., President of Statistical Genomics. The Company believes that these executives have the necessary expertise to make us a leader in the development of genetic tests and products for the consumer genomics marketplace.

Development

        The company began with the discovery and development of its TruLine products - TruSeqTM, SNiPscanTM and TruSpinTM. These products enable researchers to conduct cost-effective, high-throughput DNA testing. These testing capabilities triggered ideas about bringing DNA analysis into the economic reach of the common person, and ultimately resulted in the establishment in Sarasota,
Florida of our predecessor, GAFF biologic. For the first year, GAFF biologic was a routine DNA testing laboratory, owned by Dr. Tony Frudakis and George
Frudakis, and operated through Pacific-Atlantic Corporation, an affiliate of
George Frudakis.

        With the contribution of $250,000 in first-round financing as seed capital, the Company changed its name to DNAPrint genomics and began to execute its business plan. At that time, GAFF biologic transferred all its assets, machines, talent and patents to the Company. The Company had all the capital equipment it needed to function as a full-service DNA testing and DNA sequencing facility.
The Company was actively engaged in human identification analysis on a routine basis and used its proprietary TruLine products to reduce the cost of producing a genetic profile to less than 50% of the price that a standard forensic DNA lab charges.

        In 2001, Dr. Frudakis teamed with Kondragunta Venkateswarlu, Ph.D. and K.
Punniswamy, Ph.D. to begin conducting research focused on developing new genomics products for three distinct market segments:

        1) Consumer Products - profiles for individual consumers seeking information about their heritage or ancestry, or for identifying the appropriate personal care product for a consumer's genetic constitution.

        2) Forensic Products - early profiling of crime scene suspects through
           DNA evidence providing law enforcement with ancestry, and hair and eye color.

        3) Pharmacogenomics Products - predictive tests for identifying medications compatible with a patient's genetic constitution prior to treatment.

Essentially, the Company's products are tests that the Company developed through extensive population-level research projects.

        The Company has developed and patented vast genome-wide maps necessary for deciphering complex genetic traits and for developing its products. The maps, which are patented, reflect a special type of Single Nucleotide Polymorphism
("SNP") or genetic variant called an Ancestry Informative Marker ("AIM"). AIM's are SNPs with allele frequency differences among the world's various populations. To develop classification or diagnostic products applicable to the general population, researchers must screen millions of markers across the genome, which is prohibitively expensive. DNAPrint's AIMs are unique--and valuable--because they allow a genome screen from as few as 2,000 markers, making it cost-effective to develop genomics-based tests. AIMs are unique for every species, and those in humans can only be discovered and patented once.
DNAPrint genomics' scientists believe AIMs best describe the human genomes and offer the Company the latitude to develop an array of consumer genomics products.

        DNAPrint's proprietary mapping strategy is used across our three initial market segments and combined with our other intellectual property and processes to create a comprehensive genomics discovery platform ("ADMIXMAP").

Proprietary Processes and Systems

        ADMIX Platform and Genomaps. Since the disclosure of the human genome, the Company has researched and perfected a method for performing a pan-genome screen in a natural out-bred population. The method, titled
        Mapping by Admixture Linkage Disequilibrium ("MALD") allows DNAPrint to identify genes that underlie human traits or conditions. Until the genome was sequenced, and until the Company mined this sequence and perfected this method, such testing was prohibitively expensive.
        Utilizing MALD, however, DNAPrint can now screen a genome for less than $2,000, and can complete an average population genetics research project for approximately $200,000 per 100 diverse out-bred individuals manifesting the same physiological disorder.

        The process relies on, among other things, the accurate measure of
        Bio-Geographical Ancestry Admixture, which is the blending of continental population affiliations within individuals. In human populations, there are individuals of relatively pure Bio-Geographical
        Ancestry ("BGA"), such as sub-Saharan Africans from Nigeria, Europeans from Northern Europe, East Asians from Northern China and Native
        Americans from isolated regions of Southern Mexico. In other places, such as the US, there are recently (in evolutionary time) admixed peoples such as African Americans (a blend of African and European
        BGA) and Hispanics (a blend of Native American and European BGA). In recently admixed peoples, the DNA is made of a relatively small number of very large blocks. The MALD method is applied to these populations, using maps of AIMs throughout the genome, allowing pan-genome coverage with as few as 2000 markers, which could be performed for a price per screen of only $1,000 to $2,000 per sample.

        Because DNAPrint Genomics was the first company to file patent applications for AIMs, and the first to discover and patent the use of
        AIMs to accurately determine individual ancestry admixture proportions, management believes DNAPrint is in the forefront of the future of complex genetics analysis. Even though there are more AIMs in the genome than the Company has covered under its patent filing, the Company believes it has selected the most important AIMs from the genome.

        Phenome Database. The Company has developed unique and comprehensive
        SNP databases. A "SNP" is a single nucleotide polymorphism -- a common
        DNA sequence variation that has great significance for biomedical research. DNAPrint has developed its own SNP databases through the use of proprietary data mining techniques, software and biochemical research and development. To date, DNAP scientists have discovered several thousand SNP sequences useful for drug interactivity screening. DNAP's databases are fully annotated, and contain relevant
        LocusLink, Medline, UniGene, Entrez, and PubMed information. Another factor that distinguishes DNAP's database is that it contains a molecular address for each target SNP that enables rapid application to microchip based screening platforms. Most of the Company's data and annotation do not currently exist in any public database, and the
        Company enjoys their exclusive use.

        "SNiPdoc" SNP discovery system. The Company maintains a full, high volume screening facility, and the SNIPdoc system is the discovery search engine for this facility. SNIPdoc is a software system that aligns raw DNA sequence data from multiple donors, and uses statistical routines to find reliable discrepancies between these sequences. It then formats the data and deposits it into a database.

        FEMS. DNAP has developed software -- the Front-End Management System or FEMS -- to manage the workflow of DNA through automated DNA analysis equipment. FEMS is a database that stores information about blood specimens, polymorphisms and genotypes. The most recent versions of FEMS include software that is specifically suited for the design of re-sequencing experiments starting with raw human genome data files.

        (A re-sequencing experiment sequences the same gene from multiple donors.) The software defines "important" and "unimportant" regions of a human genome DNA sequence file, designs primers to flank pertinent regions of the file and formats these primers for easy oligonucleotide ordering. The Company has also added numerous Java applications to
        FEMS over the past year which enable DNAP scientists to format SNP data from the Phenome database. The formatting allows for convenient ordering of consumables, within the confines of UHT genotyping platform requirements. The software allows the Company quickly and efficiently to design population genetics experiments, which are the foundation of its product discovery efforts. It accomplishes in seconds what it previously took any scientist an hour or more during the tedious process of experimental design.

        Haploscope Genetic Feature Extraction System. The Company has
        developed and filed a patent application for a novel genetic feature extraction algorithm called "Haploscope." The algorithm employs an original and proprietary mathematical method for allowing scientists to identify which SNP combinations are associated with various drug reaction (or other) traits. The Company uses the algorithm to identify the puzzle pieces of a complex genetic picture, which is a crucial step in the construction of predictive genetic testing products. Just as people use features such as nose shape, hair color, weight, voice and height to identify others visually in their everyday lives, so too are genetic features useful for distinguishing between groups of patients exhibiting different traits or phenotypes. Once the features have been identified, they can be combined into classifiers, which can be used, en masse, to predict patient drug response in a commercial setting. The Company has written a software application using this algorithm, and uses the application to gain a statistical advantage for finding associations between sets of SNP markers and complex human traits.

        Correspondence Analysis Process for Feature Modeling. The Company has
        developed and filed a patent application for a method of modeling genetic features that extends previously described mathematical methods. DNAP scientists use the method to model genetic features in a manner that is sensitive for detecting the epistatic and dominance components of genetic variance, in addition to the additive component that most other methods can detect. Most human traits are complex, and understanding them well enough to make predictions of trait values from DNA requires understanding all of the components of genetic variance in the population - or all of the genetic mechanisms at work for imparting individuality. If gene variants are puzzle pieces, this method allows scientists to assemble these puzzle pieces into a portrait which can then be used as a basis for classifying unknown samples. Since identifying these components is crucial for the development of any personalized drug or forensic classifier, the
        Company feels the method gives it a distinct advantage in the race to introduce such classifiers to market. With the enhanced sensitivity, the mathematical method DNAP has developed enables Company researchers to explain the maximum amount of variability in trait values in terms of a set of input features, thereby enabling us to produce a classifier for predicting the trait value of an unknown. The Company's scientists use the algorithm to assemble the puzzle pieces of a complex genetic picture.

        Linear/Quadratic Analytical Process. The Company has developed and filed a patent application for a method of modeling genetic features that extends existing mathematical methods related to Multivariate
        Distance Measurement and Linear Discriminant Analysis. DNAP uses the method to model genetic features in a manner sensitized for detecting the additive component of genetic variance. Because of its computational speed, this is the preferred program that runs this algorithm and is used for simpler genetic problems. Because of its utility with complex genetics analysis, the method enables DNAP to explain a significant amount of variability in trait values at a lower computational cost. Because of its convenience and speed, the algorithm also allows our scientists to convert recent sequence data rapidly into patent applications by demonstrating that input genetic features can be used within the context of a genetic classifier for predicting the trait value of an unknown.

Products

        The Company has developed and patented solutions, bioinformatics software and vast, genome-wide maps necessary for deciphering complex genetic traits. The combination of these elements creates a genomics discovery "machine" which the
Company has titled ADMIXMAP. DNAPrint has used this machine to discover, develop and validate four unique genetic testing products. Management believes that these products constitute the world's first complex genomics classification products with the sensitivity and predictive power necessary for widespread use in the clinical, forensic, and consumer markets.

        Currently Available Products

        Consumer

        AncestrybyDNA 2.0. AncestrybyDNA 2.0 is the world's first application of a genomics-based test capable of determining ancestry admixture ratios in individuals (for example, 80% European, 10% African, 5%
        Asian and 5% Native American). The product can also be used in forensic criminology to help construct a physical profile of an individual who has left a DNA specimen at a crime scene or by individuals and hobbyists engaged in genealogy research who desire more specific information about their heritage and ancestry.
        Currently, there is not a competitive product available to determine ancestry mixture. Accordingly, as the first test, the Company believes
        AncestrybyDNA has the potential to be the market leader. As the sole genetics testing product currently available to consumers,
        AncestrybyDNA 2.0 has generated significant media coverage, including newspaper, Web and television coverage: CBS Evening News with Dan
        Rather, New York Times, Miami Channel 10 WPLG, UPI, US News and World
        Report, Popular Science Magazine, Tampa's Fox Channel 13 News,
        Germany's ZDF News Channel, The Australian Broadcasting Corporation
        and The Sarasota-Bradenton Herald Tribune.

        Home DNA Specimen Collection Kit. The Company manufactures a home DNA specimen collection kit called the DNAPrintTM kit. The kit enables the collection of DNA for indefinite storage. A foam tipped swab is used to rub the inside of the subject's cheek, and the DNA collected on the swab (from tiny cells on the surface of the cheek) is then deposited by the contact to a preservative card. The card is sealed in a tamper resistant pouch with a desiccant pack and can be stored in a filing cabinet or safe indefinitely. The product is attractive to parents who may wish to be able to identify their child at a later date through forensic DNA testing (i.e. runaway or kidnapping victim - a potential replacement for the outdated and ineffective infant footprint). Others wish to establish an archive of their DNA for estate planning purposes
        (to refute illegitimate claims of relationship after death without exhumation) or to establish a DNA archive for insurance purposes (for positive post-mortem identification for the life insured after traumatic accident - to replace dental records). The Company sells these kits for $19.95 each, and each kit costs approximately $5.00 to produce.

        Contract Genotyping. To augment the Company's revenue stream, DNAPrint performs contract genotyping for academic and biotech customers. This service does not involve the Company's intellectual property, because customers supply DNAPrint with the SNPs they would like analyzed. We market this service through mailers and email, and we are exploring the possibility of advertising in scientific journals. The Company has established a few regular customers, all of which are academic research centers.

Products Under Development

        In addition to the products described above, the Company has numerous products under development.

        Forensic Products

        DNA "Witness". Current DNA testing gives a set of about 13 number pairs that are used to identify a person or fluid specimen unambiguously. A person's DNA must have been previously sampled and stored in a database in order for DNA testing to be useful to criminologists for matching with anonymous evidence. These types of
        DNA tests cannot give physical or trait information, and their results serve much like "bar codes." DNAPrint's AncestrybyDNA 2.0, Retinome, and Retinome-HA products give information about a suspect's physical traits, obtainable without the need for previous sampling (sometimes referred to as "Physical Profiling"). The tests query information from the important regions of the human genome (those that participate in the determination of human physical traits), not the "junk" regions like current DNA tests. The Company intends to package all three tests under a "DNA Witness" banner for sale to the forensics community.

        Retinome. The Company has developed and filed a patent application for a novel method of eye color inference from DNA called Retinome. The
        SNP based method is the first of its kind, and management believes its rapid discovery represents a validation of the Company's capabilities and intellectual properties. The method employs complex math and human pigmentation gene SNP combinations to predict human eye color accurately and sensitively. The method could be useful to forensic scientists desiring to produce a physical profile of a suspect based on crime scene biological evidence.

        DNAPrint has been working over the past year to update the Retinome panel of SNPs in order to predict eye color shade and actual eye colors with greater accuracy. Validation experiments necessary to define the precise accuracy are currently ongoing, and if test performance is satisfactory, DNAPrint will begin selling the test to the forensics community as an investigative tool. If test performance is unsatisfactory, the Company will augment its solution with other markers, which can be obtained by performing a small ADMIXMAP screen.
        Upon completion of this screen, the Company will repeat the validation work with the newly augmented solution.

        At this time, management expects Retinome to contribute towards 2004 revenues. The Company has received interest from several grant funding agencies and institutions, including the National Institutes of
        Justice, which requested the Company resubmit a grant application that was rejected last year. This grant was to fund the validation of utility and commercial application of the Retinome classifier for the provision of forensic services.

        Retinome HA. DNAP is attempting to accomplish for human hair color what it has accomplished for eye color.

        AncestrybyDNA 3.0. The Company has developed a method for human SNP combinations for the inference of racial, or biogeographical constitution from DNA (AncestrybyDNA 2.0). We are working to expand the resolution of this test to one that can infer intracontinental population affiliations and proportionality (AncestrybyDNA 3.0).
        Though STR profiling is the current mainstay of forensics DNA testing, the multiallelic nature of STRs (meaning the large number of forms, or
        "flavors" in the population) render them of sub-optimal statistical value for racial inference. Further, because STR tests are more difficult to automate, and because they focus on regions of the human genome that do not impart our physical characteristics, they are useless for ascribing other physical properties to DNA donors (i.e.
        skin color, eye color, hair color, etc.). Because of this, criminal investigators usually resort to subjective methods by which to construct physical profiles from crime scene DNA. Nevertheless, within each of our chromosomes lies an encoding for these physical characteristics, and the Company has used recent human genome advancements and proprietary methods to tap into specific regions of the genome that are especially informative for racial determination.
        If the Company is successful in expanding the resolution of this test to an intracontinental level (i.e. South Asian vs. Mediterranean
        European vs. Scandanavian within the Indo-European group), the resulting AncestrybyDNA 3.0 classifier could allow forensic scientists to construct a more precise ethnic profile by which to guide criminal investigations. Because STR testing results are dependent on accurate racial classification, both versions could also allow for an improvement in the accuracy of STR identity testing methods by enabling an objective qualification of reference database selection.
        The Company would consider the licensing of this potential product in a similar manner as that for AncestrybyDNA 2.0 and Retinome.

        Pharmacogenomics Products

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

        Notwithstanding the efficacy of this class of drugs, individual patients respond differently to statins. About 2-5% of patients are discontinued from statin treatment due to adverse experiences including hepatocellular toxicity (indicated by elevated serum levels of certain liver enzymes), and more rarely, acute renal failure. In fact, it is recommended that physicians monitor this toxicity by performing liver function tests prior to, and at 12 weeks following, both the initiation of therapy and any elevation of dose, and periodically thereafter. As a recent Time magazine article points out, statins may potentially serve as a useful preventative tool to reduce the risk of heart disease in the general, healthy population. A key impediment for the expansion of the statin market in this way is the danger posed by adverse events associated with use of these drugs. For example, the long-term effects of hepatocellular injury are not clearly understood.

        The Statnome product(s) could help reduce the risk associated with the use of statins in the general population. The Company expects its
        Statin project to result in several "diagnomics" test solutions for routine patient pre-screening prior to statin prescription. Based on the prevalence of dyslipidemia and hypercholesteremia in the population, such a product could enjoy entry into a market in excess of several billion dollars (drug sales). At present our scientists have completed the screen of the xenobiotic genome for the Statnome project and are validating the performance of the resulting classifier.

        Ovanome. DNAPrint scientists are working on a genomic-based diagnostic tool that could be used to match ovarian cancer patients with the most suitable form and dose of chemotherapy. Currently, cancer patients are treated with anti-cancer drugs whose efficacy is known in terms of population averages. In reality, individual cancer patients exhibit unpredictable and unique responses to virtually all commonly used chemotherapeutic compounds. Individual genetic differences have long been suspected to play a role in this variable drug response. Because of the complex nature of the genetic and environmental factors involved, however, little is currently known about the relationship between genes and drug response. For cancer patients, decisions about treatment regimes are often fateful, and second chances at treatment are usually not successful. A better understanding of the relationship between genes and drug response could obviate the current trial and error process of chemotherapy treatment and guide physicians and patients toward the optimal treatments at the outset of therapy. In early March 2000, we announced success with this project at the
        Society of Gynecological Oncologists meeting in Miami, and at the BIO
        IT World Expo in Boston. The Company's scientists have identified several SNP markers whose haploid alleles are predictive for non-response to Taxol. These SNP markers will comprise a classifier
        (OVANOME), or predictive genetic test for matching Ovarian Cancer patients with the proper first line chemotherapy dose and/or treatment. We are using these results as a basis for an NIH grant application designed to expand the study and address other aspects of performance that will likely be required before OVANOME could be used to guide chemotherapy decisions in the clinic.

        ADMIXMAP Screening Collaborations. The Company believes that it is the first to have established an infrastructure for the identification of functional human genes through the measurement of population structure. The Company also believes it is the first to cull the human genome for these AIMS, validate their polymorphic nature, characterize their allele frequencies and apply them for genetic research. Rather than manufacturing a MALD/AIM screening kit, and enabling the world with the Company's technology, the Company's plan is to keep the technology closely guarded. DNAP desires to increase revenues by partnering a MALD/AIM screening service providing DNAPrint both revenues and an ownership interest in the intellectual property generated from each screen. Each MALD/AIM screening services customer would:

                1) provide the disease/trait qualified samples.
                2) pay DNAPrint $0.50-$1/genotype to run the screen.
                3) provide DNAPrint with significant intellectual property ownership of gene loci identified from the screen.

        The partner gains access to the Company's AIM panels and MALD know-how in order to economically screen the genome for markers linked to traits of interest. The Company gains revenues to support the screen, and a significant ownership position in the genes identified. Many of these genes may constitute valuable drug targets, which can in turn be licensed to the pharmaceutical industry. If drugs are eventually developed as a result of the screen, the rewards could be substantial.

Other Projects

        DNAPrint is also negotiating agreements with universities and businesses to apply its proprietary products and resources to other product development projects. For example, through a partnership with the New York University, the
Company is studying the genetic basis for variable immunosuppressant response.
Similarly, in collaboration with The Pennsylvania State University, the Company is studying the genetic basis underlying natural skin shade variation. Finally, though the Company has scaled back sample collection in an effort to focus its resources on penetrating the forensic genomics market and become cash-flow neutral, DNAP still collects specimens using its network of Florida physicians and through partners such as Altura. The Altura arrangement complements
DNAPrint's in-house efforts and helps meet our goal of having several thousand specimens in our multi-drug consent databank by the end of 2003.

        The specimen databank we are compiling is unique in the pharmacogenomics industry. Rather than collect specimens and clinical data relevant for a particular drug project, our collection efforts target patient types. Each specimen in our databank has multi-drug consent, and is clinically annotated with the patient's drug, clinical and biographical data, spanning an average of seven years of his or her medical history. The average specimen in the databank is annotated with numerous combinations of medication and clinical test results, called "events," and a majority of the specimens have multiple events for the same drug. It is this depth and breadth that makes the databank well suited for its effort to genotype every patient at every pharmaco-relevant and AIM marker for the execution of numerous, simultaneous pharmacogenomics projects. The
Company expects its approach to foster the development of genomics patient-drug classification products for a fraction of the cost incurred by others in the industry.

        DNAPrint has also successfully executed a study on variable Taxol and
Carboplatin response with the University of Miami. This study has ended, and the results were submitted in the form of a manuscript to a peer-reviewed journal and at several scientific meetings. DNAPrint and the University of Miami have applied and will continue to apply for NIH funding to validate the classifier developed from the project. If the grants are not approved, DNAPrint would have to fund the validation of this work on its own. Pending the successful outcome of such a validation project, the product based on these results (Ovanome) could be introduced to market.

        DNAPrint continues to use Altura as its exclusive contract sample collector. In the current economic climate, the Company is using financial resources in a manner that more directly impacts the top and bottom line so that it can become cash-flow neutral as rapidly as possible. Thus, the Company has scaled back its sample collection efforts and is focusing on validating its
Statin prediction product (STATNOME) and building a market for and completing its DNA Witness 2.0 line of forensic products. Pending the acquisition of investment funding or the realization of profits from product sales, DNAPrint intends to resume previous rates of collection for its various developmental stage pharmacogenomics projects.

Overview of the Market

        Management believes new genomics based products will transform the pharmaceutical and diagnostic markets over the next decade. It is anticipated that genomics spending at pharmaceutical companies will increase to a level of
$13 billion by 2010 from nearly $2.5 billion in 2000. Current spending is largely concentrated in the discovery phase. By the end of the decade, spending in discovery and clinical development will be roughly equivalent. Analysts have suggested that over 50% of clinical trials will use genomic testing in the near future. According to Data Monitor (Reuters Business Insight Report), the global market for genomics based diagnostic products will reach $3.3 billion by 2005.
The current market is valued at $1.5 billion (2002). Genome Technology Magazine reported in July of 2002, that the DNA-based diagnostics market will grow by 50%
and reach $3.7 billion in four years (2006). "The molecular diagnostics market will expand to $12 billion by 2010. About half of this will be attributed to knowledge gained from genomics ($6 billion)" according to K.K. Jain, M.D., author of 'Molecular Diagnostics,' a current market research report.

        The patent window for the best pharmacogenomics and forensics patents will close within the next few years. There are only a finite number of positions in the genome that are linked to or cause variable drug reactivity, or differences in physical characteristics. Once these positions are patented, they will be owned for 20 years, and any test to infer these traits must license through the patents. DNAPrint is in a prime position to grow and sell products in these markets, because we have already applied for numerous patents covering methods for discovering new tests (i.e. ADMIXMAP) and on some of the tests themselves.
The Company is established as one of a handful of companies in the world that focuses on existing drugs and forensics, and the competitive landscape is quite favorable compared to other industries.

        DNAPrint's first markets for genomics-based products include the recreational (AncestrybyDNA 2.0) and the DNA identity segment (forensic) of the molecular diagnostics market. (RETINOME and RETINOME HA (forensic)). The forensic market is the leading segment of the applied market for genomics, which is expected to grow to $500 million in sales per year by 2005 according to Data monitor. DNAPrint's products may be the market leaders in this expansion.

        The next market for genomics-based products is DNAPrint's pharmacogenomics market. This market is also known as the "personalization of medicine" market, part of the molecular diagnostics market identified above. DNAP's product pipeline includes OVANOME, STATNOME, and others that classify a patient's genetic characteristics and their potential response to drugs. DNAPrint may also participate in the pharmaceutical company expansion into genomics by partnering its ADMIXMAP platform, and/or sharing with the pharmaceutical industry new drug targets/indications that are discovered in house. DNAPrint also expects to enter into collaborations with leading pharmaceutical companies to conduct pre-clinical pharmacogenomics research on new drugs in their pipelines.

        During the past 15 years, the United States has experienced the greatest surge of biotechnology growth ever, with the emergence of the human genomics field. This emergence was precipitated by a joint investment by the Wellcome
Trust and the National Institutes of Health in the Human Genome Project, which with the help of Celera Genomics, has recently been completed. This presages a new era of smarter diagnostic tests. In fact, the developing life sciences IT market is currently $3.5 billion and is projected to grow to over $9 billion by the end of 2003 (data from IBM Life Sciences Division). Because only one or two genomics-based diagnostic testing products have yet been developed, the market size for the products has not been determined. Nevertheless, we can provide some facts about the market for non-genomics DNA tests and target markets for genomics-based products, in an effort to understand,the potential for genomics-based applications.

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

        o Paternity DNA testing, which uses simple STR analysis, is a $100 million industry today. These test results are unable to provide data about a person's physical traits, since they survey the "junk" regions of the human genome. The only way to survey the important regions, and draw inferences about physical human traits, is through SNP analysis -
          work that is far more difficult to perform and analyze. Of this $100 million, 90% is paid to fewer than five companies that currently dominate the paternity market. None of these companies possesses genomic analytical tools, and few possess expensive high-throughput genotyping instrumentation. Thus, none are players in the emerging field of personalized medicine.

        o Unlike STR-based products and services, virtually every person is a potential customer for either a personalized drug prescription product, a consumer genomics product, or both. Many are potential customers of multiple personalized medical products (one for each drug they will be taking).

        o The scope of the SNP profiling market, through the adoption of
          "personalized medicine" could exceed several billion dollars per year by the year 2005.

        o Most current DNA testing companies focus primarily on paternity analysis or other diagnostic services such as blood testing.

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
          The SNP database can be accessed on the web. Use of this database enabled DNAPrint to develop its proprietary pan-genome map of AIMs that the Company feels is crucial for successful pharmacogenomics research.

        o Clinical trials cost the pharmaceutical industry over $250 billion annually, and drug candidates that fail this process, in part because of a lack of SNP cross-examination, cost these same companies over half this amount annually.

        o There has been a tremendous growth in genealogy and the study of individual heritage and ancestry. Recent trends in print and internet media suggest that the recreational market for the AncestrybyDNA 2.0 test could be significant. Recent polls have suggested that about half of the US residents with an income of greater than $65,000 per annum are either somewhat or greatly interested in genealogy and that over
          98.8% are interested in learning more about their family roots.

        o The average out-sourced forensic DNA test costs about $1,000, yet these tests cannot reveal physical information such as racial admixture. For many investigations, significant resources are spent attempting to procure such information from human eye witnesses and psychological profiling. There are currently no companies that actively perform SNP, STR or other DNA analysis for qualitative forensics or personalized medical application. Only two have announced plans to offer very simple SNP tests, of limited value for certain drug reaction problems, and the only SNP based forensics tests are being developed as identity tests for replacing existing STR methods.

        o Most people do not realize that DNA profiles can be used to enhance their medical safety or for physical profiling in a forensics sense.

Specific Markets

        The Company believes new genomics-based products will transform the pharmaceutical and diagnostic/forensic markets over the next decade. In fact, it has been anticipated that genomics spending at pharmaceutical companies alone will increase to a level of $13 billion by 2010, from nearly $2.5 billion in
2000. As noted, DNAPrint sells its genomics-based products in three markets: the consumer market, the forensic market and the pharmacogenomics market.

Consumer Market. DNAPrint has already entered the recreational consumer genomics market with the introduction of AncestrybyDNA 2.0. Although the recreational market is difficult to gauge, recent sales figures of AncestrybyDNA suggest there is a healthy demand for our product. Perhaps more than other markets,

however, the recreational sector requires targeted advertising, especially given the technical nature of DNAPrint's products.

The Company is currently formulating an advertising/marketing campaign targeting genealogy websites and media, direct mail and an ongoing public relations strategy aimed at maximizing the scientific and lay interest in this area for individuals, organizations and government. Our website, www.ancestrybydna.com, offers a wealth of information about this product, and this site is an integral part of the Company's marketing plan.

Forensic Market. Biological evidence is commonly found at crime scenes and can be useful as a source of DNA in identifying a crime suspect or perpetrator. To measure the DNA, forensic scientists use a test called an STR, that produces a set of numbers, much like a bar code. The DNA test result is then available to be matched to another DNA sample. If there is not a match, however, the data derived from the STR test is of limited use.

Our forensic products, including AncestrybyDNA 2.0, RETINOME and RETINOME HA, complement and improve current STR typing by providing the information necessary to develop a physical "profile" of a suspect through a DNA sample. RETINOME,
RETINOME HA, and AncestrybyDNA will allow investigators to profile potential suspects by eye color, hair color and ancestry or racial mix, respectively. The ability to describe the potential suspect in several reliable ways from crime scene DNA may increase the chances of arrest through the development of an actual physical profile. This is the value-added component of our forensic oriented genomic-based products. By adding value to the forensic data recovered from a crime scene, RETINOME, RETINOME HA and AncestrybyDNA should find a ready market in the forensics community that uses DNA STR testing. Various commercial labs for performing these STR tests complete about 600,000 tests each year in the United States according to industry reports.

Potential customers in the forensic markets include commercial and state government DNA laboratories, as well as county, state and federal law enforcement. Additionally, institutional organizations, including the FBI, CIA,
ATF and others, would benefit from the services of our products.

Pharmacogenomics Market. The conventional wisdom in drug therapy is a "one pill fits all" approach governed by a standard dosage based on a few factors, including a patient's age, weight and height. Even when these factors are accounted for, however, patients' reactions to particular drugs can vary substantially. Accurately and timely predicting a patient's response to a particular drug can have significant, indeed fatal, consequences. The
"personalization of medicine" market has developed in response to these conditions.

The Human Genome project and other advances in discovery technology have increased exponentially the number of drug targets for testing. One challenge facing the pharmaceutical industry is to decipher the information from this research and apply it to the development of new drugs. The Company believes these phenomena will lead the industry towards the development of new, specially tailored drugs designed through genomics-based testing. Much like the defense industry has evolved in the development of "smart," GPS and laser-guided weapons systems as opposed to "dumb" bombs, the drug industry will develop "smart,"
personalized, genomics-tested drugs designed for target users rather than blockbuster drugs designed for the general human population. DNAPrint's ADMIXMAP platform for measuring population structure as a vehicle for identifying and developing "personalized" drugs makes the Company an excellent candidate for this market.

Within the pharmacogenomics market, the Company has already developed and expects to soon market a chemo-predictive test, OVANOME, for the drug Taxol, one of the most commonly used chemotherapeutic agents for cancer. OVANOME is a genomic-based diagnostic tool used to predict the likelihood of response of ovarian cancer patients to therapy with Taxol. We expect to complete clinical trials of this product in 2004, but various factors including profitability from forensics testing and the procurement of investment could accelerate this schedule. An application for market approval, if required, will be submitted to the FDA later in 2004, and DNAPrint believes final approval could be received as early as the first quarter of 2005. We are in the latter stages of negotiation with a pharmaceutical company interested in the OVANOME test, though the Company may choose to market the test on its own to maximize shareholder benefit. The
Company's test would give one generic manufacturer a competitive advantage over another in the eyes of payors. DNAPrint expects this will be a trend that defines the market for chemo predictive tests until the dominant pharmaceutical companies embrace them as integral to their business of not merely developing, but marketing new drugs.

There has been discussion and commentary regarding the possibility that the FDA will eventually mandate the use of validated chemo-predictive tests. DNAPrint is among a handful of companies attempting to develop such tests. If successful, the Company believes its market could grow exponentially if the tests are eventually mandated by the FDA.

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
The Company plans to market its products through marketing partners, and see a particularly strong marketing campaign to target the vast baby boomer market as this population ages and begins to consume more pharmaceutical products. In addition, because of its physical proximity to the elderly in Florida, DNAPrint is engaged in a campaign to publicize its existence and industry to this target group through word of mouth and services provided by its part time specimen collector Bob White, PA of Jacksonville, FL. DNAPrint will continue to market itself to other companies in the genomics sector through regular presentation at scientific meetings.

Finally, aside from its proprietary genome maps, DNAPrint's success has stemmed from its ability to extract commercially valuable knowledge from enormous and complex data sets. Through application of advanced data mining, integration, and exploratory data analysis techniques, DNAPrint reveals the potential for discovering new and valuable knowledge that is often obscured by the sheer volume and complexity of the data. The knowledge gained through such analyses can lead to various recreational products, improved drug development and drug marketing, and a more cost effective delivery of services through personalized medical care, as opposed to population based and empirically derived best practices.

Competition

        Compared to fields such as telecom or wireless, there is little significant competition within the pharmacogenomics field. Only a handful of companies in the world have high-throughput genotyping capabilities (25,000 genotypes per day or greater). In addition, data analysis represents a significant barrier to entering the field for many of these companies. In part, this is because doctoral level mathematicians and geneticists are necessary to build the information tools necessary to conduct this type of research. Because of the esoteric nature of the field, high cost of equipment and intellectual property, and limited personnel, there are only a handful of companies in the world that perform pharmacogenomics research and development. Most of these companies practice SNP profiling to accelerate gene discovery and product evaluation for pharmaceutical partners (i.e. studying experimental drugs). In contrast, we focus on drugs with existing markets, and existing consumer genomics markets.

        We are aware of only a few other companies whose goals resemble ours. About ten pharmaceutical companies are engaged in the pharmacogenomic field. Few are devoted to complex trait determination through SNP profiling; most are focused on single gene disorders and phenotypes.

        Some of the more sophisticated players in the pharmaceutical industry include Curagen (which has had success with Type II diabetes), Millennium (which has had success with arteriosclerosis and heart disease), and Warner-Lambert,
GenSet, Parke Davis and Glaxo Wellcome, which have had success with various drug interactivity traits. There are over 1,000 drugs with adverse events or variable efficacy in the Physicians Desk Reference. Since a pharmacogenomics drug study costs millions of dollars, and since most of the handful of companies with expertise in this field are focused on experimental drugs (not drugs already on the market and present in the Physicians Desk Reference), the Company believes that the competition landscape is favorable.

        Most DNA testing facilities in the forensics sector focus on STR matching or paternity determination using the STR technique. These are LabCorp, the market leader, IdentiGene Corp., ReliaGene Corp., LifeCodes Corp., GeneLex
Corp., GeneScreen Corp. the Bode Technology Group and DNA Identification
Services. None of these companies targets their services for other than the STR matching or paternity market, and none could be considered a research and development or pharmacogenomics company. Non-commercial leaders in the field of
DNA testing include the Armed Forces DNA Identification Laboratory (AFDIL), the
FBI Laboratory and the Lawrence Livermore National Laboratory.

        There is little current competition in the initial niches that DNAPrint has selected to compete. At present DNAPrint is the only company in the world with
IP for operating Admixture Mapping screens, and DNAPrint believes that the use of AIMs is crucial for the development of tests for complex, common traits (such as drug response) that meet expected clinical performance criteria.

        All but one of the products in the Company's pipeline has negligible competition that the Company knows of at this time. No other company has presented or discussed physical profiling forensics products. Indeed, no other company that we are aware of has demonstrated it has mastered the mathematical methods necessary to develop such products. The same applies, though to a lesser extent, with the Company's Taxol chemopredictive product. The remaining candidate product, STATNOME, has only one known genomics company competitor,
Gennaissance. It is unknown if the competition's product will compete directly with STATNOME or if the products will participate in separate niches. Based on recent reports, Gennaissance Pharmaceuticals has identified markers of drug response and is conducting clinical trials related to Statin drugs, which would place it in the lead position in this niche market. The impact of this competitive product to STATNOME is unclear based on the early reports from
Gennaissance. The classifier or drug response market for Statins is potentially very large and may have several sub-niches that allow multiple companies to flourish. In this case, given the different approaches used (Admixture mapping plus candidate gene for the Company, versus candidate gene for Gennaissance) it is unlikely that the genome positions between Gennaissance's and DNAPrint's patents overlap perfectly. For example, Gennaissance has never discussed adverse events in any of its press releases or meeting presentations, but DNAPrint's test is able to predict adverse hepatocellular response. The most significant market opportunity related to Statins is from market expansion to prophylaxis, and as previously mentioned, to do this a test must be able to predict adverse events accurately. Thus for the prophylaxis market, management believes
DNAPrint's Statin product is in the lead.

        Each of the competitor's products may provide new, unique and independent information. If the Gennaissance product is successful, it may become the market leader and diminish the projected market penetration of STATNOME. As STATNOME is one of the more distant products under development by DNAPrint, the impact of this known competition on the Company is limited. The Company intends to adjust forecasts as new information is available that suggests a material change is apparent.

        The completed development of DNAPrint's classifier products, RETINOME,
RETINOME-HA, AncestrybyDNA 2.0, OVANOME, STATNOME and others will also allow launches of Company products into new molecular diagnostics market niches.
Management believes DNAPrint is unrivaled in offering to collaborating pharmaceutical companies the opportunity to use the power of population genetic structure to identify what it is that makes their customers respond differently to their drugs.

        No competition to OVANOME has been identified to date. Bristol Myers Squibb makes Taxol and has teamed up with Millennium Pharmaceuticals to use DNA chips to predict individual tumor responses to Taxol based on an analysis of gene expression. This particular project is more appropriate for patient response during later courses of chemotherapy, after a tumor has had a chance to evolve resistance; in other words, when response is likely a function of tumor genetics not pharmacokinetics. In contrast, the Company's work is on first-line response to Taxol only - that is, DNAPrint is looking at the somatic genetics of patients with chemo-naive tumors in which response is mostly a function of pharmocokinetics rather than tumor genetics. Thus, the two companies are developing two separate kits, but the kits will offer non-redundant and only partially overlapping information., In addition, ours would be the first to be used since it is for prediction of first-line chemotherapy (first treatment).
Thus, DNAP would expect that if the Millennium test is ultimately sold to patients, it would be to patients that have already purchased an OVANOME test.

        Other companies, such as Orchid and Gennaissance, are beginning to introduce SNP based tests for human identity testing. These tests are engineered to replace STR tests, and their advantage includes a lower cost without a significant reduction in accuracy. None of these tests, however, are useful for physical profiling or imparting any phenotype information, like those of
DNAPrint. DNAPrint believes its forensics tests for physical profiling are the worlds' first - and the Company's patents help to ensure the Company's potential market position.

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
                PHENOME, U.S. Trademark Serial No 75/927,822, Filed 2/25/2001.
                TRUSPIN, U.S. Trademark Serial No. 75/924,316, Filed 2/22/2001.

                SNIPDOC, U.S. Trademark Serial No. 75/924,117, Filed 2/22/2001.
                SNIPSCAN, U.S. Trademark Serial No. 75/924,316, Filed 2/22/2001.

        Patent Applications.

Patents

METHODS  FOR  THE   IDENTIFICATION  OF  GENETIC  FEATURES  FOR  COMPLEX  GENETIC
CLASSIFIERS. SERIAL NO. 60/338,771. Filing Date 12/03/01. Utility application.

1) A CORRESPONDENCE METHOD FOR CONSTRUCTING COMPLEX GENETICS CLASSIFIERS.
   SERIAL NO. 60/338,524. Filing Date: 12/03/01.

2) CLASSIFICATION TREE METHODS FOR CONSTRUCTING COMPLEX GENETICS CLASSIFIERS.
   SERIAL NO. 60/338,734.

4) LINEAR AND QUADRATIC METHODS FOR CONSTRUCTING COMPLEX GENETIC CLASSIFIERS.
   SERIAL NO. 60/338,468.

5) A GEOMETRICAL METHOD FOR CONSTRUCTING GENETIC CLASSIFIERS. SERIAL NO.
   60/337,618.

6) COMPOSITIONS AND METHODS FOR THE INFERENCE OF PIGMENTATION TRAITS. SERIAL
   NOS. 60/293,560; 60/300,187; 60/310,781; 60/323,662; 60/344,418;
   60/334,674; 60/346,303. Regular Utility Aplication, converted July 1, 2002.
   COMPOSITIONS AND METHODS FOR THE INFERENCE OF RESPONSE TO STATINS. SERIAL
   NO. 60/322,478. Regular Utility Application, converted 7/9/2002. SNPs,
   Haplotypes and Algorithms incorporating them for the accurate prediction of
   SINGLE NUCLEOTIDE POLYMORPHISMS PREDICTIVE FOR PACLITAXEL RESPONSIVENESS IN
   CANCER PATIENTS. SERIAL NO. 60/334,310. Converted to regular utility patent
   11/28/2002.

7) COMPOSITIONS AND METHODS FOR THE INFERENCE OF RESPONSE TO STATINS. SERIAL
   NO. 60/322,478.

8) SINGLE NUCLEOTIDE POLYMORPHISMS PREDICTIVE FOR PACLITAXEL RESPONSIVENESS IN
   CANCER PATIENTS. SERIAL NO. 60/334,310.

9) MARKERS AND METHODS FOR ACCURATE ESTIMATES OF HUMAN ANCESTRY. SERIAL NO.
   60/404,357.

        The Company has the right to license, sell or partner its products exclusively within the United States and abroad, subject to the terms of an option with Orchid Biosciences. On October 24, 2001, we signed an Option agreement with Orchid Biosciences of Princeton NJ, a leader in high-throughput genotyping. Under the terms of the agreement, Orchid paid the Company $350,000 for the option to negotiate exclusively for a license to co-develop and/or co-commercialize certain products in the future. The agreement provides the
Company with a potential distribution channel and applies to products it is currently developing and will develop in the near future.

Marketing

        The Company's sales strategy is to obtain the maximum return on its research investment at the first opportunity. In some cases this will involve out licensing technology or products before they are ready to launch. In other cases, DNAPrint may choose to not co-market or out license rights to market its products, but rather to market a product directly to the end-user. The Company is prepared to do this with each of its tests and will evaluate marketing strategy on a product-by-product basis. In either case, the first step for a product is a service phase, in which the Company initially breaks into the market and establishes real-world (not merely projected) product value.

        DNAP's preferred sales strategy is to "out license" marketing rights for the forensic products to a strategic partner. This is a common strategy for small capitalization companies in the biotechnology field. This strategy saves the Company capital by obviating the need to build a marketing and sales force.
A similar strategy will be developed for products in the chemo-predictive market. We will review our sales strategy as our business grows for the possibility of changes complementary to our growth. Adopting the strategy whereby DNAP contracts the manufacture of its tests and sells them on its own, is projected to increase expenses but will also increase the Company's net revenue and profits. The overall margins would be greater for individual products, but there would be fewer of them since the Company would spend time developing and commercializing, not just discovering and patenting. In the long term, the preferred strategy is expected to create more rapid revenue growth and longer term, acceleration of profitability.

        DNAPrint is currently very strong scientifically, but the Company needs to augment its science with leadership, business development and marketing. The existing management team has brought the company from conception to its current patent estate and validated proof of principle, with sales growing steadily into
2003. Marketing and business development will take on a higher priority in the upcoming year.

        Management believes that with more expansive and better marketing strategies, there are significant opportunities for growth. Baby boomers are proactive about their health, and recent studies show that most are willing to pay for genomics-based diagnostic tests that prevent adverse drug reactions -
even if they have to pay out of their own pocket. Early feedback from forensics customers suggest that the Company's physical profiling products, as first-in-breed products, will enjoy a healthy market. While the demand for genomics-based testing for forensic criminology is in its early stages, DNAPrint is the only company that currently devotes resources for developing tests to serve this need. The Company's AncestrybyDNA 2.0 product is the first genetic testing product capable of inferring physical or descriptive information about a person from the DNA. Therefore it represents a first of its kind product for a developing market. Among general consumers, interest in genomics, human genetics, and personalized medicine is growing domestically, as well as internationally, and was invigorated by the recently completed human genome project. In particular, interest in genealogy and ancestry is widespread and growing.

        DNAPrint's approach to commercializing its products is unique. The Company had originally adopted the "partner early and partner often" approach, and its relationship with Orchid is an example of this approach in action. While the
Company may still take this approach, it has learned that maximum shareholder value will in many cases be a function of its ability to develop, validate and market its own tests independently as a first step. For some products, the
Company believes that marketing will be most economically and effectively undertaken by those with established product development infrastructures who have done it many times before. Partnering a product with an expert organization for market penetration, testing and validation is a good way for DNAPrint to free itself of these tasks so that its scientists can develop new products. In this way, the Company can increase the number of revenue generating products in its portfolio at the maximum rate. Partners who agree to commercialize
DNAPrint's products are taking much of the risk associated with the regulatory unknowns out of the Company's hands. DNAPrint is unwilling, however, to obtain these advantages on terms that diminish the value its research brings to shareholders. Whether a test is partnered or retained for in-house commercialization is decided on a product-by-product case.

        If the Company is unable to reach suitable license terms with prospective partners, its shareholders would be best served if it holds its discoveries closely. In this case, the Company may exclusively provide services using its products. Alternatively, the Company can mass produce its tests through an OEM partner, and license genetic service providers to perform the actual testing.
Genetic service providers tend to be smaller companies than platform providers, and as a result, the Company believes the Company would have the opportunity to negotiate significantly higher royalty percentages. DNAPrint will attempt to strike a balance between the two types of license models in order to maximize shareholder value.

Institutional, Governmental, and Direct Business Sales

The Company expects its forensic products (i.e. Retinome) to attract interest from federal law enforcement agencies, state forensic laboratories, penal institutions, government agencies and private businesses that need anonymous blood sample phenotypes. Therefore, with a professional and organized program, we can tap this area for substantial increases in sales. As the Company develops, it plans to initiate a multi-faceted approach to attain this business.

        o Establish a network of commissioned marketing partners to address this market.

        o Start an advertising program to target these groups through magazine ad placement (i.e. Police Chief, Law Enforcement etc.), and through presence at forensic meetings.

        o Initiate a direct mail program to these groups. Our partners will produce and mail offers on a controlled basis.

        o Exhibit at tradeshows and fairs where DNAPrint products will attract interested customers.

        o Publish our work in respected peer-reviewed journals as a means of providing one type of validation for our products.

Strategic Acquisitions

        The Company is always examining relations and strategic acquisitions of similar and complementing companies. The Company will evaluate acquisitions on a per deal basis. Acquisitions we would be inclined to make would likely focus on commercializing the classifiers we have already developed, validated and published, or intend to develop, validate and publish in the near future.

Licensing and Partnering Agreements

        The Company has entered into an agreement with Orchid Biosciences, Inc.
(see "Marketing"). This Agreement has given the Company a partner with whom to further develop and commercialize its genomics properties, as well as a high quality, high profile genomics partner with advanced techniques, and a marketing program that covers all facets of product maturation from preliminary lead to
FDA-approved product. To date, DNAPrint has not licensed any of its intellectual property to Orchid, and there is no guarantee that the Company will ever license property to Orchid.

Establishment of Distribution Channels

        Partner agreements potentially give the Company a licensee who may sell and ship its products to licensed hospital laboratories, licensed contract research organizations and other licensed users. It is possible the Company will utilize more than one licensee for its various products. The advantage of using an established partner is that DNAPrint can capitalize on the partner's name recognition, market leadership and personnel. Further, some candidate partners are expert in the mechanics of the construction of mass produced SNP kits, and/or they have significant market penetration through the placement of their
SNP genotyping platform systems, which will be used by customers of our kits. By virtue of the agreement with Orchid, the Company has the freedom to seek other licensees with equivalent or better distribution channels on better terms than that which it could obtain from Orchid.

Improved Efficiencies

        The Company is continually involved in making its present program more efficient and productive through ongoing in-house development and evaluation of commercialization strategies with partners. Proper marketing is vital for the
Company to achieve pharmacogenomics and forensic genomics market share.
Advertising methods likely will include television advertisement, magazine advertisements in certain target magazines, and meeting presentations and booths. To date, the Company's technology and products have been featured by numerous media such as the New York Times, CBS Evening News, the Australian and
German news channels, and various smaller newspapers and magazines. This represents free advertising for the Company. Management believes that DNAPrint's growth will allow it to diversify the users of its products into large specific targeted demographics.

Item 2. Description of Property.

        We lease our space at 900 Cocoanut Avenue, Sarasota, Florida from Pacific
Atlantic Corporation, a corporation controlled by George Frudakis, the father of
Dr. Frudakis, our Chief Scientific Officer. On October 15, 2000, we entered into a triple net lease for this space, consisting of approximately 4,000 square feet of laboratory and office space. The lease runs for 10 years at $5,333 per month plus increases annually based on increases in the Consumer Price Index.

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

Summary Of Quarterly High & Low Price Of Common Stock

    QUARTER                       HIGH BID                   LOW BID

1st Quarter 2001                    .19                        .09
2nd Quarter 2001                    .15                        .056
3rd Quarter 2001                    .095                       .034
4th Quarter 2001                    .132                       .043
1st Quarter 2002                    .089                       .050
2nd Quarter 2002                    .074                       .051
3rd Quarter 2002                    .059                       .020
4th Quarter 2002                    .053                       .016

        The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the OTCBB web site.

        As of April 11, 2003, there were 804 owners of record of our common stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

        The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2002 and the financial statements as of and for the years ended December 31, 2002 and 2001 included with this Form 10-KSB.

Critical Accounting Policies and Results of Operations

        Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to the financial statements, which are contained in Item 7 of this Annual Report on Form 10-KSB. We have consistently applied these policies in all material respects. Although we have been in existence for a number of years, our efforts to develop our business have not yet resulted in generation of significant revenues. To date, our efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are convinced of the viability of our technology, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background. In light of this, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

        For the years ended December 31, 2002 and 2001, revenues were $184,551 and
$14,389, respectively. This increase was a result of our decision to supplement our cash flow by using our facilities to provide certain commercial genotyping and contract sequencing services to select customers, as well as the recent marketing of our ancestry test product to the general public, which commenced in the fourth quarter of 2002. For the same period, cost of sales increased from
$5,914 (41.1% of revenues) in 2001 to $73,205 (39.7% of revenues) in 2002. While the margins are consistent from year to year, because of the small sales volume, these results are not indicative of the margins that we may attain if our long-term goals are achieved.

        In 2002, the largest component of our operating expenses was research and development, which consists of laboratory supplies, equipment rental, facilities and employment-related costs. For the year ended December 31, 2002, these costs increased from $1,873,478 in 2001 to $2,195,418 in 2002, an increase of
$321,940, or 17.1%. The substantial increase in research and development results from the initiation of new research projects.

        Another significant component of our operating expenses is general and administrative. For the years ended December 31, 2002 and 2001, these expenses decreased 22.9%, from $686,648 in 2001 to $529,535, in 2002. This decrease, is primarily due to management's adoption of a more streamlined administrative structure. These expenses resulted from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and preparation of our securities law filings, (iii) administrative and other salaries and expenses, and in 2002 an impairment loss on certain property and equipment of $254,434.

        For the years ended December 31, 2002 and 2001, interest expense increased significantly from $30,483 in 2001, to $453,247 in 2002. This increase is primarily due to the issuance of our common stock for the settlement of related party notes payable, at an agreed upon per share price which was less than the market price of our stock. We accounted for the difference between the stock issue price and the market price as interest expense

Future Periods

        We expect that personnel costs will increase substantially through the end of 2003 and in future years as we expand our research efforts. We also expect most of our other operating expenses to grow with time and expansion. We will increase consumable expenses due to a ramp-up in our data production capabilities. We believe that the level of professional fees we pay will remain stable through 2003. We will also require testing to establish the efficacy of our products as current research and development matures and as our products are exposed to the marketplace through our own efforts and those of our future licensees. We expect to see the results of these efforts beginning in 2003.

General

        Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the year ended December 31, 2002 was
$1,571,375. We also invested in equipment of approximately $16,454. The resulting cash shortfall was financed primarily through related party funding and sales of common stock.

        Based upon our current plans, we anticipate that we will need to seek additional financing. We are pursuing entering into license agreements with entities for the distribution of our products. Pursuit of licensing relationships is in its early stages, however, and it is difficult to predict what revenue stream, if any, they will generate.

        We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We expect that we will continue to be required to raise capital to fund operations at least through the end of 2003.
We will attempt to raise this capital by borrowing, but with the exception of a funding agreement with two of our shareholders (one of whom is also our Chief
Scientific Officer) no lender has issued a binding commitment to us. Therefore, we expect to engage in one or more private placements of common stock to fund our operating needs. We have engaged in discussions with several parties who have expressed interest in assisting us in such a private offering. Management is confident that private equity financing will be available to fund us until revenues from operations are sufficient to fund operations.

Capital Expenditures

        We do not anticipate a need to make significant capital expenditures in the coming year.

Staffing

        We plan to increase our work force. Currently, we have twelve full-time employees. We plan to add three research scientists to continue developing our products and to perform genetic testing services using our products. Upon development of the products, we may need to build a sales force to sell our testing services to end users. For some tests, our marketing plan will not involve building a sales force to sell to end-users. Rather, for these tests, we intend to license the technology to market segment leaders with existing sales forces. We will train our partners' sales forces to sell our products and to provide technical assistance. We also intend to add personnel in the accounting, administrative and investor relations areas. With adequate funding, management expects add at least two more employees during 2003. We expect the cost of these additional employees to be in excess of $160,000 in 2003.

Item 7. Financial Statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                   Consolidated Financial Statements as of and
                   for various periods ended December 31, 2002
                    and 2001 and Independent Auditors' Report

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

________________________________________________________________________________

                                                                      Page

Independent Auditors' Report                                            33

Consolidated Financial Statements:

   Consolidated Balance Sheet as of December 31, 2002                   34

   Consolidated Statements of Operations for the years ended
   December 31, 2002 and 2001, and for the period
   December 10, 1998 to December 31, 2002                               35

   Consolidated Statements of Stockholders' Deficit for the years
   ended December 31, 2002 and 2001                                     36

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2002 and 2001 and for the period December 10, 1998
   to December 31, 2002                                                 38

   Notes to Financial Statements                                        40

________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and stockholders of DNAPrint genomics, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of DNAPrint genomics, Inc. and subsidiary (collectively the "Company"), a development stage enterprise, as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December
31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations and cash flows for the period December 10, 1998 to
December 31, 2000 were audited by other auditors whose report dated March 27,
2001 expressed an unqualified opinion on such statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated financial statements, the Company is in the development stage, has recurring losses from operations, a stockholders' deficit and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 11, 2003
Tampa, Florida

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $     11,780
Accounts receivable (net of allowance for
  doubtful accounts of $2,250)                                    9,611
Prepaid expenses                                                 13,753
      Total current assets                                       35,144

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   and amortization of  $195,687)                               382,587

OTHER ASSETS                                                      5,000

TOTAL                                                      $    422,731
                                                           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and other liabilities                     $    659,676
Notes payable to related parties                                746,222
Capital lease obligation                                        121,535
      Total current liabilities                               1,527,433

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000 shares
  authorized; -0- shares issued and outstanding                       -
Common stock, $.01 par value, 1,500,000,000 shares
  authorized; 451,366,213 shares issued and outstanding       4,513,662
Additional paid-in capital                                   11,083,062
Deferred stock compensation                                    (436,126)
Deficit incurred prior to development stage                  (7,427,422)
Deficit accumulated during the development stage             (8,837,878)
      Total stockholders' deficit                            (1,104,702)

TOTAL                                                      $    422,731
                                                           =============

________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

________________________________________________________________________________________________________

                                                                                         For the Period
                                                 For the Year         For the Year      December 10, 1998
                                                Ended December       Ended December            to
                                                   31, 2002             31, 2001        December 31, 2002

SALES                                          $      184,551        $      14,389      $      270,938

COST OF SALES                                          73,205                5,914             172,876

GROSS PROFIT                                          111,346                8,475              98,062

OTHER OPERATING EXPENSES:
Research and development                            2,195,418            1,873,478           4,430,266
General and administrative                            529,535              686,648           1,991,030
   Total other operating expenses                   2,724,953            2,560,126           6,421,296

LOSS FROM OPERATIONS                               (2,613,607)          (2,551,651)         (6,323,234)

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences                        -                    -             353,090
Loss on disposal of investments                             -              (11,772)           (349,006)
Interest expense                                     (453,247)             (30,483)           (483,730)
Other expense                                         (46,770)                   -             (46,770)
     Total other income (expense) - net              (500,017)             (42,255)           (526,416)

NET LOSS                                       $   (3,113,624)       $  (2,593,906)     $   (6,849,650)
                                               ===============       ==============     ===============

NET LOSS PER SHARE  - Basic and
     Diluted                                   $        (.007)       $       (.006)
                                               ===============       ==============

SHARES USED IN COMPUTING NET
   LOSS PER SHARE - Basic and Diluted             451,366,200          400,775,200
                                               ===============       ==============

________________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

__________________________________________________________________________________________________________________________________________________________________________

                                                                                                              Deficit          Deficit
                                                                                                              incurred       accumulated       Accumulated
                                                              Additional        Stock          Deferred       prior to        during the         Other
                                       Common Stock             Paid-In     Subscriptions       Stock        development     development      Comprehensive
                                   Shares        Amount         Capital      Receivable     Compensation       stage           stage             Income         Total

BALANCES DECEMBER 31, 1999       346,400,98   $3,464,010     $ 5,744,861    $(1,000,000)    $        -      $(7,427,422)   $   (950,331)      $   222,443    $     53,561

Common stock issuances:
   For advertising and
marketing services at $.02        8,000,000       80,000          80,000              -              -                -               -                 -         160,000
   For acquisition of land at
$.066 per share                  30,000,000      300,000       1,700,000              -              -                -               -                 -       2,000,000

Unrealized loss on securities             -            -               -              -              -                -               -          (197,298)       (197,298)

Recovery of subscription
receivables                               -            -               -        539,500              -                -               -                 -         539,500

Deferred stock compensation
related to stock option grants            -            -         731,450              -       (731,450)                -              -                 -               -

Dividend paid in common stock
of Heroes, Inc.                           -            -               -              -              -                -      (1,988,228)                -      (1,988,228)

Net loss for the year ended
December 31, 2000                         -            -               -              -              -                -        (191,789)                -        (191,789)

BALANCES, DECEMBER 31, 2000     384,400,986    3,844,010       8,256,311       (460,500)      (731,450)      (7,427,422)     (3,130,348)           25,145         375,746

Common stock issuances:
  Via 506 Private Placement
  at $.05 per share              14,324,000      143,240         572,960              -              -                -               -                 -         716,200

  For consulting services at
  $.05 per share                    800,000        8,000          32,000              -              -                -               -                 -          40,000

  Through funding  agreement
  with TBFI at $.05 per share     7,816,620       78,166         312,665              -              -                -               -                 -         390,831

  From exercise of
  nonqualified stock options
  at $. 05 per share             11,250,000      112,500         574,375              -              -                -               -                 -         686,875

  For bankruptcy settlements
  at $.02 per share              10,695,768      106,958         106,958              -              -                -               -                 -         213,916

Loss on investment                        -            -               -              -              -                -               -           (25,145)        (25,145)

Recovery of subscription
receivables                               -            -               -        460,500              -                -               -                 -         460,500

Deferred stock compensation
related to stock option grants            -            -          22,100              -        (22,100)                -              -                 -               -

Amortization of deferred
stock compensation                        -            -               -              -        219,530                -               -                 -         219,530

Net loss for the year ended
December 31, 2001                         -            -               -              -              -                -      (2,593,906)                -      (2,593,906)

BALANCES, DECEMBER 31, 2001     429,287,374    4,292,874       9,877,369              -       (534,020)      (7,427,422)     (5,724,254)                -         484,547

Common stock issuances:
  Via 506 Private Placement
  at $.018 per share              1,388,888       13,889          11,111              -              -                -               -                 -          25,000

  For consulting services at
  $.04 per share                     50,000          500           1,500              -              -                -               -                 -           2,000

(Continued)

(Continued)

                                                                                                              Deficit          Deficit
                                                                                                              incurred       accumulated       Accumulated
                                                              Additional        Stock          Deferred       prior to        during the         Other
                                       Common Stock             Paid-In     Subscriptions       Stock        development     development      Comprehensive
                                   Shares        Amount         Capital      Receivable     Compensation       stage           stage             Income         Total

  For consulting services at
  $.063 per share                    42,063          420           2,229              -              -                -               -                 -           2,649

  For consulting services at
  $.067 per share                    50,000          500           2,850              -              -                -               -                 -           3,350

  From exercise of
  nonqualified stock options
  at $.051 per share              2,555,555       25,556          97,943              -              -                -               -                 -         123,499

  From exercise of
  nonqualified stock options
  at $.059 per share              2,500,000       25,000         122,500              -              -                -               -                 -         147,500

  From exercise of employee
  stock options                     944,978        9,450          (9,450)             -              -                -               -                 -               -

  For settlement of related
  party notes payable
  at $.035 per share             14,547,355      145,473         771,010              -              -                -               -                 -         916,483

Per settlement agreement with
TBFI                                      -            -          34,200              -              -                -               -                 -          34,200

Deferred stock compensation
related to stock
    option grants                         -            -         171,800              -       (171,800)               -               -                 -               -

Amortization of deferred
stock compensation                        -            -               -              -        269,694                -               -                 -         269,694

Net loss for the year ended
December   31, 2002                       -            -               -              -              -                -      (3,113,624)                -      (3,113,624)

BALANCES, DECEMBER 31, 2002      451,366,21  $ 4,513,662     $11,083,062    $         -     $ (436,126)     $(7,427,422)   $ (8,837,878)      $         -    $ (1,104,702)
                                 ==========  ===========     ============   ============    ===========     ============   =============      ============   =============

__________________________________________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

______________________________________________________________________________________________________________

                                                                                                For the Period
                                                             For the Year       For the Year   December 10, 1998
                                                            Ended December     Ended December         to
                                                               31, 2002           31, 2001     December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (3,113,624)     $ (2,593,906)    $ (6,849,650)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                   179,146           153,285          363,277
  Provision for bad debts                                          13,488                 -           13,488
  Impairment of assets                                            254,434                 -          254,434
  Loss on disposal of investments                                       -            11,772           11,772
  Loss on disposal of property and equipment                        5,039                 -            5,039
  Amortization of deferred stock compensation                     269,694           219,530          489,224
  Common stock issued for interest expense on related
   party notes payable                                            407,326                 -          407,326
  Common stock issued for reorganization/court order                    -                 -          343,000
  Common stock issued for services                                  7,999           421,415          589,414
  Common stock issued for bankruptcy settlement                         -            28,080           28,080
  (Increase) decrease in receivables                              (23,099)              500          302,592
  Decrease (increase) in prepaid expenses and other assets          9,824           (28,577)         (18,753)
  Increase in accounts payable and accrued liabilities            418,398           222,449          792,435
NET CASH USED IN OPERATING ACTIVITIES                          (1,571,375)       (1,565,452)      (3,268,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (16,454)         (145,540)        (761,364)
  Proceeds from disposal of property and equipment                 10,100                 -           10,100
  Net bankruptcy adjustment                                             -                 -          511,274
NET CASH USED IN INVESTING ACTIVITIES                              (6,354)         (145,540)        (239,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable - related party                   1,255,379                 -        1,255,379
  Proceeds from settlement with Tampa Bay Financial                34,200                 -           34,200
  Advances from Tampa Bay Financial, net                           50,815           286,151          384,581
  Proceeds from issuance of common stock                          295,999         1,190,950        1,486,949
  Repayment of notes payable                                            -                 -         (350,800)
  Collections from stock subscriptions                                  -           297,460          836,960
  Principal payments on capital lease obligation                  (89,876)          (37,301)        (127,177)
NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,546,517         1,737,260        3,520,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (31,212)           26,268           11,780

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     42,992            16,724                -

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $      11,780      $     42,992     $     11,780
                                                            ==============     =============    =============

(Continued)

(Continued)

                                                                                                For the Period
                                                             For the Year       For the Year   December 10, 1998
                                                            Ended December     Ended December         to
                                                               31, 2002           31, 2001M     December 31, 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Approximate Interest Paid                                 $      24,000      $     30,500     $     53,300
                                                            ==============     =============    =============

  Income taxes paid                                         $           -      $          -     $          -
                                                            ==============     =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

Stock subscription receivable arising from acquisition of
  DNAPrint genomics, Inc. (Florida)                         $           -      $          -     $  1,000,000
                                                            ==============     =============    =============

Common stock issued for related party notes payable         $     509,158      $          -     $    509,158
                                                            ==============     =============    =============

Unrealized loss on long-term investments                    $           -      $    (25,145)    $   (222,443)
                                                            ==============     =============    =============

Common stock issued for land subsequently swapped for
  investment in Heroes, Inc                                 $           -      $          -     $  2,000,000
                                                            ==============     =============    =============

Dividend paid in stock of Heroes, Inc.                      $           -      $          -     $ (1,988,228)
                                                            ==============     =============    =============

Common stock issued for reorganization /court order arising
   from conversion of claim to stock                        $           -      $          -     $ (2,905,500)
                                                            ==============     =============    =============

Conversion of Tampa Bay Financial advances to stock         $           -      $    453,331     $    453,331
                                                            ==============     =============    =============

Equipment leased under capital lease                        $           -      $    248,712     $    248,712
                                                            ==============     =============    =============

Deferred compensation on grants of stock options            $     171,800      $     22,100     $    925,350
                                                            ==============     =============    =============

______________________________________________________________________________________________________________

See notes to consolidated financial statements.

                            DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DNAPrint genomics, Inc. ("DNAP Utah"), which was organized for the purpose of investing in all forms of investments, was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and
subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a
Florida corporation ("DNAP Florida") through the issuance of 192,000,000 shares of its common stock. DNAP Florida specializes in the construction of electronic facilities to assist scientists in researching and assembling data from the human genome and other advances in genetics research. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned subsidiary, DNAP Florida
(collectively referred to as "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

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

Revenue Recognition

Revenues are recognized at the time the services are provided. We are currently providing genotyping services, ancestry testing services and DNA sequencing services. Deferred revenue represents the unearned portion of payments received in advance of tests being completed and reported.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. We have made significant estimates with respect to the loss from impairment of long-lived assets. It is at least reasonably possible that certain of these estimates will change in the near term.

Financial Instruments

With the exception of notes payable to related parties, we believe the book values of our current assets and current liabilities approximates their fair values due to their short-term nature. It was not practicable to estimate the fair value of the notes payable to related parties because of the lack of similar type arrangements in the marketplace. Subsequent to year end, part of our notes payable balance was satisfied through the issuance of our common stock as discussed in Note G.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and receivables. With respect to cash and cash equivalents, we maintained all of our cash and cash equivalents in deposit accounts with one financial institution, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Substantially all of our receivables, and related revenues, arise from genotyping and ancestry test services. We generally require prepayment for ancestry test services, and perform ongoing credit evaluations of our customers.
We do not require collateral as we believe we have certain collection measures in-place to limit the potential for significant losses.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided primarily using the straight-line method over the assets' estimated useful lives of five to ten years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis. Our periodic reviews are based on collectibility of the receivables in light of historical experience, adverse situations that may affect the customer's ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Long Lived Assets

We periodically review our long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss is recognized.
During the years ended December 31, 2002 and 2001, we recognized impairment losses aggregating $254,434 and $0, respectively, on two pieces of our equipment. These amounts are included in other operating expenses in our
December 31, 2002 consolidated statement of operations. The impairment losses resulted because we are projecting negative cash flows for the foreseeable future; accordingly, the assets have been written down to their estimated fair market values (as determined by management).

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
Temporary differences arise primarily from employee stock options, which are not deductible for income tax purposes until they are exercised, and losses arising from impairment.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

Advertising costs, which approximated $4,600 and $5,900, respectively, for the years ended December 31, 2002 and 2001, are expensed as they are incurred.

Comprehensive Income

We have adopted Financial Accounting Standards Statement No. 130 "Reporting
Comprehensive Income" ("SFAS 130") which establishes rules for the reporting of comprehensive income and its components within the financial statements. For purposes of our consolidated financial statements, such components consisted primarily of unrealized gains and losses on marketable equity securities, which securities were determined to be worthless in 2001.

Stock-Based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. We have adopted SFAS No 123, "Accounting for
Stock-Based Compensation" which requires us to recognize as expense the fair value of all stock-based awards on the date of grant, or continue to apply the provisions of Accounting Principles Board Opinion No. 25 and provide pro-forma net income (loss) earnings per share disclosure for employee stock option grants and all other stock-based compensation as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply APB 25 in accounting for our stock option plan.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards
Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting
Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2002 and 2001, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share are identical as of December 31, 2002 and 2001.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders'

deficiencies of approximately $1,492,300 and $1,104,700 at December 31, 2002,
and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.
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

NOTE C - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following at December 31, 2002:

                                                       2002

Leased equipment under capital lease               $   71,429
Furniture, fixtures and other equipment               343,514
Leasehold improvements                                163,331
Subtotal                                              578,274
Less accumulated depreciation and amortization       (195,687)

Property and equipment - net                       $  382,587
                                                   ===========

Accumulated depreciation and amortization includes $110,405 of accumulated amortization of leased equipment as of December 31, 2002.

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Since our acquisition of DNAP Florida, we have incurred net operating losses for income tax purposes of approximately $4,730,000. These net operating loss carryforwards expire in various years through the year ended December 31, 2022, however because we have experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards and from various temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

In addition to the above, we also incurred significant net operating losses prior to our acquisition of DNAP Florida. However, because of our bankruptcy proceedings, changes in control, and various other matters the availability of these losses to offset future taxable income is so uncertain that no deferred income tax asset has been recorded.

At December 31, 2002 we had no deferred tax liabilities and our non-current deferred income tax asset (assuming an effective income tax rate of approximately 38%) consisted of the following:

Non-current deferred income tax asset:                     Amounts

Net operating loss carryforwards                       $  1,779,000
Employee stock options                                      184,000
Impairment of assets                                         96,000
Other                                                         1,000
Subtotal                                                  2,060,000
Less valuation allowance                                 (2,060,000)

Total                                                  $          -
                                                       =============

NOTE E -  CERTAIN EQUITY TRANSACTIONS

Common Stock

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

On February 22, 2002, we entered into an agreement with a director. As consideration for agreeing to serve on our Board of Directors, we agreed to pay him a director's fee of $20,000. At December 31, 2002 we have accrued a total of
$16,667 related to this agreement, which amount is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. This ddirector also received 2,600,000 options to purchase our common stock at a price of $0.03 per share. These options, which vest over a four-year period, are included in our employee stock option plan discussed below.

In February 2002, we entered into a Consulting Agreement and a Stock Purchase
Option with an individual who was, at the time, one of our directors.
Under this agreement, the director has agreed to provide us substantial management, business development and strategic planning advice through at least
May 31, 2003. The parties may extend the agreement by mutual consent. As consideration for these services, and successful completion of various other milestones, we have agreed to issue up to 28,000,000 shares of our stock to this director at an exercise price of $0.01 per share. 1,680,000 of these shares were to be earned by this director by providing services as required by the
Consulting Agreement, but without the achievement of any particular performance milestones. These shares are included in the stock option summary below. The remaining 26,320,000 options are earned by assisting us to achieve defined milestones, such as the sale or license of one of our products to a purchaser introduced to us by this director. Since these milestones were not reached as of
December 31, 2002, and it is not probable that they will be, no expense has been recorded in the accompanying financial statements relative to these options, and the options have been excluded from the stock option table below. To the extent that any of the options become vested, they are exercisable until February 23,
2012.

In addition to the consulting agreement discussed above, we engaged this director to provide us with consulting services valued at $25,000 per month
(payable in shares of our common stock) for a period of four months. At December
31, 2002 we had recognized $50,000 of consulting expenses under this arrangement, and do not anticipate that any additional expense and/or liability will occur as services have not been provided in 2003. In January 2003, we issued 2,780,868 shares of our common stock as consideration for the liability existing at December 31, 2002.

In May 2002, we egaged a company in which our current CEO, and another one of our directors have ownership interests to provide consulting services to us through December 31, 2005. The services had an estimated value of approximately
$110,000; approximately $15,000 of which were to be paid in cash and the remainder satisfied via the issuance of approximately 2,800,000 options to purchase our common stock at a price of $0.001 per share. During the year ended
December 31, 2002, we recorded expenses of approximately $41,275 under this arrangement. Approximately $5,775 of this amount was paid in cash and the remainder is included in accounts payable and other liabilities in the accompanying consolidated balance sheet (which we anticipate satisfying through the issuance of approximately 1,013,600 options as discussed above). No services have been performed under this agreement in 2003 and the agreement was canceled in April 2003.

Employee Stock Options and Awards

We have a stock option plan that provides for the granting of stock options and awards to officers, directors and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. We are authorized to grant options for up to 49,300,000 common shares, of which 15,130,000 have been granted as of
December 31, 2002. Options were granted at exercise prices from $ .006 - $ .03 per share (or approximately 40 % of the market price of our stock on the respective grant dates). With the exception of the options issued to one of our directors, which vests in one year, the options issued all expire in ten years and vest 25% per year for four years.

The status of our stock options are summarized below:
                                                                    Weighted
                                              Number of              Average
                                               Shares            Exercise Price

Outstanding at December 31, 2000              9,550,000             $    0.007
Granted                                       1,300,000                  0.020
Exercised                                             -                      -
Canceled                                              -                      -
Outstanding at December 31, 2001             10,850,000             $    0.008

Granted                                       4,280,000                  0.022
Exercised                                    (1,037,500)                 0.006
Canceled                                              -                      -
Outstanding at December 31, 2002             14,092,500             $    0.013
                                            ============            ===========

Options becoming exercisable during the
years ended:
December 31, 2002                             4,581,250                 $0.008
December 31, 2003                             4,503,125                  0.015
December 31, 2004                             3,383,125                  0.012
December 31, 2005                               975,000                  0.021
December 31, 2006                               650,000                  0.022

Outstanding at December 31, 2002             14,092,500             $    0.013
                                            ============            ===========

In addition to the above, we have an agreement to award 30,000,000 shares of our common stock to our Chief Science Officer when certain performance measures are met. At December 31, 2002 these performance measures have not yet been met, and as such the shares have not yet been issued. Furthermore because it is not probable at this time that the shares will be issued, no stock based compensation has been recorded as a result of this agreement in the accompanying consolidated financial statements. The agreement contains a change of control clause whereby these shares will be immediately vested and non-forfeitable if the agreement is not assumed or substituted at the time of such change.
Subsequent to year end, our board of directors has resolved to revise the performance measures, however the terms of such revision have not yet been finalized.

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". With respect to stock options granted during 2002 and
2001, we recorded deferred stock compensation of $171,800 and $22,100, respectively, for the differences between the exercise prices and the fair values of the common stock underlying the options on the dates of the grants.
These amounts are being amortized consistent with the method described in FASB
Interpretation No. 28 over the vesting period of the individual options. Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss and pro forma net loss per share amounts would have been as follows:

                                         2002          2001
Net loss:
As reported                        $   3,113,624   $ 2,593,906
                                   =============   ===========
Pro forma                          $   3,212,624   $ 2,628,906
                                   =============   ===========

Loss per share:
As reported                        $        .007   $      .006
                                   =============   ===========
Pro forma                          $        .007   $      .007
                                   =============   ===========

The weighted average fair value of options granted during 2002 and 2001, estimated on the date of grant using the Black-Scholes option-pricing model, approximated $.04 - $.05 in 2002 and $.08 in 2001. In 2002, the fair value of options granted was estimated on the dates of the grants using the following approximate

assumptions: dividend yield of 0%, expected volatilities of 112% - 97%, risk-free interest rates of 5% - 4%, and expected lives of 1-4 years.

NOTE F - OTHER COMMITMENTS

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders, under a ten-year operating lease agreement expiring in October 2010 and requiring monthly rent of approximately
$5,300 (plus sales taxes and annual increases in the Consumer Price Index). In addition, the lease requires us to pay utilities and various other occupancy related expenses.

Future minimum lease payments under this lease are approximately as follows:

Years Ending
December 31,                                           Amounts

  2003                                              $    64,000
  2004                                                   64,000
  2005                                                   64,000
  2006                                                   64,000
  Thereafter                                            498,600

  Total                                             $   754,600
                                                    ===========

During the years ended December 31, 2002 and 2001, rent expense under this lease approximated $64,700 and $70,800, respectively. In addition, in 2002, we paid Pacific Atlantic Corporation approximately $121,400 for leasehold improvements.

In 2001, we entered into a 24 month capital lease agreement for instrumentation equipment. The obligation, which has a remaining balance of approximately
$121,600 requires monthly payments of principal and interest of approximately
$11,800 and has an effective interest rate of approximately 13%.

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

On May 8, 2001, we entered into an employment agreement with Tony Frudakis, our
Chief Science Officer and Secretary. The agreement runs for a term that commenced August 22, 2001 and expeires August 22, 2005, subject to extension from year to year by mutual agreement. The agreement initially provided a base salary of $95,000 per year to Dr. Frudakis. We increased this salary to $130,000 per year in 2001, and our Board of Directors may increase the salary from time to time in its discretion. The employment agreement also permits the Board of
Directors to authorize payment of discretionary bonuses or other benefits to Dr.
Frudakis.

NOTE G - OTHER RELATED PARTY TRANSACTIONS

During 2001, we paid approximately $231,790 to Tampa Bay Financial, Inc. for management, financial and administrative services to us over the course of the year. These fees were paid by the discharge of $163,040 of a subscription receivable from Tampa Bay Financial, Inc., and the issuance of 1,375,000 shares of our stock.

Funding Agreement

In February 2002, we entered into a funding agreement with 4 shareholders, one of whom is our vice president. These shareholders initially agreed to loan us
$2,000,000 between March 2002 and December 2002. These loans were to be repaid along with all accrued interest at 8% on January 31, 2003. In spite of this provision, in June 2002, we elected to satisfy $509,160 of these notes through the issuance of 14,547,355 shares of our common stock.

During October 2002 the terms of this agreement were modified, effectively terminating the participation of two of the shareholders. Pursuant to the amended agreement, the remaining two shareholders (one of whom is our Chief
Science Officer) have agreed to loan us $1,000,000 in 2003. These loans are scheduled to mature, along with all accrued interest at 8%, on December 31,
2003. In the event of our default, the lenders' only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued for satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price of our shares is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share.
At December 31, 2002, our notes payable to these shareholders approximated
$746,200. During January 2003, we issued 25,375,221 shares of our common stock in satisfaction of approximately $504,400 of this debt. From the period January
1, 2003 - March 31, 2003, we borrowed approximately $231,140 in additional funds under this arrangement.

Consulting Agreement

During 2001 we entered into a one-year agreement with a consultant to provide assistance in developing commercial markets for our products. Compensation for these services was provided through options to purchase 20,000,000 shares of our common stock at a price of approximatley $.05 per share. In 2002 and 2001, the consultant paid $220,343 and $537,250, respectively to exercise 5,055,555 and
11,250,000 shares respectively. Because the shares purchased in 2001 had a market price of $686,875 at the time of exercise, the difference between the price paid and the market price of the shares was recorded as compensation expense in the accompanying financial statements during such year. In 2002, the share price approximated the market price and accordingly no such expense was recorded. The agreement, and the remaining unexercised options, terminated in
2002.

During June 2002, we entered into an agreement with a member of our Scientific
Advisory Board, to collaborate with us to develop a kit product that could be used to infer Ancestry Admixture Ratios in human beings. We have agreed to compensate the consultant with quarterly payments of $4,000 and 50,000 shares of our common stock for the term of this contract. Pursuant to an amended agreement dated August 13, 2002, we have also agreed to provide the consultant with a number of shares of our common stock equal to 2.5% of the Net Revenues derived from a product developed with his help. The term of this agreement is two years, and the parties may agree to renew it for consecutive two-year terms. At
December 31, 2002 we have accrued approximately $6,700 related to this agreement, which amount is included in accounts payable and accrued and other liabilities.

NOTE H - SUBSEQUENT EVENTS

Common stock issuances

In January 2003, we issued 843,912 shares of our common stock as consideration for satisfaction of $16,260 of accrued legal expenses related to patent matters.

On March 4, 2003, our shareholders voteds to increase our authorized common stock from 500,000,000 to 1,500,000,000 shares.

________________________________________________________________________________

Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.

        NONE

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.

         Our executive officers and directors are:

    Name               Age                     Position

Tony Frudakis          35        Director, Chief Scientific Officer, Secretary

Richard Gabriel        54        Director, Chief Executive Officer

Hector Gomez           63        Director

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

Richard Gabriel. From 1998 until becoming our Chief Executive Officer in March
2003, Mr. Gabriel served as Chief Executive Officer and President of Calix
Corporation, Parent company to Pharm-Eco Laboratories, Inc.. He was one of five
Core Team Members that set the overall strategic direction for Pharm-Eco
Laboratories, Inc. and helped guide Pharm-Eco's high performance self-directed organization. He obtained his MBA from Suffolk University's Executive MBA
Program, Boston, Massachusetts in 1985 and his B.S. in Chemistry from Ohio
Dominican College, Columbus, Ohio in 1978.

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

Item 10. Executive Compensation.

                           Summary Compensation Table

   Name and Principal Capacity               Year                Salary

Tony Frudakis, Ph.D.                         2002               $130,000
President, Chief Executive Officer,          2001               $130,000
Chief Financial Officer, Chief Scientific    2000                $95,000
Officer, Secretary

Employment Agreements

        On May 8, 2001, we entered into an Employment Agreement with Tony Frudakis, our Chief Scientific Officer, Chief Financial Officer, and Secretary. The
Agreement runs for a term that commenced August 22, 2001 and expires August 22,
2005, subject to extension from year to year by mutual agreement. The Agreement provided a base salary of $95,000 per year to Dr. Frudakis. We increased this salary to $130,000 per year in 2001, and our Board of Directors may increase the salary from time to time in its discretion. The Employment Agreement also permits the Board of Directors to pay discretionary bonuses or other benefits to
Dr. Frudakis. Upon termination of employment, the Agreement prohibits Dr.
Frudakis from competing with the Company for a period of two years in the state of Florida. On November 30, 2001, we also entered into a Performance Stock
Agreement with Dr. Frudakis that requires us to grant him 30 million shares of our restricted stock. Under the agreement, we will make this grant upon achievement of commercialization of our first product through the efforts of Dr.
Frudakis.

Compensation of Directors

        On February 22, 2002, we entered into an agreement with Dr. Gomez when he joined our board of directors. In consideration of Dr. Gomez' agreement to serve on the Board of Directors, we granted him options to purchase 2,600,000 shares of our stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract. In addition, we agreed to pay him a cash director's fee of $20,000 per year.

Section 16(a) Beneficial Ownership Reporting Compliance

        The following table sets forth the names, number of late reports, number of late reported transactions and known that failures to file a required report with respect to required filings under Section 16(a) the Exchange Act by our officers, directors and stockholders.

      Name               Late Reports    Transactions     Known Failure

  Tony Frudakis              3                16               0

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of April 11, 2003, certain information concerning beneficial ownership of shares of our stock and the approximate percentage of shares of our stock owned by (i) each person known to us to own 5%
or more of the outstanding shares of stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

                  Name And Address          Amount Of Beneficial     Percentage Of
Title Of Class    Of Beneficial Owner (1)        Ownership             Class(2)

Common            Tony Frudakis                  32,493,165              6.5%

Common            Richard Gabriel                    0                     0%

Common            Hector Gomez                       0                     0%
                  5105 Rue Vendome
                  Lutz, FL 33558

Common            Directors and Officers         32,493,165              6.5%
                  as a Group (3 persons)

(1) Unless otherwise noted, c/o DNAPrint genomics, Inc., 900 Cocoanut Avenue,
    Sarasota, FL 34236.

(2) Percentage of ownership is based on 499,915,893 shares of Common Stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31,
2002, with respect to compensation plans (including individual compensation arrangements) under which our equity securities.

                         Number of securities to be       Weighted-average         Number of securities remaining
                           issued upon exercise of       exercise price of       available for future issuance under
                            outstanding options,        outstanding options,    equity compensation plans (excluding
                             warrants and rights        warrants and rights      securities reflected in column (a))
                                     (a)                        (b)                              (c)

Equity compensation                   0                         N/A                               0
plans approved by
securityholders

Equity compensation              14,092,500                    $0.013                        34,170,000
plans not approved by
securityholders

         Total                   14,092,500                    $0.013                        34,170,000

        The material features of the equity compensation plans reflected in the foregoing table are described in Note E to our financial statements contained in
Item 7 f this Annual Report on Form 10-KSB, under the caption "Employee Stock
Options and Awards."

Item 12. Certain Relationships and Related Transactions.

        We lease our space at 900 Cocoanut Avenue, Sarasota, Florida from Pacific
Atlantic Corporation, a corporation controlled by George Frudakis, the father of
Tony Frudakis. On October 15, 2001, we signed a lease for this space. The lease runs for 10 years at $5,333 per month plus increases annually based on increases in the Consumer Price Index.

        During 2001, we paid approximately $231,790 to Tampa Bay Financial, Inc.
for management, financial and administrative services to us over the course of the year. These fees were paid by (i) the discharge of $163,040 of a subscription receivable from Tampa Bay Financial, Inc., and (ii) the issuance of
1,375,000 shares of our stock. Carl Smith, our former Chief Executive Officer and a former director is also an officer and director of Tampa Bay Financial,
Inc.

        On February 24, 2002, we entered into a Consulting Agreement and a Stock
Purchase Option with Jack Luchese. At the time, Mr. Luchese was one of our directors. Under these agreements, and in addition to his service as one of our directors, Mr. Luchese has agreed to provide us substantial management, business development and strategic planning advice through at least May 31, 2003. The parties may extend the agreement by mutual consent. The sole consideration that we must pay under the Consulting Agreement is the grant of options to purchase stock under the Stock Purchase Option.

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

        In February 2002, we entered into a funding agreement with 4 shareholders, one of whom is Dr. Tony Frudakis, our Chief Scientific Officer, Principal
Financial Officer and one of our directors, and another of whom is George
Frudakis, Dr. Frudakis' father. These shareholders initially agreed to loan us
$2,000,000 between March 2002 and December 2002. These loans were to be repaid along with all accrued interest at 8% on January 31, 2003. In June 2002, we elected to satisfy $509,160 of these notes through the issuance of 14,547,355 shares of our common stock.

        During October 2002 the terms of this agreement were modified, effectively terminating the participation of two of the shareholders. Pursuant to the amended agreement, the remaining two shareholders (including Dr. Frudakis and
Mr. Frudakis) have agreed to loan us $1,000,000 between December 2002 and
December 2003. These loans are scheduled to mature, along with all accrued interest at 8%, on December 31, 2003. In the event of our default, the lenders'

only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued for satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price of our shares is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share. At December 31, 2002, our notes payable to these shareholders approximated $746,200.

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

        10.11  Equipment Lease Agreement dated May 18, 2001 between Orchid
               Biosciences, Inc. and the Company. *

        10.12  Funding and Stock Subscription Agreement dated June 8, 2001 between
               Tampa Bay Financial, Inc. and the Company. *

        10.13  Consulting and Marketing License Agreement between the Company and
               Mark Neuhaus. *

        10.14  Agreement dated February 22, 2002, among the Company, Tampa Bay
               Financial, Inc., Carl Smith, Mathew Veal, and the Company. *

        10.15  Contract Genotyping Agreement dated January 15, 2002 between the
               Company and GenoMed LLC. *

        10.16  Funding Agreement dated February 22, 2002 among the Company Tony
               Frudakis, George Frudakis, Carl Smith Iii, and Richard Craig Hall. *

        10.17  Performance Stock Agreement dated November 30, 2001 between the
               Company and Tony Frudakis. *

        10.18  Consulting Agreement dated February 24, 2002 between the Company and
               Jack Luchese. *

        10.19  Stock Purchase Option dated February 25, 2002 between the Company and
               Jack Luchese. *

        10.20  Consulting Agreement dated June 12, 2002 between Mark Shriver and the
               Company. *

        10.21  Letter of Commitment between Mark Shriver and the Company's
               Scientific Advisory Board. *

        10.22  Agreement between Startup Florida and the Company. *

        10.23  Service Agreement dated April 15, 2002 between Altura LLC and the
               Company. *

        10.24  License Agreement between Penn State Research Foundation and the
               Company. *

        10.25  Private Placement Agreement between John Oskarep and the Company. *

        10.26  Consulting Agreement dated May 17, 2002 between Genbiomics LLC and the Company. *

        10.27  Amendment to Consulting Agreement between Genbiomics LLC and the
               Company dated May 31, 2002. *

        10.28  Amendment to Consulting Agreement between Mark Shriver and the
               Company. *

        10.29  Funding Agreement between Tony Frudakis, George Frudakis and the
               Company. *

        21     List of Subsidiaries. *

        99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002 (18 U.S.C. Section 1350)

        99.2   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002 (18 U.S.C. Section 1350)

    * Previously filed.

    (b) Reports on Form 8-K.

        None.

Item 14. Controls and Procedures.

        Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the
design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer

concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DNAPrint genomics, Inc.

                                               By:/s/ Richard Gabriel
                                                  Richard Gabriel, CEO, Director

                                               Date:    April 11, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                     DATE

/s/ Hector Gomez          Director                  April 11, 2003
Hector Gomez

/s/ Tony Frudakis         Director, Principal       April 11, 2003
Tony Frudakis             Financial and Accounting
                          Officer

                                 CERTIFICATIONS

I, Richard Gabriel, certify that:

        1. I have reviewed this annual report on Form 10-KSB of DNAPrint genomics,
Inc.

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

        (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/S/ Richard Gabriel
Richard Gabriel
Chief Executive Officer

I, Tony Frudakis, certify that:

        1. I have reviewed this annual report on Form 10-KSB of DNAPrint genomics,
Inc.

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

        (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/S/ Tony Frudakis
Tony Frudakis
Principal Financial Officer

