Form 10QSB
period 2003-03-31
DNAPRINT GENOMICS INC
filed 2003-05-20
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

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
incorporation or organization)

                     900 Cocoanut Avenue, Sarasota, FL 34231.

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2003

                                   480,366,213

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets as of March 31, 2003 and
          December 31, 2002.................................................. 4

        Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and the period December 10, 1998
        (date of inception) to March 31, 2003................................ 5

        Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and the period December 10, 1998
        (date of inception) to March 31, 2003................................ 6

        Notes to Consolidated Financial Statements........................... 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 12

Item 3. Controls and Procedures.............................................. 13

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

Item 1.

                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
_______________________________________________________________________________________

                                                      March 31, 2003    December 31,
                                                        (Unaudited)         2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $      18,256    $     11,780
Accounts receivable (net of allowance for doubtful
  accounts of $2,250)                                         24,685           9,611
Prepaid expenses                                               7,859          13,753
      Total current assets                                    50,800          35,144

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation and amortization of  $220,517 and
    $195,687, respectively)                                  357,757         382,587

OTHER ASSETS                                                   5,000           5,000

TOTAL                                                  $     413,557    $    422,731
                                                       ==============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and other liabilities                 $     624,021    $    646,616
Deferred revenue                                              90,917          13,060
Notes payable to related parties                             474,755         746,222
Capital lease obligation                                     100,093         121,535
      Total current liabilities                            1,289,786       1,527,433

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; -0- shares issued and outstanding                   -               -
Common stock, $.01 par value, 1,500,000,000 shares
   authorized; 480,366,213 and 451,366,213 shares issued
  and outstanding, respectively                            4,803,662       4,513,662
Additional paid-in capital                                11,663,062      11,083,062
Deferred stock compensation                                 (379,626)       (436,126)
Deficit incurred prior to development stage               (7,427,422)     (7,427,422)
Deficit accumulated during the development stage          (9,535,905)     (8,837,878)
      Total stockholders' deficit                           (876,229)     (1,104,702)

TOTAL                                                  $     413,557    $    422,731
                                                       ==============   =============
_______________________________________________________________________________________

See notes to consolidated financial statements.

                            DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
___________________________________________________________________________________________________

                                                                                      For the
                                                      For the          For the         Period
                                                       Three-           Three-       December 10,
                                                       Months           Months           1998
                                                    Ended March      Ended March     to March 31,
                                                      31, 2003         31, 2002          2003

REVENUES                                            $     75,207     $     72,466   $      346,145

COST OF REVENUES                                          36,128           34,031          209,004

Gross Profit                                              39,079           38,435          137,141

OTHER OPERATING EXPENSES:
Research and development                                 391,011          589,310        4,821,277
General and administrative                                91,012           91,489        2,082,042
     Total operating expenses                            482,023          680,799        6,903,319

LOSS FROM OPERATIONS                                    (442,944)        (642,364)      (6,766,178)

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences                           -                -          353,090
Loss on disposal of investments                                -                -         (349,006)
Interest expense                                        (255,083)          (6,296)        (738,813)
Other expense                                                  -           (7,810)         (46,770)

     Total other income (expense) - net                 (255,083)         (14,106)        (781,499)

NET LOSS                                            $   (698,027)    $   (656,470)  $   (7,547,677)
                                                    =============    =============  ===============

NET LOSS PER SHARE - Basic and Diluted              $      (0.00)    $      (0.00)
                                                    =============    =============

SHARES USED IN COMPUTING NET LOSS PER SHARE -
Basic and Diluted                                    477,466,200      431,562,700
                                                    =============    =============
___________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
_____________________________________________________________________________________________________________

                                                                                               For the Period
                                                                  For the        For the         December 10,
                                                                    Three          Three             1998
                                                                 Months Ended   Months Ended     to March 31,
                                                                March 31, 2003  March 31, 2002       2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (698,027)     $  (656,470)    $(7,547,677)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                                     24,830           45,988         388,107
  Provision for bad debts                                                -                -          13,488
  Impairment of assets                                                   -                -         254,434
  Loss on disposal of investments                                        -                -          11,772
  Loss on disposal of property and equipment                             -                -           5,039
  Amortization of deferred stock compensation                       56,500           47,698         545,724
  Common stock issued for reorganization/court order                     -                -         343,000
  Common stock issued (or to be issued) for services
    and interest                                                   394,882                -       1,391,622
  Common stock issued for bankruptcy settlement                          -                -          28,080
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                   (15,074)         (19,222)        287,518
      Decrease (increase) in prepaid expenses and other
       assets                                                        5,894                -         (12,859)
      Increase in deferred revenue                                  77,857                -          77,857
      Increase (decrease) in accounts payable and other
       current liabilities                                         (44,332)         264,091         748,103
NET CASH USED IN OPERATING ACTIVITIES                             (197,470)        (317,915)     (3,465,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    -          (13,852)       (761,364)
  Proceeds from disposal of property and equipment                       -                -          10,100
  Net bankruptcy adjustment                                              -                -         511,274
NET CASH USED IN INVESTING ACTIVITIES                                    -          (13,852)       (239,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                 -          271,000       1,486,949
  Collections from stock subscriptions                                   -                -         836,960
  Proceeds from settlement with Tampa Bay Financial                      -                -          34,200
  Advances from Tampa Bay Financial, net                                 -           52,200         384,581
  Principal payments on capital lease obligation                   (21,442)         (29,002)       (148,619)
  Proceeds from borrowings under related party notes payable       225,388          150,000       1,480,767
  Repayments of notes payable                                            -                -        (350,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES                          203,946          444,198       3,724,038

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                       6,476          112,431          18,256

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                          11,780           42,992               -

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    18,256      $   155,423     $    18,256
                                                               ============     ============    ============
_____________________________________________________________________________________________________________

                                                            (continued on page 7)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

_____________________________________________________________________________________________________________

                                                                                               For the Period
                                                                  For the        For the         December 10,
                                                                    Three          Three             1998
                                                                 Months Ended   Months Ended     to March 31,
                                                                March 31, 2003  March 31, 2002       2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                              $         -      $         -     $         -
                                                               ============     ============    ============

Interest paid                                                  $     2,300      $     6,296     $    55,600
                                                               ============     ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint genomics, Inc. (Florida)                           $         -      $         -     $ 1,000,000
                                                               ============     ============    ============

Loss on long-term investments                                  $         -      $         -     $  (222,443)
                                                               ============     ============    ============

Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                     $         -      $         -     $ 2,000,000
                                                               ============     ============    ============

Common stock issued for satisfaction of  related party
notes payable                                                  $   496,855      $         -     $ 1,006,013
                                                               ============     ============    ============

Common stock issued for satisfaction of accrued expenses       $    78,263      $         -     $    78,263
                                                               ============     ============    ============

Dividends paid in stock of Heroes, Inc.                        $         -      $         -     $(1,988,228)
                                                               ============     ============    ============

Common stock arising from reorganization/court order
  arising from conversion of claim to stock                    $         -      $         -     $(2,905,000)
                                                               ============     ============    ============

Conversion of Tampa Bay Financial advance to stock             $         -      $         -     $   453,331
                                                               ============     ============    ============

Equipment leased  under capital lease                          $         -      $         -     $   248,712
                                                               ============     ============    ============

Deferred compensation on grants of stock options               $         -      $         -     $   925,350
                                                               ============     ============    ============

_____________________________________________________________________________________________________________

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

Reclassifications

Certain amounts in the December 31, 2002 balance sheet have been reclassified to conform with the March 31, 2003 balance sheet presentation.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2002 and for the years ended December
31, 2002 and 2001 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders'
deficiencies of approximately $1,239,000 and $876,200 at March 31, 2003, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through private equity. We expect to seek additional funding through private or public equity, as well as continuing to pursue various licensing agreements. In this regard, beginning
August 29, 2002, two of our shareholders agreed to lend us up to a total of
$500,000 each in total quarterly installments of $250,000 to assist with our cash flow needs (of which approximately $783,000 has been infused through March
31, 2003). In addition, as discussed at Note E, subsequent to March 31, 2003, we engaged an investment-banking firm to assist us in raising public and private debt and/or equity. Finally, we continue to have some success in running scientific tests that are generating operating revenues. However, there can be no assurance that we will continue to be successful in generating operating revenues from our products and/or that we will be successful in raising sufficient debt and/or equity capital to sustain our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - EQUITY TRANSACTIONS

In January 2003, we issued 29,000,000 shares of our common stock as consideration for the following:

o Conversion of related party notes payable under funding agreement   $496,855
o Satisfaction of various accrued expenses                            $ 78,263

Because the shares were issued at a price less than the value at which our stock was trading on the date of issuance, we recorded approximately $252,400 and
$42,500 of non-cash interest and consulting expenses, respectively as a result of the above transactions.

Funding Agreement

In October 2002 two of our shareholders (one of whom is our Chief Science
Officer) agreed to loan us up to $500,000 each during the period August 29, 2002 to December 31, 2003. At December 31, 2002, our notes payable to these shareholders approximated $746,200; approximately $557,000 of which was lent to us under the current funding agreement. The maturity date on these loans, including accrued interest at 8%, is December 31, 2003, provided that if we are unable to pay the loans and accrued interest, the lenders' only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued in satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price of our stock is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share. Prior to the aforementioned maturity date of December 31, 2003, in January 2003, we elected to satisfy $496,855 of the related party notes plus accrued interest of approximately $12,000 through the issuance of shares of our common stock as discussed above. If we are required to continue to liquidate the indebtedness using discounted stock, then we will be required to record additional interest expense arising from the difference between the fair value and issuance price of our stock.

In November 2002, we engaged a former director to provide us with consulting services valued at $25,000 per month (payable in shares of our common stock) for a period of four months. As of December 31, 2002, we had recognized $50,000 of consulting expenses under this arrangement, and in January 2003, we issued
2,780,868 shares of our common stock as consideration for such liability (as noted above, because the shares were issued at a price less than the fair market value of our stock on the date of issuance, we recorded additional consulting expenses in 2003). As consideration for services provided in 2003, we also anticipate that we will issue shares to this person at a price less than the fair value of our common stock; accordingly we have estimated and recorded our first quarter expense to be approximately $100,000 under this arrangement.

NOTE D - OTHER RELATED PARTY TRANSACTION

Operating leases

We rent our operating facility from Pacific Atlantic Corporation, a related entity controlled by one of our shareholders, under a ten-year operating lease agreement expiring in October 2010 and requiring monthly rent of approximately
$5,300 (plus sales taxes and annual increases in the Consumer Price Index). In addition, the lease requires us to pay utilities and various other occupancy related expenses. During the three months ending March 31, 2003 and 2002, rent expense was approximately $16,700 and $16,000, respectively.

NOTE E - SUBSEQUENT EVENT

In April 2003, we engaged an investment-banking firm to assist us in our long-term financial planning efforts, including our efforts to raise debt and/or equity capital. Pursuant to the agreement, we have granted this firm, for a period of twelve months, exclusive authorization to act as our agent (on a best efforts basis) in substantially all of our investment banking activities, which may include efforts to place various securities (potentially through private and/or public transactions), and to assist us in obtaining grant money from various governmental entities. As consideration for such services, we have agreed to compensate this entity as follows:

o A non-refundable retainer, payable in warrants to purchase stock of our Company valued at $80,000

o A transaction fee equal to the greater of $165,000 or 6% of the aggregate dollar value of the "Aggregate Consideration" paid by investors (provided however that if the total raised is less than
  $1,000,000, then the fee shall be 16.5% of the amount raised).

                                       10

o Warrants to purchase (at a nominal price) shares of our common stock having a value equal to 4% of the "Aggregate Consideration" paid by investors.

o Upon the receipt of any grant money, warrants to purchase (at a nominal price) such number of shares of our common stock having a value of $35,000.

In addition, we have agreed to compensate this entity for any merger and acquisition services provided . In addition to billings on a time and expense basis, this compensation shall include a "Success fee" equal to a percentage of any "Transaction Value."

_______________________________________________________________________________

                                       11

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with the balance  sheets as of December  31,  2002 and March 31,  2003 and the  financial statements as of and for the three months ended March 31, 2003 and 2002 included with this Form 10-QSB.

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

Three months ended March 31, 2003 vs. three months ended March 31, 2002

During the three  months  ended March 31, 2003 and 2002,  respectively  revenues were $75,207,  and $72,466.  These  revenues arise from a decision to supplement our cash flow by using our facilities to provide certain  commercial  genotyping and  contract  sequencing  services  to select  customers.  In  addition  to the revenues  recognized in the accompanying  statement of operations,  we also have recorded  deferred  revenues  of  approximately  $90,000  as of March  31,  2003
(because the testing was not complete as of March 31, 2003).  These amounts will be recognized as revenue in the second quarter of 2003. We believe the increased interest in our products is a result of certain media  exposure that we received during the first quarter of 2003. For the same periods,  cost of sales increased from  $34,031 in 2002 to $36,128 in 2003.  Because of the small sales volume and its dependence on the type of testing  conducted in a particular  period,  these results  are not  indicative  of the  margins  that we  expect  to attain if our long-term goals are achieved.

During both of the quarters ended March 31, 2003 and 2002, the largest component of our operating expenses was research and development, which consists primarily of laboratory  supplies,  equipment  rental,  facilities and  employment-related costs. These costs decreased from $589,310 in 2003 to $391,011.  The decrease of
$282,899  resulted  primarily from a reduction in lab supplies of  approximately
$198,700  reduction in lab supplies  and a decline of  approximately  $50,000 in personnel related expenses

In addition,  we incurred general and  administrative  expenses of approximately
$81,000 and $91,500 during the  respective  three- month periods ended March 31,
2003 and 2002. As expected,  these expenses (which  resulted  primarily from (i)
accounting  and other fees  associated  with  preparing  the  audited  financial
statements  and  other  regulatory  compliance   activities,   (ii)  legal  fees
associated  with our patent and  immigration  activities and  preparation of our securities  law  filings,  and  (iii)  administrative  and  other  salaries  and expenses), remained relatively stable.

Future Periods

Management expects that personnel costs will increase  substantially through the end of 2003 and in  future  years as we expand  our  research  efforts.  We also expect most of our other operating expenses to grow with time and expansion.  We anticipate  that we will  increase  consumable  expenses due to a ramp-up in our data production capabilities, and that we will also require testing to establish the efficacy of our products as current research and development  matures and as our products are exposed to the marketplace through our own efforts and those of our licensees.  Management expects to see the results of these efforts beginning in 2004.

Liquidity and Capital Resources

General

During the  respective  quarters  ended March 31, 2003 and 2002, we used cash to fund our  operating  and  investing  activities  of  approximately  $197,500 and
$331,800.  These cash shortfalls were financed  primarily  through related party funding and sales of common stock.

Based upon our  current  plans,  and because we do not expect our cash flow from operations  to be  sufficient  to cover  costs of  operations  in the  immediate future,  we anticipate  that we will need to seek additional  financing.  We are pursuing entering into license  agreements with entities for the distribution of our  products.  Pursuit  of  licensing  relationships  is in its  early  stages, however,  and it is difficult to predict what revenue stream,  if any, they will generate.

In  addition,  we will  attempt  to raise  capital  by  borrowing,  but with the exception of certain shareholders,  no lender has issued a binding commitment to
us. We have  engaged an  investment  banking firm to assist us in our efforts to raise debt and/or  equity  capital in 2003.,  however  there can be no assurance that we will be successful in continuing to raise the capital we need to sustain our operations.

Capital Expenditures

At present, we do not anticipate a need to make significant capital expenditures in the coming year.

Staffing

We plan to increase our work force. Currently, we have nine full-time employees.
We plan to add  personnel  as  operations  and  cash  flows  warrant  (including personnel in the accounting,  administrative and investor relations areas). Upon development  of the products,  our  marketing  plan does not call for building a sales force to sell to end-users. Rather, we intend to license the technology to market segment  leaders with existing sales forces.  We will train our partners'
sales forces to sell our products and to provide technical assistance.

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

                                     PART II

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities.

         Issuance of Unregistered Securities -

          In the  first  quarter  of 2003,  we issued  29,000,000  shares of our
          common  stock.  These  shares  were  issued  to  four   "sophisticated
          investors"   in   transactions   that  we  believe  were  exempt  from
          registration  under Rule 506  promulgated  under the Securities Act of
          1933. The offerings were not underwritten.

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

          In March 2003,  at a special  meeting of  shareholders,  the Company's shareholders  approved an increase in the number of authorized  shares of the Company's  common stock from 500,000,000 to  1,500,000,000.  At the  meeting,  420,501,708  shares  voted in  favor  of the  proposal,
          9,076,564 shares opposed it, and 1,228463 shares abstained.

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

                                                  DNAPrint genomics, Inc.

                                                  By:/s/ Richard Gabriel. CEO and
                                                     Principal Financial Officer
                                                     Date:  May 20, 2003

CERTIFICATION

I, Richard Gabriel, certify that:

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
     (ii) Evaluated the  effectiveness of the issuer's  disclosure  controls and procedures as of March 31, 2003; and
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

Date: May 20, 2003

/S/Richard Gabriel

Richard Gabriel
Chief Executive Officer and Principal Financial Officer