Form 10QSB/A
period 2003-03-31
DNAPRINT GENOMICS INC
filed 2003-05-21
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB/A

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

During both of the quarters ended March 31, 2003 and 2002, the largest component of our operating expenses was research and development, which consists primarily of laboratory supplies, equipment rental, facilities and employment-related costs. These costs decreased from $589,310 in 2002 to $391,011 in 2003. The decrease of $198,299 resulted primarily from a reduction in lab supplies of approximately $198,700.

In addition, we incurred general and administrative expenses of approximately
$91,000 and $91,500 during the respective three- month periods ended March 31,
2003 and 2002. As expected, these expenses (which resulted primarily from (i)

                                       12

accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and preparation of our securities law filings, and (iii) administrative and other salaries and expenses), remained relatively stable.

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

                                       13

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

Item 3. Defaults upon Senior Securities.

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.

        In March 2003, at a special meeting of shareholders, the Company's shareholders approved an increase in the number of authorized shares of the Company's common stock from 500,000,000 to 1,500,000,000. At the meeting, 420,501,708 shares voted in favor of the proposal,
        9,076,564 shares opposed it, and 1,228,463 shares abstained.

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