Form 10QSB
period 2003-06-30
DNAPRINT GENOMICS INC
filed 2003-08-15
CIK 1127354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                  For the quarterly period ended June 30, 2003.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

                         Commission File Number: 0-31905

                             DNAPrint genomics, Inc.
               (Exact name of registrant as specified in charter)

            Utah                                         59-2780520
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     900 Cocoanut Avenue, Sarasota, FL 34236

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003

                                   498,360,067

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets as of June 30, 2003 and
        December 31, 2002.................................................... 4

        Consolidated Statements of Operations for the three and
        six months ended June 30, 2003 and 2002, and the period
        December 10, 1998 (date of inception) to June 30, 2003............... 5

        Consolidated Statements of Cash Flows for the three and
        six months ended June 30, 2003 and 2002, and the period
        December 10, 1998 (date of inception) to June 30, 2003............... 6

        Notes to Consolidated Financial Statements........................... 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 12

Item 3  Controls and Procedures.............................................. 13

PART II.OTHER INFORMATION

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

                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________

                                                  June 30, 2003     December 31,
                                                   (Unaudited)          2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $     401,589      $     11,780
Receivables - trade                                     35,341             9,611
Prepaid expenses                                        10,593            13,753
      Total current assets                             447,523            35,144

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation and amortization of
    $245,347 and $195,687, respectively)               332,927           382,587

OTHER ASSETS                                             5,000             5,000

TOTAL                                            $     785,450      $    422,731
                                                 ==============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and other liabilities           $   3,286,784      $    646,616
Deferred revenue                                        48,154            13,060
Notes  payable to related party                        503,523           746,222
Capital lease obligation                                95,819           121,535
      Total current liabilities                      3,934,280         1,527,433

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000
   shares authorized; -0- shares issued
   and outstanding                                           -                 -
Common stock, $.01 par value, 1,500,000,000
   shares authorized; 498,360,067 and
   451,366,213 shares issued and outstanding,
   respectively                                      4,983,601         4,513,662
Common stock subscribed                                956,028                 -
Additional paid-in capital                          14,557,968        11,083,062
Deferred stock issue costs                             (11,109)                -
Deferred stock compensation                         (3,515,670)         (436,126)
Deficit incurred prior to development stage         (7,427,422)       (7,427,422)
Deficit accumulated during the development stage   (12,692,226)       (8,837,878)
      Total stockholders' deficit                   (3,148,830)       (1,104,702)

TOTAL                                            $     785,450      $    422,731
                                                 ==============     =============

________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
__________________________________________________________________________________________________________________

                                             For the        For the      For the      For the
                                               Six-           Six-        Three-       Three-      For the Period
                                              Months         Months       Months       Months        December 10,
                                              Ended          Ended        Ended        Ended           1998
                                             June 30,       June 30,     June 30,     June 30,       to June 30,
                                               2003           2002         2003         2002            2003

REVENUES                                 $    330,442    $    115,159   $   255,235  $    42,693    $     601,380

COST OF REVENUES                              132,340          61,002        96,212       26,971          305,216

Gross Profit                                  198,102          54,157       159,023       15,722          296,164

OTHER OPERATING EXPENSES:
Research and development                    2,126,803       1,099,382     1,735,792      510,072        6,557,069
General and administrative                  1,149,393         252,762     1,058,381      161,273        3,140,423
  Total operating expenses                  3,276,196       1,352,144     2,794,173      671,345        9,697,492

LOSS FROM OPERATIONS                       (3,078,094)     (1,297,987)   (2,635,150)    (655,623)      (9,401,328)

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences                                                                      353,090
Loss on disposal of investments                     -               -             -            -         (349,006)
Stock based settlement expense                (90,510)              -       (90,510)           -          (90,510)
Other expense                                       -          (7,810)            -            -          (46,770)
Interest expense                             (685,744)       (421,191)     (430,661)    (414,894)      (1,169,474)

  Total other income (expense) - net         (776,254)       (429,001)     (521,171)    (414,894)      (1,302,670)

NET LOSS                                 $ (3,854,348)   $ (1,726,988)  $(3,156,321) $(1,070,517)   $ (10,703,998)
                                         =============   =============  ============ ============   ==============

NET LOSS PER SHARE - Basic and Diluted   $      (0.01)   $      (0.00)  $     (0.01) $     (0.00)
                                         =============   =============  ============ ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and Diluted                         482,842,400     434,513,000   485,291,400  437,430,900
                                         =============   =============  ============ ============
__________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
_______________________________________________________________________________________________________________

                                                               For the Six-    For the Six-    For the Period
                                                                  Months         Months         December 10,
                                                                  Ended           Ended           1998 to
                                                              June 30, 2003   June 30, 2002    June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (3,854,348)  $  (1,726,988)   $  (10,703,998)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                                     49,660          91,435           412,937
  Provision for bad debts                                                -               -            13,488
  Impairment of assets                                                   -               -           254,434
  Loss on disposal of investments                                        -               -            11,772
  Loss on disposal of property and equipment                             -               -             5,039
  Amortization of deferred stock compensation                      113,000          95,396           602,224
  Common stock issued for interest expense on
      related party notes payable                                  643,401         407,323         1,050,727
  Common stock issued for reorganization/court
      order                                                              -               -           343,000
  Common stock issued for services and other interest              782,592           6,000         1,372,006
  Common stock issued for bankruptcy
      settlement                                                         -               -            28,080
  Stock based compensation                                       1,084,781               -         1,084,781
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                   (25,730)        (22,832)          276,862
      Increase in prepaid expenses other assets                      3,160               -           (15,593)
      Increase in accounts payable and  other current
       liabilities                                                 821,177         361,808         1,613,612
NET CASH USED IN OPERATING ACTIVITIES                             (382,307)       (787,858)       (3,650,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    -         (16,454)         (761,364)
  Proceeds from disposal of property and equipment                       -               -            10,100
  Net bankruptcy adjustment                                              -               -           511,274
NET CASH USED IN INVESTING ACTIVITIES                                    -         (16,454)         (239,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           554,788         271,000         2,041,737
  Stock issuance costs                                             (11,109)              -           (11,109)
  Collections from stock subscriptions                                   -               -           836,960
  Advances from Tampa Bay Financial, net                                 -          52,200           384,581
  Proceeds from settlement with Tampa Bay Financial                      -               -            34,200
  Principal payments on capital lease obligation                   (25,716)        (58,915)         (152,893)
  Proceeds from notes payable related party                        254,153         536,895         1,509,532
  Repayments of notes payable                                            -               -          (350,800)

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                      772,116         801,180         4,292,208

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                     389,809          (3,132)          401,589

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      11,780          42,992                 -

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    401,589   $      39,860    $      401,589
                                                              =============  ==============   ===============
_______________________________________________________________________________________________________________

                                                           (continued on page 7)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
_______________________________________________________________________________________________________________

                                                                                              For the Period
                                                               For the Six-    For the Six-    December 10,
                                                               Months Ended    Months Ended      1998 to
                                                              June 30, 2003   June 30, 2002   June 30, 2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                             $          -   $           -    $            -
                                                              =============  ==============   ===============

Interest paid                                                 $     56,934   $      13,864    $      110,234
                                                              =============  ==============   ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint genomics, Inc. (Florida)                          $          -   $           -    $    1,000,000

Unrealized gain (loss) on long-term investments               $          -   $           -    $     (222,443)

Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                    $          -   $           -    $    2,000,000

Common stock issued for related party notes payable           $    496,855   $     509,158    $    1,006,013

Dividends paid in stock of Heroes, Inc.                       $          -   $           -    $   (1,988,228)

Common stock arising from reorganization/court order
  arising from conversion of claim to stock                   $          -   $           -    $   (2,905,500)

Conversion of Tampa Bay Financial advance to stock            $          -   $           -    $      453,331

Equipment leased  under capital lease                         $          -   $           -    $      248,712

Deferred compensation on grants of stock options              $          -   $           -    $      925,350

Interest accrued on Tampa Bay Financial  stock
subscription                                                  $     90,510   $           -    $       90,510

Deferred  stock based compensation costs                      $  1,807,969   $           -    $    1,807,969

_______________________________________________________________________________________________________________

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

Because research and development remains our primary focus, we are considered to be in the development stage as defined in Financial Accounting Standards Board
Statement No. 7. Accordingly, some of our accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include the accrual, and related compensation and/or deferred compensation, for federal and state income taxes that we have agreed to pay for various executives on stock grants (see Notes C and D). It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Reclassifications

Certain amounts in the December 31, 2002 balance sheet have been reclassified to conform with the June 30, 2003 balance sheet presentation.

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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders'
deficiencies of approximately $3,486,757 and $3,148,830 at June 30, 2003, and
will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through private equity, and during the second quarter of 2003, we have continued to sell shares of our common stock privately.

Beginning August 29, 2002, two of our shareholders agreed to lend us up to a total of $500,000 each in total quarterly installments of $250,000 to assist with our cash flow needs (of which approximately $795,000 has been infused through June 30, 2003). In addition, as discussed at Note D, we have engaged an investment-banking firm to assist us in raising public and private debt and/or equity.

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

NOTE C - CERTAIN EQUITY TRANSACTIONS

Funding Agreement

At June 30, 2003, our notes payable to shareholders approximated $504,000;
substantially all of which was lent to us under the funding agreement discussed in Note B above. The maturity date on these loans, including accrued interest at
8%, is December 31, 2003, provided that if we are unable to pay the loans and accrued interest, the lenders' only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued in satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above;
alternatively if the weighted average price of our stock is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share. Prior to the aforementioned maturity date of December 31, 2003, in January and July 2003, we elected to satisfy approximately $509,000 and $379,000, respectively of the related party notes and accrued interest and as satisfaction for same we issued approximately 25,375,000 and 10,803,000 shares of our common stock. Because the issuance price was less than the fair market value of our shares at the time of issuance, we recognized interest expense of approximately $255,000 and $379,000, respectively as a result of these transactions. While we currently anticipate having the funds to satisfy these remaining indebtedness at its maturity, if we are required to continue to liquidate the indebtedness using discounted stock, then we will be required to record additional interest expense arising from the difference between the fair value and issuance price of our stock.

Agreement with Former Director

In November 2002, we engaged a former director to provide us with consulting services valued at $25,000 per month (payable in shares of our common stock) for a period of four months. As of December 31, 2002, we had recognized $50,000 of consulting expenses under this arrangement, and in January 2003, we issued
2,780,868 shares of our common stock as consideration for such liability
(because the shares were issued at a price less than the fair market value of our stock on the date of issuance, we recorded additional consulting expenses in
2003). As consideration for services provided in 2003, we have agreed to pay this director approximately $110,000 and such amount has been included in consulting fees and other liabilities in the accompanying financial statements.

Agreement with Tampa Bay Financial, Inc.

During the six months ended June 30, 2003, Tampa Bay Financial, Inc. exercised an option to purchase 4,763,662 shares of our common stock at a price of $.05 per share. Because the fair market value of our stock was $.069 at the date they exercised their option, we have recognized approximately $90,000 of expense during the second quarter of 2003. This amount has been reflected as a settlement expense as this option was granted to Tampa Bay Financial in connection with the termination of their funding agreement. In accordance with the terms of this agreement, Tampa Bay Financial retains the rights to purchase an additional 14,786,018 shares of our common stock at a price of $.05 per share at any time through February 2005. These shares remain in escrow pursuant to such agreement.

Stock Award

In addition to the above, we previously had an agreement to award 30,000,000 shares of our common stock to our Chief Science Officer when certain performance measures were met. At December 31, 2002 and March 31, 2003, it was not probable that the shares would ever be issued and accordingly no stock based compensation was recorded through such date. During the second quarter of 2003, we approved the immediate vesting of these shares, and in addition agreed to pay the related federal and state income taxes that this officer will incur as a result of these stock grants. As a result, we have recognized approximately
$1,334,000 of stock based compensation in the second quarter of June 2003.

Agreement with Investment Banking Firm

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

        o Warrants to purchase (at a nominal price) f shares of our common stock having a value equal to 4% of the "Aggregate Consideration" paid by investors.

        o Upon the receipt of any grant money, warrants to purchase (at a nominal price) such number of shares of our common stock having a value of $35,000.

In addition, we have agreed to compensate this entity for any merger and acquisition services provided. In addition to billings on a time and expense basis, this compensation shall include a "Success fee" equal to a percentage of any "Transaction Value."

NOTE D - COMMITMENTS

In May 2003, we entered one-year employment agreements with three of our officers. As consideration for their services, we have agreed to issue, at no cost to the executives, a total of 75,000,000 shares of our common stock, and to pay the related federal and state income taxes they will incur as a result of these stock grants. We have estimated that total compensation expense under these agreements will approximate $3,650,000 over the term of the employment agreements, and have recognized approximately $456,000 of stock based compensation expense (based on the amount of service provided through June 30,
2003) during the second quarter of 2003. The difference between such amounts has been included in deferred compensation and will be amortized to stock based compensation expense over the remaining terms of the agreements.

On June 1, 2003, our lease with Pacific Atlantic Corporation, a related entity controlled by one of our stockholders, was terminated, and we simultaneously entered a new two-year lease with such stockholder. The new lease requires monthly rent of approximately $5,400 and allows us to extend the lease term for five years at the same rental rate. In addition, the new lease maintains the requirement for us to pay utilities, property taxes and various other occupancy related expenses. During the six months ending June 30, 2003 and 2002, rent expense was approximately $33,500 and $32,000, respectively.

________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2002 and June 30, 2003 and the financial statements as of and for the six months ended June 30, 2003 and 2002 included with this Form 10-QSB.

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

Results of Operations

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in generation of significant revenues. To date, management's efforts have focused on developing licensing relationships, and more recently, to increase sales volumes in certain target market areas. We will continue to support and conduct research and development as it is a vital component of our overall strategy for continued growth. We also conduct research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are convinced of the viability of our technology, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background.

Six months ended June 30, 2003 vs. six months ended June 30, 2002

During the six months ended June 30, 2003 and 2002, revenues were $330,442, and
$115,159, respectively. These revenues arise from providing commercial genotyping and contract sequencing services to select customers and from sales of our genealogy product, Ancestry byDNA. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $48,154 as of June 30, 2003. Deferred revenue resulted from some Ancestry byDNA client testing that was not complete as of June 30,
2003. These amounts will be recognized as revenue in the third quarter of 2003.
We believe the increased interest in our products is a result of certain media exposure that we received during both the first and second quarter of 2003. For the same periods, cost of sales increased from $61,002 in 2002 to $132,340 in
2003. Because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved.

During both of the periods ended June 30, 2003 and 2002, the largest component of our operating expenses was research and development, which consists primarily of laboratory supplies, equipment rental, facilities and employment-related costs. These costs increased from $1,099,382 in June 2002 to $2,126,803 in June
2003. The increase of $1,027,421 resulted primarily from the stock based compensation received by our chief scientific officer in return for his services to us.

In addition, we incurred general and administrative expenses of approximately
$1,149,393 and $252,762 during the respective six month periods ended June 30,
2003 and 2002. These expenses in general result from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and preparation of our securities law filings, and (iii)
administrative, consulting and other salaries and expenses). The increase in salary expense this period is

primarily a result of the stock based compensation received by our three top executives in return for their services to us.

In addition, during the six months ended June 30, 2003 we recognized approximately
$686,000 of interest expense.  Substantially all of this amount arises from the difference between the fair market value of our shares and the price at which we satisfied certain related party indebtedness with our common shares.

Future Periods

Management expects that personnel costs will increase through the end of 2003 and in future years as we expand our research and sales efforts, our operating expenses and personnel costs will grow commensurate with time and expansion. We anticipate that consumable expenses will also increase as our sales and research and development efforts expand. We will also require further testing of our products and product concepts to establish their efficacy.

Liquidity and Capital Resources

General

During the six months ended June 30, 2003 and 2002, we used cash to fund our operating and investing activities of approximately $382,000 and $788,000. These cash shortfalls were financed primarily through private sales of common stock and from related party funding.

Based upon our current plans, and because we do not expect our cash flow from operations to be sufficient to cover costs of operations in the immediate future, we anticipate that we will need to seek additional financing.

We have engaged an investment banking firm to assist us in our efforts to raise debt and/or equity capital in 2003, however there can be no assurance that we will be successful in continuing to raise the capital we need to sustain our operations.

Capital Expenditures

At present, we do not anticipate a need to make significant capital expenditures for the remainder of this year.

Staffing

We do plan to increase our work force as operations and cash flow warrant.
Currently, we have seven full-time employees. When we are able, we plan to add personnel in the sales and marketing, scientific, accounting, administrative and investor relations areas.

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

                                     PART II

Item 1. Legal Proceedings.

        NONE

Item 2. Changes in Securities

        Issuance of Unregistered Securities-

        In the second quarter of 2003, we issued 3,778,170 shares of our common stock. These shares were issued to three "sophisticated investors" in transactions that we believe were exempt from registration under Rule 506 promulgated under the Securities Act of
        1933. The offerings were not underwritten.

Item 3. Defaults upon Senior Securities.

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.

        NONE

Item 5. Other Information.

        NONE

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

                10.1 Employment Agreement with Richard Gabriel

                10.2 Employment Agreement with Monica Tamborini

                10.3 Employment Agreement with Hector Gomez

                10.4 Luchese Conversion Agreement

                31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                     Officer, Richard Gabriel

                31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                     Officer, Monica Tamborini

                32.1 Section 1350 Certification, Richard Gabriel

                32.2 Section 1350 Certification, Monica Tamborini

        (b) Reports on Form 8-K.

            NONE

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DNAPrint genomics, Inc.

                                                By: /s/ Richard Gabriel.
                                                    President and CEO
                                                    Date: August 14, 2003

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                 Title                         Date

/s/ Richard Gabriel       President and Chief           August 14, 2003
Richard Gabriel           Executive Officer

/s/ Monica Tamborini      Chief Financial Officer       August 14, 2003
Monica Tamborini

