Form 10QSB
period 2003-09-30
DNAPRINT GENOMICS INC
filed 2003-11-14
CIK 1127354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from to .

Commission File Number: 0-31905

DNAPrint genomics, Inc.

(Exact name of registrant as specified in charter)

Utah	59-2780520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Cocoanut Avenue, Sarasota, FL 34236

(Address of principal executive offices)

(941) 366-3400

(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2003

520,593,914

      Transitional Small Business Disclosure Format:

YES ☐   NO ☒

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

INDEX TO FORM 10-QSB

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and the period December 10, 1998 (date of inception) to September 30, 2003	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and the period December 10, 1998 (date of inception) to September 30, 2003	6
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Securities Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
	Signatures	16

PART I

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements.

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

DNAPrint genomics, Inc.
(A Developmental Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333,098	$11,780
Receivables-trade net of $2,250 for doubtful accounts	66,254	9,611
Prepaid expenses	47,360	13,753

Total current assets	446,712	35,144
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $270,756 and $195,687, respectively)	316,835	382,587
OTHER ASSETS	5,000	5,000

TOTAL	$768,548	$422,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT CURRENT LIABILITIES:
Accounts payable	$2,476,950	$433,678
Accrued Expenses	446,503	212,938
Deferred Revenue	39,816	13,060
Notes payable to related party	156,588	746,222
Capital lease obligation	89,751	121,535

Total current liabilities	3,209,608	1,527,433

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 10,000,000 shares authorized: -0-shares issued and outstanding
Common stock, $.01 par value, 1,500,000,000 shares authorized: 520,593,914 and 451,366,213 shares issued and outstanding, respectively	5,205,939	4,513,662
Common stock subscribed	754,127	—
Additional paid-in capital	15,903,365	11,083,062
Deferred stock issue costs	(22,809)	—
Deferred stock compensation	(2,547,015)	(436,126)
Deficit incurred prior to development stage	(7,427,422)	(7,427,422)
Deficit accumulated during the development stage	(14,307,245)	(8,837,878)

Total stockholders’ deficit	(2,441,060)	(1,104,702)

TOTAL	$768,548	$422,731

See notes to consolidated financial statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine	For the Nine	For the	For the	For the Period
	Months	Months	Three Months	Three Months	December 10,
	Ended	Ended	Ended	Ended	1998 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002	2003

REVENUES	$565,084	$132,201	$234,642	$17,042	$836,022
COST OF REVENUES	249,858	70,067	117,518	9,065	422,734

Gross Profit	315,226	62,134	117,124	7,977	413,288

OTHER OPERATING EXPENSES:
Research and development	2,460,182	1,726,945	333,379	557,046	6,890,448
General and administrative	2,505,217	215,071	1,355,824	32,826	4,496,247

Total operating expenses	4,965,399	1,942,016	1,689,203	589,872	11,386,695

LOSS FROM OPERATIONS	(4,650,173)	(1,879,882)	(1,572,079)	(581,895)	(10,973,408)

OTHER INCOME (EXPENSES):
Other income				31	—
Sale of option to Orchid Biosciences	—	—	—	—	353,090
Loss on disposal of investments	—	—	—	—	(349,006)
Stock based settlement expense	(90,510)	—	1	1	(90,510)
Other expense	—	(12,849)	—	(5,039)	(46,770)
Interest expense	(728,685)	(433,366)	(42,941)	(12,207)	(1,212,415)

Total other income (expense) — net	(819,195)	(446,215)	(42,940)	(17,215)	(1,345,611)

NET LOSS	$(5,469,368)	$(2,326,097)	$(1,615,019)	$(599,110)	$(12,319,018)

NET LOSS PER SHARE — Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$

WEIGHTED AVERAGE SHARES
OUTSTANDING — Basic and Diluted	492,164,753	439,707,600	513,536,086	449,927,300

See notes to consolidated financial statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-	For the Nine-	December 10,
	Months Ended	Months Ended	1998 to
	September 30,	September 30,	September 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,469,368)	$(2,326,097)	$(12,319,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,069	137,472	438,346
Provision for bad debts	—	2,250	13,488
Impairment of assets	—	—	254,434
Loss on disposal of investments	—	—	11,772
Loss on disposal of property and equipment	—	5,039	5,039
Amortization of deferred stock compensation	169,500	202,270	658,724
Common stock issued for interest expense on related party notes payable	700,716	407,323	1,108,042
Common stock issued for reorganization/court order	—	—	343,000
Common stock issued for services and other interest	1,041,271	8,000	1,630,685
Common stock issued for bankruptcy settlement	—	—	28,080
Stock based compensation	2,702,222		2,702,222
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(56,643)	(16,552)	245,949
(Increase) decrease in prepaid expenses and other assets	(33,607)	3,930	(52,360)
Increase in accounts payable and other current liabilities	213,732	471,714	1,006,167

NET CASH USED IN OPERATING ACTIVITIES	(657,109)	(1,104,651)	(3,925,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,216)	(16,454)	(767,580)
Proceeds from disposal of property and equipment	—	10,100	10,100
Net bankruptcy adjustment	—	—	511,274

NET CASH USED IN INVESTING ACTIVITIES	(6,216)	(6,354)	(246,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	788,183	271,000	2,275,132
Stock issuance costs	(22,809)	—	(22,809)
Collections from stock subscriptions	—	—	836,960
Proceeds from settlement with Tampa Bay Financial	—	34,200	34,200
Advances from Tampa Bay Financial, net	—	50,815	384,581
Principal payments on capital lease obligation	(34,884)	(89,766)	(162,061)
Proceeds from notes payable related party	254,153	801,895	1,509,532
Repayments of notes payable	—	—	(350,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	984,643	1,068,144	4,504,735

NET INCREASE IN CASH AND CASH EQUIVALENTS	321,318	(42,861)	333,098
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,780	42,992	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$333,098	$131	$333,098

(Continued on Page 7)

See notes to consolidated financial statements

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine-		For the Nine-	For the Period
	Months		Months	December 10,
	Ended		Ended	1998 to
	September 30,		September 30,	September 30,
	2003		2002	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid		$—	$—	$—

Interest paid		$54,376	$22,782	$107,676

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscriptions receivable arising from acquisition of DNAPrint genomics, Inc. (Florida)		$—	$	$1,000,000
Stock subscription receivable	$		$25,000	$—
Unrealized gain (loss) on long-term investments		$—	$—	$(222,443)
Common stock issued for land subsequently swapped for investment in Heroes, Inc.		$—	$—	$2,000,000
Common stock issued for satisfaction of related party notes payable		$843,787	$509,158	$1,352,945
Dividends paid in stock of Heroes, Inc.	$		$—	$(1,988,228)
Common stock arising from reorganization/court order arising from conversion of claim to stock	$		$—	$(2,905,500)
Conversion of Tampa Bay Financial advance to stock	$		$—	$453,331
Equipment leased under capital lease		$3,100	$—	$251,812
Deferred compensation on grants of stock options	$		$171,800	$925,350
Deferred stock based compensation costs		$2,280,138	$	$2,280,138

See notes to consolidated financial statements

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc., which was organized for the purpose of investing in all forms of investments (“DNAP Utah”) was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation (“DNAP Florida”) through the issuance of 192,000,000 shares of its common stock. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its active subsidiary, DNAP Florida (collectively referred to as “DNAPrint genomics, Inc.” “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation

DNAPrint genomics Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA are increasing, our forensic product, DNAWitness has just been introduced in the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial introductory stage.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003. The Company continues to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for its stock-based employee compensation. During the periods ending September 30, 2003 and 2002 we did not issue any options to employees.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include the accrual and related compensation and/or deferred compensation for federal and state income taxes that we have agreed to pay for various executives on stock grants (see Notes C and D). It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Reclassifications

Certain amounts in the December 31, 2002 balance sheet have been reclassified to conform with the September 30, 2003 balance sheet presentation.

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-and nine-month periods ended September 30, 2003 and 2002, and the period December 10, 1998 through September 30, 2003, (b) the financial position at September 30, 2003, and (c) cash flows for the nine-month periods ended September 30, 2003 and 2002, and the period December 10, 1998 through September 30, 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2002. The results of operations for the nine-month period indeed September 30, 2003 are not necessarily indicative of those to be expected for the entire year.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders’ deficiencies of approximately $2,763,000 and $2,441,000 at September 30, 2003, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. To date, our operations have been funded through private equity and our continued sale of shares of our common stock privately.

Beginning August 29, 2002, two of our shareholders agreed to lend us up to a total of $500,000 each in total quarterly installments of $250,000 to assist with our cash flow needs. Since that date and as of September 30, 2003, approximately $787,500 has been loaned under the agreement and approximately $630,800 has been paid back through stock issuances, leaving a balance of approximately $156,600. We have also continued to receive contributions under various agreements that the Company has outstanding. In addition, as discussed at Note C, we have engaged an investment-banking firm to assist us in raising public and private debt and/or equity.

Finally, we continue to experience some success generating operating revenues. However, there can be no assurance that we will continue to be successful in generating operating revenues from our products and/or that we will be successful in raising sufficient debt and/or equity capital to sustain our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – CERTAIN EQUITY TRANSACTIONS

Funding Agreement

At September 30, 2003, our notes payable to shareholders approximated $156,600; all of which was lent to us under the funding agreement discussed in Note B above. The maturity date on these loans, including accrued interest at 8%, is December 31, 2003, provided that if we are unable to pay the loans and accrued interest, we will issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued in satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price of our stock is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share. While we currently anticipate having the funds to satisfy this remaining indebtedness at its maturity, if we are required to continue to liquidate the indebtedness using discounted stock, then we will be required to record additional interest expense arising from the difference between the fair value and issuance price of our stock.

In January and July 2003, prior to the aforementioned maturity date of December 31, 2003, we elected to satisfy approximately $761,300 and $783,200 respectively of the related party notes and accrued interest. As satisfaction for the same, we issued approximately 25,375,000 shares in January and 10,803,000 shares in July of our common stock. Because the issuance price was less than the fair market value of our shares at the time of issuance, we recognized interest expense of approximately $255,000 and $436,000 respectively as a result of these transactions.

Agreement with Investment Banking Firm

In April 2003, we engaged an investment-banking firm to assist us in our long-term financial planning efforts, including our efforts to raise debt and/or equity capital. Pursuant to the agreement, we have granted this firm, for a period of twelve months, exclusive authorization to act as our agent (on a best efforts basis) in substantially all of our investment banking activities, which may include efforts to place various securities (potentially through private and/or public transactions), and to assist us in obtaining grant money from various governmental entities. As consideration for such services, we have agreed to compensate this entity as follows:

•	A non-refundable retainer, payable in warrants to purchase stock of our Company valued at $80,000.

•	Upon closing of a transaction, a fee equal to the greater of $165,000 or 6% of the aggregate dollar value of the “Aggregate Consideration” paid by investors (provided however that if the total raised is less than $1,000,000, then the fee shall be 16.5% of the amount raised).

•	Upon closing of a transaction, warrants to purchase (at a nominal price) shares of our common stock having a value equal to 4% of the “Aggregate Consideration” paid by investors.

•	Upon the receipt of any grant money, warrants to purchase (at a nominal price) such number of shares of our common stock having a value of $35,000.

In addition, we have agreed to compensate this entity for any merger and acquisition services provided. In addition to billings on a time and expense basis, this compensation shall include a “Success fee” equal to a percentage of any “Transaction Value.”

At September 30, 2003 our efforts to raise debt and/or equity capital through our investment-banking firm continue.

Service Agreement

On July 14, 2003 we entered into an agreement with Sema4, Inc. dba Semaphore. In the Agreement, Semaphore agrees to provide consulting and support services for investor relations and general counsel activities. Semaphore will bill us at an agreed upon hourly rate for investor relation services and general counsel activities. Semaphore agreed to defer, until financing is completed, 60% of the general counsel fees and 50% of the investor relation fees. The deferred billing may be converted to equity at Semaphore’s choosing and at a 20% discount. The value of the stock will be based on the past fifteen day moving average prior to the date of the valuation which will be the date of the invoice. On October 14, 2003 Semaphore chose to convert deferred billing in the amount of approximately $17,000 and 412,744 shares of stock which value approximately $21,000. The discount amount of $4,000 has been recorded as an expense during the period.

Stock issued for services

During the third quarter of September 2003 we issued stock in lieu of cash payment to several service providers including legal, accounting and marketing services. The total number of shares issued in lieu of cash was approximately 411,400 at a value of approximately $25,000 which has been recorded as an expense during the period.

Consulting agreement

During the third quarter of September 2003 we issued stock under an ongoing agreement with a consultant. The Company received $200,000 in cash under the option agreement and the consultant received approximately 6,256,000 shares at a fair market value of $429,300. As a result, we have recognized approximately $229,000 in consulting expense in the third quarter of 2003.

NOTE D– COMMITMENTS

Consulting Agreement

A Consulting Agreement between Genbiomics, LLC and us was terminated on April 1, 2003. The original consulting agreement was signed on May 17, 2002 and was an agreement that we entered into for consult and advice on the development of our scientific and business plans. Since that time, two of Genbiomics members have agreed to become executives in our company and as a result the prior consulting agreement was terminated. At September 30, 2003 we owe Genbiomics LLC approximately $45,500.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “plan,” “budget, “intend,” “anticipate,” “project,” “estimate,” “expect,” “may,” “might,” “believe,” “potential,” “could,” “should,” “would” and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company’s Form 10-KSB for 2002 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Certain Factors Which May Affect the Company’s Future Performance” which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2002 and September 30, 2003 and the financial statements as of and for the nine months ended September 30, 2003 and 2002 included with this Form 10-QSB.

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

Results of Operations

Although we have been in existence for a number of years, management’s efforts to develop our business have not yet resulted in generation of significant revenues. Initially, management’s efforts focused on developing licensing relationships, and more recently, to increase sales volumes in certain target market areas. Management plans to continue to implement and refine operational procedures and controls and to seek available and attractive sources of financing for continued growth and development. We will continue to support research and development as it is a vital component of our overall strategy for growth. We will also conduct research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are convinced of the viability of our technology, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background.

Three and Nine months ended September 30, 2003 vs. three and nine months ended September 30, 2002

During the nine months ended September 30, 2003 and 2002, revenues were $565,084, and $132,201, respectively and during the three months ended September 30, 2003 and 2002, revenues were $236,642 and $17,042, respectively. These revenues arise from providing commercial genotyping and contract sequencing services to select customers and from sales of our genealogy product, ANCESTRYbyDNA. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $39,816 as of September 30, 2003. Deferred revenue resulted from some ANCESTRYbyDNA client testing that was not complete as of September 30, 2003. These amounts will be recognized as revenue in the fourth quarter of 2003. We believe the increased interest in our products is a result of certain media exposure that we have received during 2003. For the same periods, cost of sales increased from $70,067 in the nine months ended September 30, 2002 to $249,858 in the nine months ended September 30, 2003 and from $9,065 in the three months ended September 30, 2002 to $117,518 in the three months ended September 30, 2002. Because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved

For the nine month periods ended September 30, 2003 and 2002, our research and development costs were $2,460,182 and $1,726,945, respectively and in the three month periods ended September 30, 2003 and 2002, our research and development costs were $339,379 and $557,046. Our research and development costs consist primarily of laboratory supplies, equipment rental, facilities and employment-related costs. The increase in research and development expense is primarily the result of the stock based compensation expense received by our Chief Scientific Officer in return for his services to us.

In addition, we incurred general and administrative expenses of approximately $2,505,217 and $215,071 during the respective nine month periods ended September 30, 2003 and 2002 and $1,355,824 and $32,826 in the respective three month periods ended September 30, 2003 and 2002 These expenses in general are from increases in (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent and immigration activities and preparation of our securities law filings, and (iii) administrative, consulting and other salaries and expenses. The increase in salary expense the two prior quarters is primarily a result of the stock based compensation expense received by our three top executives in return for their services to us and the increase in consulting expense from our consultant exercising his options.

In addition, during the nine months ended September 30, 2003 we recognized approximately $728,700 of interest expense. Substantially all of this amount arises from the difference between the fair market value of our shares and the price at which we used in satisfying certain related party indebtedness with our common shares.

Future Periods

Management expects that personnel costs will increase through the end of 2003. In future years as we expand our research and sales efforts, our operating expenses and personnel costs will grow commensurate with time and expansion. We anticipate that consumable expenses will also increase as our sales and research and development efforts expand. We will also require further testing of our products and product concepts to establish their efficacy.

Liquidity and Capital Resources

General

During the nine months ended September 30, 2003 and 2002, we used cash to fund our operating and investing activities of approximately $663,000 and $1,111,000. These cash shortfalls were financed primarily through private sales of common stock and in earlier quarters from related party funding.

Based upon our current plans, and because we do not expect our cash flow from operations to be sufficient to cover costs of operations in the immediate future, we anticipate that we will need to seek additional financing. We have engaged an investment banking firm to assist us in our efforts to raise debt and/or equity capital in 2003; however there can be no assurance that we will be successful in continuing to raise the capital we need to sustain our operations.

Capital Expenditures

At present, without significant debt and/or equity capital, we do not anticipate a need to make significant capital expenditures for the remainder of this year.

Staffing

We do plan to increase our work force as operations and cash flow warrant. Currently, we have seven full-time employees and our executive staff of four. As sales and investment warrant, we plan to add personnel in the sales and marketing, scientific, accounting, and administrative and investor relations areas

Item 3.

Controls and Procedures

Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II

Item 1. Legal Proceedings.

On October 27, 2003, DNAPrint genomics, Inc. filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division moving for an emergency order requiring impoundment of any and all computers and associated materials of a former employee of DNAPrint. On October 28, 2003, the Circuit Court Judge granted the order. The order was carried out on the same day.

The Complaint against the former employee alleges that a former employee of DNAPrint inappropriately took confidential company materials upon his leaving the Company’s employ and that he disclosed or he threatened to disclose proprietary company information. The Complaint seeks relief for the Company through a return of all Company property and seeks a permanent injunction against further and future disclosures by the Defendant. The Complaint also asks that the Court award the Company its attorney’s fees and related costs.

Item 2. Changes in Securities

Issuance of Unregistered Securities—

In the third quarter of 2003, we issued 22,233,847 shares of our common stock. These shares were issued to five “sophisticated investors” in transactions that we believe were exempt from registration under Section 4(2) and Rule 506 promulgated under the Securities Act of 1933. The offerings were not underwritten.

Item 3. Defaults upon Senior Securities.

             NONE

Item 4. Submission of Matters to a Vote of Security Holders

             NONE

Item 5. Other Information

             NONE

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

10.30	Termination Agreement between the Company and Genbiomics LLC
10.31	Lease between Florida West Coast Construction dba Pacific Atlantic Corp and DNAPrint genomics, Inc.
10.32	Amendment to Consulting Agreement between DNAPrint genomics, Inc. and Mark Neuhaus

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Monica Tamborini
32.1	Section 1350 Certification, Richard Gabriel
32.2	Section 1350 Certification, Monica Tamborini

      (b) Reports on Form 8-K.

Form 8-K filed September 26, 2003 and amended October 3, 2003, reporting the change in certifying accountant.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNAPrint genomics, Inc.

By: /s/ Richard Gabriel

President and CEO Date: November 14, 2003

      Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Gabriel Richard Gabriel	President and Chief Executive Officer	November 14, 2003

/s/ Monica Tamborini Monica Tamborini	Chief Financial Officer	November 14, 2003