Form 10KSB
period 2003-12-31
DNAPRINT GENOMICS INC
filed 2004-03-30
CIK 1127354

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Address of principal executive offices)    (Zip Code)    (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)
Common Stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the regis-

trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year.     $709,638

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 20, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $25,418,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 20, 2004, 547,238,171.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

PART I

FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company’s ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company’s quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and the other factors.

Item 1. Description of Business.

Business Description

     DNAPrint genomics, Inc. (“we” or the “Company”) is a genomics based science company focused on the sale of unique, proprietary, genetic testing products and services. Our products are targeted toward three distinct markets: pharmacogenomics, forensics and consumer products. We currently have three products available for sale, ANCESTRYbyDNA 2.0 and 2.5, in the consumer products market and DNAWitness 2.0 in the forensic market. We have no currently available products for the pharmacogenomics market. We are currently developing products for all three markets, which are in various stages of progress. We also provide contract genotyping services to the contract service outsourcing market.

     We have established a technology platform, named ADMIXMAP, for the identification of functional human genes through the measurement of population structure. This platform of products allows us to measure population structure as it was inherited from our ancestors. We can also measure certain effects of an individual’s inherited traits in relationship to the general population of people such as Native American, East

Asian, sub-Saharan African and Indo-European and any combination of those four major population groups. We have identified characteristic markers for these population groups and they are called Ancestry Information Markers or “AIMS”. We believe we are the first to search the human genome and identify these AIMs and associate them to specific traits that can be linked to an individual. For example, an inherited trait is eye color, hair color or skin color as is the ability of an individual’s body metabolism to respond to a particular medication. By linking a drug’s measurable response in an individual to our AIMs, we are able to predict whether or not an individual may or may not respond to a medication. There are many complex mathematical formulas involved in this analysis and we plan to keep this technology and information closely guarded, patented when appropriate and to sell our products and services to consumers, physicians and law enforcement.

     Currently, we have 12 full time employees and we expect to increase our personnel in accordance with our operating plan. In addition to our full time employees, composed of scientific and production staff, sales, administrative and executive management, we outsource employees for specific services on an as needed basis. These services include additional statistical geneticists, mathematicians, and programmers, an advisory committee in medical and population genetics, and general business and administrative support.

     We continue to devote substantially all of our efforts to initiating and developing our planned principal operations. While sales of our genealogy product, ANCESTRYbyDNA, are increasing, our forensic product, DNAWitness, has just been introduced in the marketplace. Our pharmacogenomics products are still in development, and genotyping services are in the initial introductory stage.

     In addition, although we discuss distinct markets for our products, management does not manage or make decisions regarding allocation of our assets and resources or in assessing our performance based on segments. At this time, our resources, including assets and personnel, are commingled among all areas of our business.

History and Development of the Business 2001-2003

     We began with the discovery and development of our TruLine products – TruSeqTM, SNiPscanTM and TruSpinTM. We were actively engaged in human identification analysis and used our proprietary TruLine products to reduce the cost of producing a genetic profile to less than 50% of the standard price. Our strategy was to sell our proprietary reagent to geneticists at universities, hospitals and commercial laboratories working on genotyping projects. The reagent kit was designed to save researchers money in reagent costs. Companies that sold the reagents, however, made advances in their own reagents, which lowered the cost and ultimately negated the benefit of using our products. The technology was thus abandoned.

     In 2001, Dr. Tony Frudakis, our founder, teamed with other newly hired scientists to conduct research to develop new genomics products with consumer, forensic and pharmacogenomics applications. Lack of funding required a reduction in the amount of research conducted. We implemented cost cutting measures to conserve cash. In spite of these hardships; we were able to continue our research and development efforts on a reduced and limited basis throughout most of 2002 and 2003.

     During 2002, our Board of Directors began a search for new leadership. After an exhaustive and difficult search for a new CEO/President, Mr. Richard Gabriel finally agreed to accept the position without requiring immediate cash compensation. Because we did not have cash available to pay Mr. Gabriel’s salary, he agreed to enter into an employment contract for one year that granted him 30,000,000 shares of our stock in lieu of immediate cash compensation.

     As CEO /President, Mr. Gabriel agreed to seek additional executive management, particularly a Chief Financial Officer, a Chief Operating Officer and a Chief Medical Officer and to locate a firm to represent us in raising investment capital sufficient to build and sustain the business over the next 2-3 years. Mr. Gabriel and the new management team have successfully completed these goals.

     Mr. Gabriel hired our Chief Financial Officer and Chief Operating Officer, Monica Tamborini, and our Chief Medical Officer, Dr. Hector J. Gomez. In May of 2003, Mr. Gabriel also convinced Ms. Tamborini and Dr. Gomez to agree to work initially without requiring immediate cash compensation. They agreed to enter into employment contracts with us for one year in return for stock grants of 20,000,000 and 25,000,000 shares respectively.

     With executive management in place, we next developed a strategic plan to achieve our short term goal of securing financing and our longer term goals of growth and stability. Where prior management saw partnering and licensing arrangements as the way to success, new management’s view was that growth would occur with proven success. Management has emphasized demonstrating that our current products are viable, and management believes the shortest path to that goal is through concentrating our initial sales efforts on the consumer and forensic markets. While we expect pharmacogenomics products to outperform other market products in the long run, their introduction to market has a longer time horizon and requires larger investments of time, personnel and capital before they produce revenue and generate cash flow.

     Concurrently with building our new business plan, management sought investment bankers to represent us in our search for financing. In April 2003, we engaged an investment banking firm to assist us in our efforts to raise debt and/or equity capital. In December 2003, we successfully agreed to place $8,000,000 of our securities over approximately a 20 month period. Prior to completing this transaction, we had received funds from earlier private offerings. Together, these transactions gave us the critically required capital to fund our ongoing operations until our new financing was in place.

     During 2003, we continued to evolve from a research based company to a revenue generating genomic products company. Management continues to review investment opportunities for our consumer products, and the forensic and pharmacogenomics markets. Should opportunities mature, management will bring them before our Board for investment consideration. We continue to seek new products, technologies and relationships that can help build the markets and revenues we seek to capture.

The Pharmacogenomics Market

     Testing individuals to predict their genetic pre-disposition to drug response is known as pharmacogenomics. Pharmacogenomics enables physicians to tailor drug therapies (formulation and dosage) for individuals based on their genetic composition. By using predictive response genetic testing, rates of therapeutic success are increased and rates of adverse side effects are decreased.

     Historically, drugs have been developed and approved by the FDA for the overall population only. Drug discovery companies are now beginning to use pharmacogenomics technologies to develop drugs that are suitable for individuals or groups of individuals based upon their overall genetic composition. The advent of genomics and genomic based diagnostic testing has brought about the possibility of personalized medicine. In fact, over the next 10 years, the worldwide pharmaceutical market is expected to grow from $320 billion to $2 trillion. We believe the increase will be driven primarily by the flood of new drug targets identified through genomics and through the co-development of drugs and accompanying genomics response tests.

     It is anticipated that genomics spending at pharmaceutical companies will increase to a level of $13 billion by 2010 from nearly $2.5 billion in 2000. Current spending is largely concentrated in the discovery phase. By the end of the decade, however, spending in discovery and clinical development will be roughly equivalent. Analysts have suggested that over 50% of clinical trials will use genomic testing in the near future. According to Data Monitor (Reuters Business Insight Report), the global market for genomics based diagnostic products will reach $3.3 billion by 2005. The current market is valued at $1.5 billion (2002). Genome Technology Magazine predicted in July of 2002 that the DNA-based diagnostics market will grow by 50% and reach $3.7 billion in four years (2006). “The molecular diagnostics market will expand to $12 billion by 2010. About half of this ($6 billion) will be attributed to knowledge gained from genomics” according to K.K. Jain, M.D., author of ‘Molecular Diagnostics,’ a current market research report.

     In a recent release, the FDA announced that pharmaceutical and bio-pharmaceutical companies should consider genetic testing during clinical trials and for post approval drug monitoring. Pharmaceutical and bio pharmaceutical companies will need to incorporate genetic testing in their drug discovery, clinical development as well as post drug approval monitoring in the very near future.

     The FDA estimates that 2.4 million patients had adverse drug reactions in 2000, leading to the deaths of more than 125,000 patients. Adverse drug reactions represent the fourth leading cause of death in the United States. As part of the FDA’s mandate to reduce the number of deaths caused by adverse drug reactions, on January 31, 2003 the FDA released an initial statement of initiatives related to pharmacogenomics.

     Within the next 12 months there will likely be a clearer path to market for pharmacogenomic tests linked to drugs. Moreover, with greater FDA recognition of pharmacogenomics, we believe the pharmaceutical industry is likely to accelerate its rate of adoption for pharmacogenomics tests1.

     After its initial statement in January 2003, the FDA issued a more recent guideline in November 2003. Titled “Guidance for Industry Pharmacogenomic Data Submissions,” we believe this guideline offers FDA support for pharmaceutical companies developing drugs using genetic testing and genomic research for drug approvals. Under the guideline, if a genetic test is new or is not widely accepted, then its use is ‘voluntary’ to the drug’s submission. If a test is ‘validated and accepted’ then the guidelines suggest its inclusion in the submission. In both cases, our products and services can provide a valuable tool for drug development and drug discovery management. We help identify patients that might not respond favorably to a new medication, and thus eliminate those patients from the treatment or clinical trial. This testing will improve the drug’s efficacy and reduce its toxicity, increasing the drug’s chances for meeting FDA requirements and ultimate approval.

     The FDA continues to have an overriding influence in the pharmacology market and its movements. Healthcare payers and government officials, however, including Congress (on behalf of patients), are recognized forces in the market. Increasingly, pharmaceutical companies must validate a drug’s efficacy and cost effectiveness in order for it to remain on lists of approved, reimbursable drugs of healthcare payers (pharmacy benefit managers, managed care, Medicaid, Medicare, and commercial insurers). For example, Pfizer recently agreed to provide disease management, (defined as all secondary activities involved in the diagnosis, prevention and treatment of diseases, beyond primary therapeutic treatments), services to Florida Medicaid recipients in order to have its full slate of drugs on the State Medicaid program’s formulary. This deal is likely the forerunner of similar initiatives by payers and pharmaceutical companies to increase drug response rates and reduce drug costs through increased diagnostic accuracy. Using a genomics test to determine the most appropriate drug and dosage can lead to reduced health plan costs, while genomics testing can predict a patient’s drug response and minimize the high cost related to adverse drug reactions.

[1] Excerpts taken from Legg Mason equity research.

Growth Strategies for the Pharmacogenomic Market

     By leveraging our proprietary technologies, we are positioned to serve the growing compliance and operational needs of pharmaceutical companies.

     A recent article in MedAd News in June 2003 titled, “>From Blockbusters to Multibusters” highlighted the first successful use of pharmacogenomics to obtain the approval of a drug. Genetech’s Herceptin™, according to IMS Health sources, would not have made it to the market had not the company’s scientists discovered the HER-2 receptor which is found in 15-20% of the population. The overall success rate of the drug in metastatic breast cancer in combination with Taxol is just 6%. But with the HER-2 test to identify the patient, the drug’s efficacy is now 100%. Sales of the drug are projected to approach $400 million in 2003.

     This article highlights the potential explosion of pharmacogenomics and drug approval within the pharmaceutical industry. If drugs are approved faster, the current 400 drug targets that represent about $380 billion in sales could leap to 4,000 targets with sales approaching $3 trillion by 2020.

     We can, through research and development, and over time, identify the genes involved with a patient’s positive response to a drug. Once the genes have been identified, researchers are then able to find the receptors coupled to those genes; thereby providing a predictive test to determine those patients who will respond positively to the drug. In addition, we can identify the genes that are involved with the rejection of the drug and from that find the receptors coupled to those genes. Both choices open new opportunities for drug development and the treatment of existing diseases. To date, best estimates put the time somewhere between one and two years and at a cost of $500,000 to $750,000 per gene set.

     Additional benefits and future growth potential can result from:

     Enhanced Drug Marketing- By using our products and services, pharmaceutical companies may enhance the effectiveness of their marketing campaign resulting in improved profitability. The overlap of demographic segments and genetic predispositions offers a compelling opportunity for focused drug marketing. Armed with studies that indicate a drug is most effective within certain demographic segments, pharmaceutical companies can more effectively engage in target marketing.

     Expanded Drug Patent Life- There is also potential that packaging a drug with a genomic diagnostic test may extend the drug’s patent life. Pharmaceutical companies that are struggling to find replacements for their aging drugs could benefit from a patent extension. Our current technologies and services could be utilized by a pharmaceutical company to identify and develop a genomic diagnostic test. Alternatively, we could work with generic drug manufacturers and assist them in developing a genetic diagnostic test for off patent drugs. Our greatest, and possibly the most immediate, market potential is to create a testing service for physicians and patients that will allow them to determine if a particular medicine is right for the disease that has been diagnosed.

     Increased Drug Development Success Rates - By incorporating genomic variation, clinical trials can be designed to include those patients most likely to benefit from the proposed therapeutic product. The use of a genomics strategy has the potential to yield improved response rates. While the number of clinical trial participants may not be reduced, drug trial efficacy would be greatly enhanced.

     Rescue Failed Drugs - A pharmaceutical company may choose to initiate new clinical trials on drug candidates that previously failed. The failure of the earlier trial could have been because the earlier trial was conducted on a broad patient population. We could design a genetic test to predict patient response which would allow a smaller, more clearly defined group of patients to be identified for the new clinical trial; thereby enhancing the drug’s efficacy and compliance and improving the likelihood of approval within a targeted group. Approval may require a physician to use the test to determine if a patient would be within the response group prior to prescribing the drug. We believe that this strategy will lead to more drug approvals and longer product life cycles, improving the return on capital for the pharmaceutical company and increasing the use of our tests.

The Forensics Market

     Testing DNA to create a physical profile from crime scene DNA is a new market based on evolving technologies. Common hereditary traits such as skin pigmentation, eye color, hair color, earlobe attachment and height can theoretically be predicted through analysis of DNA sequences. We believe that we are the first to use DNA evidence to successfully profile crime scene DNA by predicting the donor’s continental genetic origin and linking that to our photo-database gallery, providing law enforcement officers with a general description of the donor.

     The forensic market is expected to grow to $500 million in annual sales by 2005 according to Data Monitor. There are approximately 1,200,000 reported incidents of violent crime (rape, robbery, and aggravated assault) in the U.S. each year. In the vast majority of violent crimes, DNA evidence is left at a crime scene or on a victim’s body. Of these 1.2 million reported incidents, only about 600,000 cases result in arrests. Forensic DNA tests can enable a greater degree of success in prosecuting violent criminals.

     In addition, on March 11, 2003 Attorney General John Ashcroft announced that the administration plans to commit $1 billion to DNA testing within the criminal justice system over the next five years. The money will be used to develop better genetics testing techniques, to eliminate DNA backlog of nearly 360,000 cases and to provide funds for police departments to use DNA testing more frequently in their investigations, reducing the likelihood of wrongful prosecution and imprisonment.

     There is a recent trend in the legal system to test DNA evidence left at crime scenes to confirm or invalidate the previous conviction of incarcerated defendants. Our technology could be used to screen the DNA samples and categorize them. For example, if test results shows that DNA from the crime scene belongs to a an Indo European individual and the incarcerated individual is an African American, that DNA would have priority for conventional testing because the likelihood of vindication is high. In recent years there have been more than 130 exonerations of previously convicted individuals based on DNA evidence. With the use of DNAWitnessTM, the length of wrongful incarceration for innocent individuals could be shortened, and, in some case, perhaps eliminated.

Forensic Products

DNAWitnessTM 2.0

     Law enforcement officers use this testing service to determine genetic heritage from DNA samples obtained from crime scenes, narrowing the potential DNA donor pool to a more focused group of likely donor candidates. This test reduces the cost and time needed to process potential leads and ultimately, to apprehend suspects. Current forensic DNA products in the market act like a fingerprint; they can only be used to match DNA specimens. We have the first forensic product that provides predictive or presumptive testing capability.

     Current DNAWitnessTM customers include medical examiner’s offices, special task forces, sheriffs’ departments, and district attorney’s offices and detectives from various cities. These cities include the three largest U.S. metropolitan areas: New York City, Los Angeles, and Chicago. To date, our product is being used in nearly 20 crime scene investigations and cold cases. Because of the sensitive nature and potential court proceedings associated with investigations, we can only comment on our participation in cases once law enforcement and prosecutors have approved the release of such information, usually following the arrest and incarceration of a suspect.

     Growth Strategy in Forensics

     We provide a potential suspect’s genetic heritage with DNAWitnessTM2.0. We are investigating avenues to encourage federal, state and local governments, crime laboratories and law enforcement agencies to use DNAWitnessTM to help solve cold cases, current serial killer cases and other violent crimes. We believe DNAWitnessTM could help revolutionize investigative procedures. By using DNAWitnessTM on a regular basis, witness information can be corroborated, and where no witness is present, DNAWitnessTMcan provide a “fuzzy sketch” of the donor, possibly reducing the cost of examining a large donor pool and shortening the investigation.

     Recently, we entered into a contract with the Lynn Peavey Company. Lynn Peavey Company is a well recognized and highly respected supplier of crime scene support materials to over 17,000 police and crime laboratories around the world. Our product, DNAWitnessTM 2.0, is now featured in the Lynn Peavey Company catalog. It will be available in kit form to law enforcement and crime laboratories to use whenever and wherever witnesses to a crime do not exist or require confirmation. The test kit is presumptive and provides detectives with clues to the physical description of the DNA donor from the crime scene. We also plan to work with Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitnessTM.

     We anticipate an increase in marketing and sales costs throughout 2004 as we implement our marketing and sales plan to increase product awareness. We expect to incur costs for additional sales personnel, the expenses associated with trade shows and promotions, and our planned seminars and training programs.

     Our future plans also include seeking “ASCLD” accreditation of our laboratory for forensics work tied to court testimony. Once accredited, we will also be able to offer conventional DNA testing to our clients. The current market for conventional DNA testing is approaching $600 million. Accreditation would allow us to capture a portion of this market and to offer a full range of services to our clients.

     It is our intention, over time, to broaden our forensics product line. Additional tests that we hope to add to our product line include eye and hair color, and skin shade. Other tests that we could develop in the future include bone mass, to predict body size, height, and detached and attached ear lobes.

The Consumer Products Market

     There is an established market of consumers who research their genealogy and ancestral origin. There is also a market for paternity and other tests related to family lineage. We serve both of these consumer markets through direct sales and independent distributors.

     The consumer genealogy market is fueled by a natural desire to understand our family lineage and our genetic heritage. The total world market is currently estimated at $75 million and is expected to grow 5% annually. We are one of the first companies to offer DNA tests that predict genetic heritage for this market.

Consumer Products

ANCESTRYbyDNATM 2.0

     We introduced our first product in the genealogy market in late 2002. ANCESTRYbyDNATM2.0 determines genetic heritage and is marketed to consumers interested in determining their Biogeographical Ancestry (“BGA”). We have identified DNA sequences that are more prevalent in people from one continental region or regions than another. Using complex statistical algorithms, the test can determine, with confidence, to which of the major continental regions –sub-Saharan African, Indo-European, East Asian or Native American – a person belongs, as well as the relative proportions of each.

ANCESTRYbyDNATM 2.5

     We introduced the newest version of our genealogy product line in February, 2004. ANCESTRYbyDNATM 2.5 increases the 71 marker assay of version 2.0 to 175 markers, improving accuracy over version 2.0. During its first month of production, we have sold 100 ANCESTRYbyDNATM 2.5 tests.

Growth Strategy in Consumer Products

     Without a significant investment in sales or marketing, we have generated considerable interest in ANCESTRYbyDNATM2.0. We have sold, on average, 13 ANCESTRYbyDNATM tests per day during 2003. An average of 9.5 of those test sales have come from our website and 4 tests per day from our distributors.

     Promotional efforts to date have been fruitful but sporadic. We have been featured on or in ABC’s Prime Time Thursday, the CBS Evening News with Dan Rather, The New York Times, Miami Channel 10 WPLG, UPI, US News and World Report, Popular Science Magazine, Tampa’s Fox Channel 13 News, Germany’s ZDF News Channel, The Australian Broadcasting Corporation and The Sarasota-Bradenton Herald Tribune KTTV Fox 11 in LA, ABC Tampa, Howard Stern’s radio show, PBS WEDU Sarasota, USA Today, and Dallas Morning News.

     In order to build consistent sales, we have begun to implement formal sales and marketing plans, including advertising and promotional campaigns. Implementing these plans results in increased expenses for personnel, advertising, promotion, and the collateral materials associated with these programs.

     We have entered into a license agreement with Pearl Street Software. It will provide a link within their new release of Family Tree Legends software allowing our customers to upload their ANCESTRYbyDNATM results to a secure web page. Other family members will have the ability to add their test results, too. Together, family members can “pool” their results and create and construct a genetic family tree. Beta site tests are being conducted, and we anticipate launch of the service in late 2004.

The Contract Service Outsourcing Market

     We provide universities and drug discovery companies the ability to screen for genes responsible for certain disease states and to incorporate genetic targeting in their drug discovery or disease pathology studies. The pharmaceutical and drug discovery segments of the outsourcing market continue to grow. In 1999, the US drug outsourcing market stood at $5 billion and was expected to grow to $20 billion by 2002. Actual market value for 2002 was $18 billion, slightly lower than original expectations.

     As more researchers look to genotyping as a means of studying disease progression and patients’ reaction to medications, our outsourcing opportunities should increase. We have one of approximately a dozen known Ultra High Throughput SNP machines in the world. Eight machines are solely dedicated to internal research at pharmaceutical companies and universities; one works exclusively on veterinary applications; and two are believed to be owned by Orchid, the original inventor and producer of the equipment.

Contract Genotyping

     Contract genotyping is the process of reading a genetic sequence and identifying differences in the sequence letters. For example, in comparing diseased tissue with normal tissue, we are able to see the differences in the sequence letters. This information helps researchers understand how human differences are expressed at the gene level. They can then search for and develop preventative treatment and effective therapeutic courses to alleviate disease symptoms.

     We use our laboratory capacity to provide university research laboratories and other private companies with contract genotyping services. We perform all of the work in our facilities to protect our customers’ intellectual property and trade secrets. We retain no intellectual property and do not contribute our intellectual property to this screening service.

Growth Strategy for Contract Genotyping

     We continue to pursue customers within the contract genotyping market. To date, our customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. Through this strat-

egy, we will continue to build our reputation as a reliable and cost effective supplier of high quality data using our UHT SNP machine.

Research and Development

     The primary objective of our near term research and development efforts in pharmacogenomics will be to expand our library of predictive drug response tests to include multiple therapeutic areas including commonly used FDA approved drug therapies. We currently have two pharmacogenomic tests in development, OvanomeTM and StatinomeTM. In addition, it is our goal to continue to expand, improve and broaden our current products, ANCESTRYbyDNATM and DNAWitnessTM through research and development. Although our products are diverse and address different market areas and needs, the base technology is the same. Research in one area often provides benefit to our other products. Research spending in 2001 was approximately $1.9 million and for 2002 was approximately $2.2 million, increasing to $2.7 million in 2003. We will continue to support research and development because it is a vital component of our overall strategy for sustained growth.

     OvanomeTM

     Our scientists are working on a genomic-based diagnostic tool to match ovarian cancer patients with the most suitable form and dose of chemotherapy, particularly, Taxol treated patients. Currently, cancer patients, especially women with breast and uterine cancer are treated with anti-cancer drugs whose efficacy is known in terms of population averages. In reality, individual cancer patients exhibit unpredictable and unique responses to virtually all commonly used chemotherapeutic compounds. Individual genetic differences have long been suspected to play a role in this variable drug response. For cancer patients, decisions about treatment regimes are often fateful, and second chances at treatment are usually unsuccessful. A better understanding of the relationship between genes and related chemistries and drug response can replace the current trial and error process of chemotherapy treatment. This new drug prescription strategy can help guide physicians and patients toward the optimal treatments at the outset of therapy.

     We have completed our initial phase of research and development on a test to determine genetic predisposition for response to the Taxol-Carboplatin drug combination. The Taxol-Carboplatin drug combination therapy is a treatment for breast, ovarian, prostate and other cancers. In FDA clinical trials the Taxol-Carboplatin drug combination therapy demonstrated efficacy in only 60-70% of patients. In preliminary trials, our therapeutic response tests were 95% effective in distinguishing Taxol-Carboplatin responders from non-responders.

     We had previously identified a number of SNPs and certain AIMs associated with variable Taxol/Carboplatin response in ovarian cancer patients. The markers were use-

ful for stratifying ovarian cancer patients into two groups: patients that will respond to Taxol as intended, with essentially no risk of non-response, and patients that carried a 50/50 risk of not responding. Since these results were obtained, we have expanded our screen by an additional 11,000 AIMs/SNPs, and we are still evaluating this data. After this data is evaluated and integrated with our previous data, the next step is to blindly challenge the predictive power of the markers and methods on other ovarian cancer patients that have been treated or are being treated with Taxol/Carboplatin. We intend to extend these trials to other Taxol derivatives and combinations to improve the overall market penetration of our test.

     We are identifying the next clinical group to establish a data set of patients whose test information can be reviewed by the FDA either in a filing for a 510K device application or as laboratory testing service provided to physicians. A 510K is an approval from the FDA that allows the sale of a diagnostic test in the United States. FDA’s review and approval process normally takes one to two years from the start of the clinical trials to final approval. The length of a clinical trial averages a year or more. The data obtained from the trial will form the basis for a 510K filing. Once trials are completed, the data is compiled, the report is written and finally the 510K is submitted for FDA review and approval. FDA rules regarding pharmacogenomics testing are evolving, and management believes that a 510K filing may not be required in order to perform the service. We are seeking additional guidance from the FDA on this issue.

     Initial research results will be the basis for our continued development. We must expand our studies and address other aspects of drug treatment performance that will likely be required before OvanomeTM could be used in the clinic to assist chemotherapy decisions.

     We are developing a clinical trial for OvanomeTM. We must validate our research findings further through a clinical trial in order to commercialize OvanomeTM. The trial will use our test to predict trial participants’ responses to the Taxol and Carboplatin drug therapy. Our Chief Medical Officer, Dr. Hector Gomez, will lead the clinical development process and expects to enroll 250 patients in the trial.

     Statins and Ace Inhibitors

     We are developing a test, Statinome™, for the cardiac drug market. Statins are drugs used to treat patients at increased risk of heart disease. Approximately 50% of the U.S. population is at risk of heart disease as a result of high cholesterol and related hormonal and other chemical imbalances. While Statins have demonstrated effectiveness at cholesterol reduction, reportedly decreasing incidence of heart disease by 10.3% from 1990 to 1994, adverse reactions from statins can include liver damage, kidney failure and a form of advanced muscular degeneration. Approximately 2-5% of patients must discontinue statin use due to these adverse side effects. If accepted for commercial use, we believe StatinomeTM will reduce substantially, the risks associated with adverse response.

     Our current study includes two adverse side effects associated with statins, liver and adverse muscular response. These two side effects comprise most of the side effects associated with statins. We have identified numerous markers associated with these potentially life-threatening responses. We have performed initial research in conjunction with a group of physicians to study and classify patients taking statins. The research combined liver toxicity studies with our AIMs to determine and identify patient response.

     After the liver studies, we conducted research on the second adverse side effect, adverse muscular response. We have obtained hundreds of DNA samples from individuals who have experienced adverse muscular (myopathological) response to the two statin drugs currently on the market, Lipitor and Zocor. We screened these samples at over 12,000 AIMs spread throughout the human genome. The 12,000 AIMs represents an increase of 11,000 over our original screenings.

     We will continue to evaluate the data we have already received and seek clinical patients to develop a comprehensive retrospective test. Our goals are to broaden our products’ reach across all statins, not just Lipitor and Zocor, and to evaluate all potential toxic side effects relating to AIMs/SNPs.

     In addition to statins, we are focusing on coronary diseases and cardiac disorders and the associated drugs to treat those diseases. Among the most widely used treatment protocols are a set of compounds known as ACE Inhibitors. These compounds along with other medications are used to treat cardiac patients. While statins are used to treat patients before they express a cardiac problem, ACE inhibitors are used to treat patients after they express a cardiac problem, including a heart attack or angina. ACE inhibitors show a wide range of toxicities among patient groups, and we suspect their application to a broad patient group can be stratified, providing patients a higher rate of efficacy in treatment at reduced toxicities.

     DNAWitness

     In forensics, it is our intent to offer our products as a suite that includes genetic heritage, eye and hair color tests. The tests will also be sold separately as Heritage (genetic heritage), RetinomeTM (eye color) and Retinome-HATM (hair color). Although hair and eye color remain the most challenging research areas in genomics, we have successfully predicted, with 85% accuracy, the eye color of individuals based on a donor DNA sample. Our goal is to reach an accuracy rate of 95% or higher before commercializing this test.

     We have filed a patent application for RetinomeTM, a test for the inference of eye color from DNA. The SNP based method for testing eye color is the first of its kind. The method employs complex math and human pigmentation gene SNP combinations to predict human eye color accurately and sensitively. We have been working over the past year to update the RetinomeTM panel of SNPs in order to predict eye color shade and actual eye colors with greater accuracy.

     Currently, we have the ability to determine the first three distinctions, blue, brown or some other color. Validation experiments necessary to define precise accuracy continue. If test performance is satisfactory, we will begin selling the test to the forensics community as an integrated component of the DNAWitnessTM 3.0 suite. Once we have reached this objective, our focus will turn to increasing the bands of color from 2 to 3 or 4 distinct colors.

     We are attempting to accomplish for human hair color what has been accomplished for eye color, through the development of the Retinome-HATM test. If successful, Retinome-HATM will be available as an integrated component of the DNAWitnessTM 3.0 suite. We have also begun studies to add skin shade to our expanded product line, but it will require further testing and experimentation to advance this application.

     We hope to enlist universities and other personnel to help us collect DNA samples from across the globe. We have initiated plans to expand our scientific advisory board to include other scientists who will actively contribute to our effort in increasing the number of BGA sub-categories from our current four, to as many as 20.

     ANCESTRYbyDNA

     In February 2004, we launched our 2.5 version of ANCESTRYbyDNATM, increasing accuracy and the number of markers from 71 to 175 from ANCESTRYbyDNATM 2.0. We are developing ANCESTRYbyDNATM 3.0, which will expand the resolution of ANCESTRYbyDNATM 2.5 by including the inference of population affiliations within a continent and proportionality (proportion or range of a given ancestry marker). ANCESTRYbyDNATM 2.5 can predict mixture of continental origin, but cannot predict mixtures of ancestral composition within a continent. For example, ANCESTRYbyDNATM 2.5 might indicate that someone is of Indo-European descent, while ANCESTRYbyDNATM 3.0 might indicate that someone is 60% Northern European and 20% Indo-European and 20% Middle Eastern descent. If successful, ANCESTRYbyDNATM 3.0 will provide additional accuracy and a broader application in the genealogy market.

     These added benefits will assist our other two product categories, forensics and pharmacogenomics, by broadening our abilities to identify and search for new associations in phenotype descriptors for forensics and improving our understanding of drug response across a wider population.

     We are also adding features to our product including a ‘genetic family tree’ capability that allows all family members willing to participate, to take our test and add their data to the family genetic tree. If we are able to collect enough associations, the data may help us predict the genetic profile of a deceased ancestor. Currently we are able to predict only one generation back with 70-80% statistical accuracy. This may be helpful to individuals wishing to know more about a lost parent, grandparent or great grand parent, depending upon how many generations are still living.

Patents

     We have filed claims for international and domestic patent protection. The patents will help ensure protection of our bioinformatics platforms, analytical software, genome maps and genetic classifiers in forensic, consumer products, and pharmacogenomics applications. The most significant patent applications cover the bioinformatics platforms and genome maps. Other applications describe the mathematical process of finding complex genetic information and the actual processes that find the gene variants responsible for specific complex genetic traits.

     Two of our patents, ‘Compositions...Pigmentation’ and ‘Compositions...Statin’, have entered National Phases and are pending review and we believe, approval in the U.S. and designated countries. The pigmentation patent is important because it includes the methods and compositions for determining skin shade, eye color or any other pigmentation application. Our Statin patent includes the use of method for determining a person’s ability to respond favorably to a particular Statin. We have covered all Statins and the use of our AIMs and any assay developed that might use those markers in the development of the assay.

     Additional national phases will begin for the other patents during the second quarter of 2004 and will likely run through 2005. As discoveries warrant, we will continue to apply for future additional patents. Listed below is our current patent pending applications.

Pending Patent Applications

Efficient Methods and Apparatus for High-Throughput Processing of Gene Sequence Data	US2003/0171875A1

Methods for the Identification of Genetic	US2003/0171878A1
Features for Complex Genetics Classifiers	WO 03/048318

Methods and Apparatus for use in Genetics	WO 03/048999

Classification Including Classification Tree Analysis

Methods and Apparatus for use in Complex Genetics Classification Based on Correspondence Analysis and Linear-Quadratic Analysis	WO 03/048372

Composition and Methods for the Inference	US10/156,995
Of Pigmentation Traits	PCT/US02/16789
AU2002/312112
CA2,448,569
EP02739467.5
JP2003/500216

Compositions and Methods for Inferring	US10/188,359
A Response to a Statin	PCT/US02/20847
AU2002/316485
EP02746794.3
JP2003/509083

Single Nucleotide Polymorphisms and Combinations Thereof Predictive of Paclitaxel Responsiveness in Cancer Patients	PCT/US02/38345

Compositions and Methods for Inferring	US10/644,594
Ancestry	PCT/US03/26229

Licensing and Partnering Agreements

     We have the rights to license, sell or partner our products exclusively within the United States and abroad, subject to the terms of an option with Orchid Biosciences. On October 24, 2001, we signed an Option agreement with Orchid Biosciences of Princeton NJ, a leader in high-throughput genotyping. Under the terms of the agreement, Orchid provided an up-front payment of $350,000 for the option to negotiate exclusively for a license to co-develop and/or co-commercialize certain products in the future. We will continue to negotiate agreements with universities and businesses to apply our proprietary products and resources to other product development projects.

Competition

     Our expertise finding and modeling AIMs form the cornerstone of our strategy to penetrate the consumer products, forensic and pharmacogenomics markets with our genomic testing products. We are one of the first companies to develop infrastructure for this purpose. Due to limited competition in the field of complex genomics classification to date, these market opportunities remain attractive. Other companies and researchers seeking to develop genomic classification or diagnostic products to bring to market are currently screening hundreds of thousands to millions of markers across the genome. This process is not commercially viable for many markets, due to cost.

     By developing unique genome maps, however, we allow researchers to efficiently and cost effectively discover and decipher complex, common genetic traits. Our AIMs are novel because they allow a genome screen to be accomplished with as few as 2,000 markers, making it cost effective to develop genomic based tests.

     We compete against a limited number of companies in pharmacogenomics, including Gennaissance, Seryx, Variagenics, and Genset; deCODE Genetics, Celera Genomics, Incyte Genomics, Orchid BioSciences, and Sequenom. The latter two principally offer tools and services for sequencing and scoring SNPs, while Celera and Incyte are involved primarily in creating SNP databases. DeCODE Genetics focuses on gene discovery, drug target validation, as well as pharmacogenomic analysis through use of its proprietary informatics system and its Icelandic Health Sector Database. Genset also has an interest in pharmacogenomics through its development of genomic markers using its proprietary technology platform; however, it has dedicated its resources to internal drug discovery and development in the areas of central nervous system and metabolic disorders.

Item 2. Description of Property.

     We currently lease our operating facility at 900 Cocoanut Avenue, Sarasota, Florida from JSD Sarasota LLC. This lease runs until May 31, 2005 and we have the option to renew the lease for an additional five year term. The lease requires monthly rent of approximately $5,400 (plus sales tax). The building consists of approximately 4,000 square feet of laboratory and office space.

Item 3. Legal Proceedings.

     On October 27, 2003, DNAPrint genomics, Inc. filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division moving for an emergency order requiring impoundment of any and all computers and associated materials of one of our former employees. On October 28, 2003, the Circuit Court Judge granted the order. The order was carried out on the same day.

     Our Complaint alleges that a former employee inappropriately took confidential company materials and then disclosed or threatened to disclose the information. The

Complaint seeks return of the property, a permanent injunction against further and future disclosures by the former employee, attorney’s fees and related costs.

     On December 19, 2003, the former employee filed an Answer, Affirmative Defenses, and Counterclaim with the Court generally denying the allegations of our claim. In addition, the Defendant counterclaimed and sued us for breach of an Employment Agreement, based on a purported failure to pay certain health benefits, and stock options.

     On January 9, 2004, the Court granted our Motion to Inspect, Examine and Download Information from the Impounded Computer, subject to certain limitations designed to protect the confidentiality of any information contained on the computer.

Item 4. Submission of Matters to a Vote of Security Holders.

     NONE

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock is eligible for quotation on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years.

Summary Of Quarterly High & Low Price Of Common Stock

QUARTER	HIGH BID	LOW BID
1st Quarter 2002	.089	.050
2nd Quarter 2002	.074	.051
3rd Quarter 2002	.059	.020
4th Quarter 2002	.053	.016
1st Quarter 2003	.033	.013
2nd Quarter 2003	.185	.017
3rd Quarter 2003	.096	.047
4th Quarter 2003	.083	.023

     The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the integratIR.com OTCBB web site.

     As February 20, 2004 there were 873 owners of record of our common stock.

     We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Use of Proceeds

     We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statement has commenced, and as of December 31, 2003, we had received $449,930 in proceeds associated with the offering.

     The offering relates to the issuance to La Jolla Cove Investors, Inc. (“LJCI”) of a $500,000, 8% convertible debenture with attached warrants. We pay interest on a monthly basis with a principal balloon payment due on the maturity date of November 24, 2005. Under the agreement, LJCI must convert at least 5% of the face value of the debenture, and exercise the related warrants, each calendar month.

     As of December 31, 2003, we had used approximately $317,000 of the proceeds for working capital, including payroll of approximately $49,000, lease repayment of approximately $8,700, and miscellaneous monthly payments to our vendors for materials and supplies of approximately $260,000. We intend to use the remaining net proceeds from the offering for the purchase of capital equipment and for working capital. In addition, we may use a portion of the proceeds to fund acquisitions or lease real property.

Sales of Unregistered Securities

     In the fourth quarter of 2003, we issued 1,209,980 shares of our common stock in exchange for services valued at approximately $66,104. These shares were issued to four of our consultants who are “sophisticated investors”. We believe the transactions were exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offerings were not underwritten.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

     The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2003 and the financial statements as of and for the years ended December 31, 2003 and 2002 included with this Form 10-KSB.

Summary

     Although we have been in existence for a number of years, management’s efforts to develop our business have not yet resulted in the generation of significant revenues. Initially, management’s efforts focused on developing licensing relationships from our research and development. More recently, new management has chosen to focus on increasing sales volume in the consumer market and building sales in the forensic market while continuing to develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA are increasing, our forensic product, DNAWitness has just been introduced in the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial stage.

     A priority of management throughout 2003 was to raise the capital necessary to fund the implementation of their strategic plan. Late in 2003, we successfully secured initial funding of $8,000,000. During 2003, management began to implement the strategic plan, and throughout 2004 management expects to continue to implement and refine operational procedures and controls to support future growth and development. We intend to support research and development as a vital component of our overall growth strategy. Until potential customers are familiar with our technology and products, which will come from continued research and development and proven market use, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background.

Results of Operations

Revenues and cost of sales

     For the years ended December 31, 2003 and 2002, revenues were $709,638 and $184,551, respectively. A $525,087 increase in revenues from the prior year is a 285% increase that was primarily a result of our sales of ANCESTRYbyDNATM version 2.0 to the general public, which commenced in the fourth quarter of 2002. An increase in our genotyping services also contributed to our sales growth. Introduction of our forensic product, DNAWitnessTM did not significantly impact our revenues for 2003. For the same period, cost of sales increased from $73,205 (40% of revenues) in 2002 to $432,224 (61% of revenues) in 2003. Because of the small sales volume, lack of historical comparisons and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we may attain if our long-term goals are achieved. During 2004, we will continue to focus on increasing market awareness of our products, particularly within the consumer and forensic markets.

Research and development expenses

     In 2003 and 2002, the largest component of our operating expenses was research and development costs, which consists of raw materials, laboratory supplies, equipment expense, and facilities and employment-related costs. The expenses were incurred in support of our currently available products, ANCESTRYbyDNATM and DNAWitnessTM, and for our anticipated pharmacogenomics products.

     In 2003, we also conducted research for future enhancements to DNAWitnessTM. The research included much needed sample collection for our eye and hair color studies. In addition, investigative research and studies continued on our pharmacogenomics products, including OvanomeTM and StatinomeTM and a future cardiac product. Some of this research involved the acquisition and evaluation of new samples with corresponding medical histories.

     For the year ended December 31, 2003, research and development costs increased from $2,195,418 in 2002 to $2,654,259 in 2003, an increase of $458,841, or 21%. This increase is primarily the result of the stock based compensation received by our Chief Scientific Officer in return for his services to us.

     Because we are in the development stage of our long-term business, it is not possible to directly correlate our current research and development costs to our future costs. We will continue to support research and development as our long-term business develops and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic product, OvanomeTM, to commercialization, our development costs for this product will increase in 2004. In addition, as we move other pharmacogenomic products forward, research and development costs will likely increase proportionately.

General and administrative expenses

     Another significant component of our operating expenses is general and administrative expenses. These expenses resulted from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent filings and maintenance, a lawsuit against a former employee and preparation of our securities law filings, and (iii) administrative and other salaries and expenses.

     For the years ended December 31, 2003 and 2002, general and administrative expenses increased $3,328,390, from $529,535 in 2002 to $3,857,925, in 2003.

$1,944,507 of this increase is stock based compensation for the three top executives that were recruited during 2003. The remaining increase consists primarily of consulting expenses. The increased consulting services resulted principally from our consulting agreements with a former director and a marketing consultant.

     As discussed in Research and Development expenses, we are not able to extrapolate current general and administrative costs to our future costs. As our long-term business develops, we believe our general and administrative costs will increase with revenue growth. For example, to increase sales, an increase in marketing and sales expenditures will be required to broaden and expand our market awareness and penetration. We expect all costs associated with normal marketing and sales activities to increase, including trade shows, advertising and promotion. In addition, our current facility of approximately 4,000 square feet, will not meet our growth plans and we will need to expand our facilities to accommodate new personnel, increased production and future research and development. Our general and administrative cost will rise accordingly along with the associated costs such as utilities, taxes and maintenance.

Stock based settlement expense

     During 2003, Tampa Bay Financial, Inc. exercised a right to purchase 4,763,662 shares of our common stock at a price of $.05 per share. Because the fair market value of our stock was $.082 at the date they exercised their right, we have recognized $152,437 of expense, the difference between the fair market value and the exercise price. This amount has been reflected as a settlement expense as this right was granted to Tampa Bay Financial in connection with the termination of their funding agreement.

Interest expense

     For the years ended December 31, 2003 and 2002, interest expense increased significantly from $453,247 in 2002, to $1,402,698 in 2003. During 2003, we recorded interest expense of approximately $26,000 on related party notes and certain capital leases, $5,000 on the convertible debenture and related deferred financing fee, $500,000 related to the intrinsic value associated with the convertible debt and non-detachable warrants and $872,000 for the issuance of our common stock for the payment of related party notes payable, at an agreed upon per share price which was less than the market price of our stock. We accounted for the difference between the stock issue price and the market price as interest expense. During 2002, we recorded interest expense of approximately $46,000 on the related party notes and certain capital leases and $407,000 for the issuance of our common stock for the payment of related party notes payable, at an agreed upon per share price which was less than the market price of our stock.

     During 2004, we will continue to incur interest on the related party notes. The amount, however, will be less than 2003 as the outstanding balance has been reduced by our repayments on the notes and the satisfaction of $44,940 in notes held by George Frudakis repaid in cash in January 2004. We may elect to pay the remaining notes outstanding to Tony Frudakis with common stock. If we elect to do so, these payments will result in additional interest expense for the difference between the stock issue price and the market price at the date the common stock is issued. Our interest expense may also increase as a result of our convertible debenture that was entered into in late 2003. We will have a full year of interest expense and related deferred financing fee charge during 2004. There will be no additional interest expense charge related to the intrinsic value associated with the convertible debt and non-detachable warrants that are recorded.

Liquidity and Capital Resources

     Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the year ended December 31, 2003 was $1,529,812. We also invested in equipment of approximately $14,165 and had principal payments on capital lease obligations of $78,200. The resulting cash shortfall was financed primarily through sales of common stock, the issuance of a convertible debenture and related party funding.

     Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available products. It is difficult to predict what revenue stream, if any, they will generate. We do not expect our revenue stream to cover costs of operations in the immediate future. We anticipate that the funding from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. If additional funding is needed, we will attempt to raise these funds through borrowing instruments or raising additional equity. Management is confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt can not be predicted.

     Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders’ deficiencies of approximately $1,540,922 and $2,037,095 at December 31, 2003, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Capital Expenditures

     During 2004, we anticipate developing the required infrastructure to realize our 2004 operational growth plan, including acquiring or leasing property, equipment and other operating assets.

     We are actively seeking to acquire or lease a new building that has 15,000 to 20,000 square feet with additional expansion potential. We estimate that lease costs will be between $15 and $25 per square foot. This does not include fit out or other associated costs such as utilities, taxes and maintenance. The initial build out of 7,000 square feet is estimated at approximately $780,000 which includes laboratory, office and warehouse space. Additional costs for equipment, furniture and fixtures are estimated at $257,000. Timing of the incurrence of the expense will depend upon the length of time required to find the appropriate facility.

     In addition, it is anticipated that new laboratory and computer equipment will be purchased during 2004. Computer purchases for programming, modeling and business use is estimated at $100,000 and scientific and business programs and software at $65,000. Capital expenditures for laboratory equipment are estimated at $500,000 which includes a new robotic SNP machine at a value of approximately $250,000.

Related Party Transactions

     We have entered into certain related party transactions during the year ended 2003 and 2002. See item 7 for a discussion of these transactions.

Critical Accounting Policies and Results of Operations

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions. Below, we discuss this further, as well as the estimates and judgments involved.

Asset Impairment

     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment.

Accruals and deferred compensation

     We estimate the various accruals we record based upon the information we have available at the time the accruals are recorded. Any changes to these estimates could impact the accrual and related expense accounts. We recorded an accrual for federal and state income taxes that we agreed to pay for various executives on stock grants based upon the information we had at the time the current financial statements were prepared. This estimate could change based upon the actual tax that is paid by the various executives compared to the accrual we booked. Some changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

Item 7. Financial Statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

Consolidated Financial Statements as of and
for various periods ended December 31, 2003
and 2002 and Independent Auditors’ Report

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

Page
Independent Auditors’ Reports	1
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2003	3
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and for the period December 10, 1998 (date of inception) to December 31, 2003	4
Consolidated Statements of Stockholders’ Deficit for the period ended December 10, 1998 to December 31, 1998 and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003	5
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period December 10, 1998 (date of inception) to December 31, 2003	8
Notes to Financial Statements	10

Independent Auditors’ Report

Board of Directors
DNAPrint genomics, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated balance sheet of DNAPrint genomics, Inc. and Subsidiary as of December 31, 2003 and related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of DNAPrint genomics, Inc. and Subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNAPrint genomics, Inc. and Subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements of DNAPrint genomics, Inc. and Subsidiary have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has had recurring operating losses since inception, has negative working capital as of December 31, 2003, and has used approximately $1,530,000 of cash in operations for the year ended December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
February 20, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and stockholders of DNAPrint genomics, Inc. and subsidiary:

We have audited the accompanying consolidated statements of operations, stockholders deficit and cash flows of DNAPrint genomics, Inc. and subsidiary (collectively the “Company”), a development stage enterprise, for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated financial statements, the Company is in the development stage, has recurring losses from operations, a stockholders’ deficit and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.

April 11, 2003
Kingery & Crouse & Hohl, P.A.
Tampa, Florida

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$265,921
Accounts receivable (net of allowance for doubtful accounts of $500)	9,303
Stock proceeds receivable	422,955
Deferred compensation	220,067
Prepaid expenses	83,010

Total current assets	1,001,256
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $321,327)	282,305
OTHER ASSETS	5,000

TOTAL	$1,288,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$582,602
Accrued expenses	256,593
Accrued compensation expense	1,283,206
Deferred revenue	62,118
Notes payable to related parties	298,043
Capital lease obligation	59,616

Total current liabilities	2,542,178
Capital lease obligation – long-term	5,613
Accrued expenses payable with common stock	307,865
Convertible debenture	470,000

Total liabilities	3,325,656

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock, $.01 par value, 1,500,000,000 shares authorized; 523,898,635 shares issued and outstanding	5,238,986
Common stock subscribed	1,153,663
Additional paid-in capital	16,360,817
Deferred stock compensation	(735,356)
Deficit incurred prior to development stage	(7,427,422)
Deficit accumulated during the development stage	(16,627,783)

Total stockholders’ deficit	(2,037,095)

TOTAL	$1,288,561

See notes to consolidated financial statements

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			(Unaudited)
			For the Period
			December 10, 1998
	For the Year Ended	For the Year Ended	(date of inception)
	December 31,	December 31,	to December 31,
	2003	2002	2003
SALES	$709,638	$184,551	$980,576
COST OF SALES	432,224	73,205	605,100

GROSS PROFIT	277,414	111,346	375,476

OTHER OPERATING EXPENSES:
Research and development	2,654,259	2,195,418	7,084,525
General and administrative	3,857,925	529,535	5,848,955

Total other operating expenses	6,512,184	2,724,953	12,933,480

LOSS FROM OPERATIONS	(6,234,770)	(2,613,607)	(12,558,004)

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences	—	—	353,090
Loss on disposal of investments	—	—	(349,006)
Stock based settlement expense	(152,437)	—	(152,437)
Interest expense	(902,698)	(453,247)	(1,386,428)
Intrinsic value of convertible debt and non-detachable warrants	(500,000)	—	(500,000)

Other expense	—	(46,770)	(46,770)

Total other income (expense) – net	(1,555,135)	(500,017)	(2,081,551)

NET LOSS	$(7,789,905)	$(3,113,624)	$(14,639,555)

NET LOSS PER SHARE - Basic and Diluted	$(.016)	$(.007)	$(.037)

SHARES USED IN COMPUTING NET LOSS PER SHARE – Basic and Diluted	499,603,483	451,366,200	393,357,702

See notes to consolidated financial statements

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Common	Stock
			Paid-In	Stock	Subscriptions
	Shares	Amount	Capital	Subscribed	Receivable
BALANCES, DECEMBER 10, 1998	29,400,986	294,010	4,977,381		—
Stock issued for acquisition of DNAPrint genomics, Inc. (FL) in Pooling of Interests	192,000,000	1,920,000	(920,000)		(1,000,000)
Common stock issued for reorganization/court order at $0.02 per share	125,000,000	1,250,000	1,687,480
Adjustment due to subsidiaries liquation in bankruptcy
Net loss for the year ended December 31, 1999

BALANCES, DECEMBER 31, 1999	346,400,986	3,464,010	5,744,861	—	(1,000,000)

Stock issued for advertising and marketing services at $.02 per share	8,000,000	80,000	80,000
Increases in stock issued for acquisition of land at $.075 per share	30,000,000	300,000	1,700,000
Net loss for the year ended December 31, 2000
Unrealized loss on securities
Subscription receivable payments					539,500
Deferred stock compensation related to stock option grants			731,450
Dividend paid in common stock of Heroes, Inc.

BALANCES, DECEMBER 31, 2000	384,400,986	3,844,010	8,256,311	—	(460,500)

Common stock issuances:
Via 506 Private Placement at $.05 per share	14,324,000	143,240	572,960		—
For consulting services at $.05 per share	800,000	8,000	32,000		—
Through funding agreement with TBFI at $.05 per share	7,816,620	78,166	312,665		—
From exercise of nonqualified stock options at $.05 per share	11,250,000	112,500	574,375		—
For bankruptcy settlements at $.02 per share	10,695,768	106,958	106,958		—
Loss on investment	—	—	—		—
Recovery of subscription receivables	—	—	—		460,500
Deferred stock compensation related to stock option grants	—	—	22,100		—
Amortization of deferred stock compensation	—	—	—		—
Net loss for the year ended December 31, 2001	—	—	—		—

BALANCES, DECEMBER 31, 2001	429,287,374	4,292,874	9,877,369	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Deficit
		Deficit	accumulated	Accumulated
	Deferred	incurred prior	during the	Other
	Stock	to development	development	Comprehensive
	Compensation	stage	stage	Income	Total
BALANCES, DECEMBER 10, 1998	—	(7,427,422)	(44,244,627)	222,443	(46,178,215)
Stock issued for acquisition of DNAPrint genomics, Inc. (FL) in Pooling of Interests	—				—
Common stock issued for reorganization/court order at $0.02 per share					2,937,480
Adjustment due to subsidiaries liquation in bankruptcy			63,355,809		63,355,809
Net loss for the year ended December 31, 1999			(20,061,513)		(20,061,513)

BALANCES, DECEMBER 31, 1999	—	(7,427,422)	(950,331)	222,443	53,561

Stock issued for advertising and marketing services at $.02 per share					160,000
Increases in stock issued for acquisition of land at $.075 per share					2,000,000
Net loss for the year ended December 31, 2000			(191,789)		(191,789)
Unrealized loss on securities				(197,298)	(197,298)
Subscription receivable payments					539,500
Deferred stock compensation related to stock option grants	(731,450)
Dividend paid in common stock of Heroes, Inc.			(1,988,228)		(1,988,228)

BALANCES, DECEMBER 31, 2000	(731,450)	(7,427,422)	(3,130,348)	25,145	375,746

Common stock issuances:					—
Via 506 Private Placement at $.05 per share	—	—	—	—	716,200
For consulting services at $.05 per share	—	—	—	—	40,000
Through funding agreement with TBFI at $.05 per share	—	—	—	—	390,831
From exercise of nonqualified stock options at $.05 per share	—	—	—	—	—
For bankruptcy settlements at $.02 per share	—	—	—	—	213,916
Loss on investment	—	—	—	(25,145)	(25,145)
Recovery of subscription receivables	—	—	—	—	460,500
Deferred stock compensation related to stock option grants	(22,100)	—	—	—	—
Amortization of deferred stock compensation	219,530	—	—	—	219,530
Net loss for the year ended December 31, 2001	—	—	(2,593,906)	—	(2,593,906)

BALANCES, DECEMBER 31, 2001	(534,020)	(7,427,422)	(5,724,254)	—	484,547

(Continued)

(Continued)

	Common Stock		Additional	Common	Stock
			Paid-In	Stock	Subscriptions
	Shares	Amount	Capital	Subscribed	Receivable
Common stock issuances:
Via 506 Private Placement at $.018 per share	1,388,888	13,889	11,111		—
For consulting services at $.04 per share	50,000	500	1,500		—
For consulting services at $.063 per share	42,063	420	2,229		—
For consulting services at $.067 per share	50,000	500	2,850		—
From exercise of nonqualified stock options at $.051 per share	2,555,555	25,556	97,943		—
From exercise of nonqualified stock options at $.059 per share	2,500,000	25,000	122,500		—
From exercise of employee stock options	944,978	9,450	(9,450)		—
For settlement of related party notes payable at $.035 per share	14,547,355	145,473	771,010		—
Per settlement agreement with TBFI	—	—	34,200		—
Deferred stock compensation related to stock option grants	—	—	171,800		—
Amortization of deferred stock compensation	—	—	—		—
Net loss for the year ended December 31, 2002	—	—	—		—

BALANCES, DECEMBER 31, 2002	451,366,213	$4,513,662	$11,083,062	$—	—

Common stock issuances:
For settlement of related party notes payable and interest at $0.032	17,307,983	173,079	380,776
For settlement of related party notes payable and interest at $0.032	8,067,238	80,672	177,479
For settlement of related party notes payable and interest at $0.074	2,710,043	27,100	173,443
For settlement of related party notes payable and interest at $0.072	8,092,592	80,926	501,741
For consulting services at $.030 per share	2,780,867	27,809	55,617
For consulting services at $.048 per share	333,725	3,337	12,665
For consulting and scientific advisory board services at $.073 per share	269,937	2,699	17,133
For scientific advisory board services at $.048 per share	100,000	1,000	3,750
For accounting services at $.026 per share	84,150	841	1,358
For legal services at $.068 per share	58,330	583	3,360
For legal services at $.077 per share	70,778	708	4,756

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Deficit
		Deficit	accumulated	Accumulated
	Deferred	incurred prior	during the	Other
	Stock	to development	development	Comprehensive
	Compensation	stage	stage	Income	Total
Common stock issuances:
Via 506 Private Placement at $.018 per share	—	—	—	—	25,000
For consulting services at $.04 per share	—	—	—	—	2,000
For consulting services at $.063 per share	—	—	—	—	2,649
For consulting services at $.067 per share	—	—	—	—	3,350
From exercise of nonqualified stock options at $.051 per share	—	—	—	—	123,499
From exercise of nonqualified stock options at $.059 per share	—	—	—	—	147,500
From exercise of employee stock options	—	—	—	—	—
For settlement of related party notes payable at $.035 per share	—	—	—	—	916,483
Per settlement agreement with TBFI	—	—	—	—	34,200
Deferred stock compensation related to stock option grants	(171,800)	—	—	—	—
Amortization of deferred stock compensation	269,694	—	—	—	269,694
Net loss for the year ended December 31, 2002	—	—	(3,113,624)	—	(3,113,624)
BALANCES, DECEMBER 31, 2002	$(436,126)	$(7,427,422)	$(8,837,878)	$—	$(1,104,702)

Common stock issuances:					—
For settlement of related party notes payable and interest at $0.032					553,855
For settlement of related party notes payable and interest at $0.032					258,151
For settlement of related party notes payable and interest at $0.074					200,543
For settlement of related party notes payable and interest at $0.072					582,667
For consulting services at $.030 per share					83,426
For consulting services at $.048 per share					16,002
For consulting and scientific advisory board services at $.073 per share					19,832
For scientific advisory board services at $.048 per share					4,750
For accounting services at $.026 per share					2,199
For legal services at $.068 per share					3,943
For legal services at $.077 per share					5,464

(Continued)

(Continued)

	Common Stock		Additional	Common	Stock
			Paid-In	Stock	Subscriptions
	Shares	Amount	Capital	Subscribed	Receivable
For legal services at $.064 per share	63,594	636	3,447
For legal services at $.05 per share	59,803	598	2,422
For legal services at $.048 per share	128,074	1,281	4,918
For consulting services at $.031 per share	134,589	1,346	2,876
For legal services at $0.027 per share	843,912	8,439	14,566
For consulting services at $.050	652,166	6,522	25,781
From exercise of nonqualified stock options at $.029 per share	5,882,352	58,824	111,764
From exercise of nonqualified stock options at $.135 per share	4,166,666	41,667	520,833
From exercise of nonqualified stock options at $.110 per share	4,166,666	41,667	416,666
From exercise of nonqualified stock options at $.072 per share	3,030,303	30,303	187,879
From exercise of nonqualified stock options at $.061 per share	3,225,806	32,258	164,516
Via 506 private placement at $A.015 per share	666,667	6,667	3,333
Via 506 private placement at $.014 per share	2,777,778	27,778	12,222
For settlement with TBFI. at $.082 per share	4,763,662	47,637	342,983
Conversion of debt to common stock and exercise of non-detachable warrants	1,063,829	10,638	29,362
Conversion of debt to common stock and exercise of non-detachable warrants	1,030,912	10,309	29,691
Amortization of deferred stock compensation
Deferred stock compensation costs
Stock options cancelled			(170,883)
Common stock subscribed			1,836,824	1,153,663
Intrinsic value of convertible debt and warrants			500,000
Stock issuance costs			(173,523)
Warrants issued for stock issuance costs			80,000
Net loss for the year ended December 31, 2003

BALANCES, DECEMBER 31, 2003	523,898,635	5,238,986	16,360,817	1,153,663	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Deficit
		Deficit	accumulated	Accumulated
	Deferred	incurred prior	during the	Other
	Stock	to development	development	Comprehensive
	Compensation	stage	stage	Income	Total
For legal services at $.064 per share					4,083
For legal services at $.05 per share					3,020
For legal services at $.048 per share					6,199
For consulting services at $.031 per share					4,222
For legal services at $0.027 per share					23,005
For consulting services at $.050					32,303
From exercise of nonqualified stock options at $.029 per share					170,588
From exercise of nonqualified stock options at $.135 per share					562,500
From exercise of nonqualified stock options at $.110 per share					458,333
From exercise of nonqualified stock options at $.072 per share					218,182
From exercise of nonqualified stock options at $.061 per share					196,774
Via 506 private placement at $A.015 per share					10,000
Via 506 private placement at $.014 per share					40,000
For settlement with TBFI. at $.082 per share					390,620
Conversion of debt to common stock and exercise of non-detachable warrants					40,000
Conversion of debt to common stock and exercise of non-detachable warrants					40,000
Amortization of deferred stock compensation	1,378,637				1,378,637
Deferred stock compensation costs	(1,848,750)				(1,848,750)
Stock options cancelled	170,883				—
Common stock subscribed					2,990,487
Intrinsic value of convertible debt and warrants					500,000
Stock issuance costs					(173,523)
Warrants issued for stock issuance costs					80,000
Net loss for the year ended December 31, 2003			(7,789,905)		(7,789,905)

BALANCES, DECEMBER 31, 2003	(735,356)	(7,427,422)	(16,627,783)	—	(2,037,095)

See notes to consolidated financial statements

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			(Unaudited)

	For the Year Ended	For the Year Ended	For the Period
	December 31,	December 31,	December 10, 1998
	2003	2002	(Date of Inception)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,789,905)	$(3,113,624)	$(14,639,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,640	179,146	488,917
Provision for bad debts	(1,750)	13,488	11,738
Impairment of assets	—	254,434	254,434
Loss on disposal of investments	—	—	11,772
Loss on disposal of property and equipment	—	5,039	5,039
Amortization of deferred stock compensation	174,231	269,694	663,455
Amortization of deferred compensation	740,101	—	740,101
Common stock issued for interest expense on related party notes payable	893,052	407,326	1,300,378
Common stock issued for reorganization/court order	—	—	343,000
Common stock issued for services	1,647,254	7,999	2,236,668
Common stock issued for bankruptcy settlement	—	—	28,080
Stock issued for settlement	152,437		152,437
Intrinsic value of convertible debt and non-detachable warrants	500,000		500,000
Stock based compensation	1,943,906		1,943,906
(Increase) decrease in receivables	2,058	(23,099)	304,650
Decrease (increase) in prepaid expenses and other assets	(1,452,380)	9,824	(1,471,133)
Increase in accounts payable and accrued liabilities	1,535,544	418,398	2,327,979

NET CASH USED IN OPERATING ACTIVITIES	(1,529,812)	(1,571,375)	(4,798,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,165)	(16,454)	(775,529)
Proceeds from disposal of property and equipment	—	10,100	10,100
Net bankruptcy adjustment	—	—	511,274

NET CASH USED IN INVESTING ACTIVITIES	(14,165)	(6,354)	(254,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	231,657	1,255,379	1,487,036
Proceeds from settlement with Tampa Bay Financial	238,183	34,200	272,383
Advances from Tampa Bay Financial, net	—	50,815	384,581
Proceeds from issuance of common stock	906,478	295,999	2,393,427
Proceeds from convertible debenture	500,000	—	500,000
Repayment of notes payable	—	—	(350,800)
Collections from stock subscriptions	—	—	836,960
Principal payments on capital lease obligation	(78,200)	(89,876)	(205,377)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,798,118	1,546,517	5,318,210

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	254,141	(31,212)	265,921
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,780	42,992	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$265,921	$11,780	$265,921

(Continued)

(Continued)

			(Unaudited)
			For the Period
			December 10, 1998
	For the year ended	For the year ended	(date of inception)
	December 31,	December 31,	to December 31,
	2003	2002	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Approximate Interest Paid	$—	$24,000	$53,300

Income taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscription receivable arising from acquisition of DNAPrint genomics, Inc. (Florida)	$—	$—	$1,000,000

Common stock issued for related party notes payable	$702,164	$509,158	$1,211,322

Unrealized loss on long-term investments	$—	$—	$(222,443)

Common stock issued for land subsequently swapped for investment in Heroes, Inc	$—	$—	$2,000,000

Dividend paid in stock of Heroes, Inc.	$—	$—	$(1,988,228)

Common stock issued for reorganization /court order arising from conversion of claim to stock	$—	$—	$(2,905,500)

Conversion of Tampa Bay Financial advances to stock	$—	$—	$453,331

Equipment leased under capital lease	$11,193	$—	$259,905

Deferred compensation on grants of stock options	$—	$171,800	$925,350

Deferred compensation reduced for stock options cancelled	$(170,883)	$—	$(170,883)

Stock to be issued for compensation	$2,588,250	$—	$2,588,250

Debenture converted into common stock	$30,000	$—	$30,000

Warrants issued for stock issuance costs	$80,000	$—	$80,000

See notes to consolidated financial statements

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DNAPrint genomics, Inc. (“DNAP Utah”), which was organized for the purpose of investing in all forms of investments, was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation (“DNAP Florida”) through the issuance of 192,000,000 shares of its common stock which was accounted for as a pooling of interests. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiary, DNAP Florida (collectively referred to as “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation.

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

DNAPrint genomics, Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA are increasing, our forensic product, DNAWitness has just been introduced in the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial introductory stage.

Revenue Recognition

Revenues are recognized at the time the services are provided and no additional performance is required by us. We are currently providing ancestry, forensic, and genotyping services. Deferred revenue represents the unearned portion of payments received in advance of tests being completed.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include the accrual and related compensation and/or deferred compensation for federal and state income taxes that we have agreed to pay for various executives on stock grants (see Note G). It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

We estimate the various accruals we record based upon the information we have available at the time the accruals are recorded. Any changes to these estimates could impact the accrual and related expense accounts. We recorded an accrual for federal and state income taxes that we agreed to pay for various executives on stock grants based upon the information we had at the time the current financial statements were prepared. This estimate could change based upon the actual tax that is paid by the various executives compared to the accrual we booked. Some changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

Financial Instruments

Our financial instruments include cash, receivables, current assets and current liabilities. We believe the estimated fair value of such financial instruments at December 31, 2003 approximate their carrying value as reflected in the consolidated balance sheets due to their short-term nature. It is not practicable for us to estimate the fair value of our convertible debenture as there are not currently any quoted market prices available. We are in development stage and it is difficult to get debt financing as well as this debenture has a convertible feature, thus it is difficult to determine what the fair value would be. The carrying amount for this convertible debenture at December 31, 2003 is $470,000 and the interest rate is 8% payable monthly.

Accounts Receivable

Accounts receivable consist of ancestry, forensic, and genotyping services to customers. We generally require prepayment for ancestry services, and perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $500 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and receivables. With respect to cash and cash equivalents, we maintained all of our cash and cash equivalents in deposit accounts with one financial institution in the United States, which deposit accounts at times may exceed federally insured limits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Property and Equipment

Property and equipment are recorded at the lower of cost or fair value. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets’ estimated useful lives of three to ten years. Amortization of leasehold improvements, included with depreciation, is computed using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. For income tax purposes, we use the accelerated methods for all assets as required by the Internal Revenue Service.

Long Lived Assets

We periodically review our long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss is recognized. During the year ended December 31, 2002, we recognized impairment losses aggregating $254,434, on two pieces of our equipment. These amounts are included in other operating expenses in our December 31, 2002 consolidated statement of operations. The impairment losses resulted because we projected negative cash flows for the foreseeable future; accordingly, the assets have been written down to their estimated fair market values (as determined by management). There was no impairment of long-lived assets during the year ended December 31, 2003.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Valuation allowances have been established against our deferred tax assets due to uncertainties in our ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. We have not recognized an income tax benefit for our operating losses generated during 2003 and 2002 based on uncertainties concerning our ability to generate taxable income in future periods. There was no income tax receivable at December 31, 2003 and 2002. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

Advertising costs, which approximated $2,075 and $4,600, respectively, for the years ended December 31, 2003 and 2002, are expensed as they are incurred.

Stock-Based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. We recognize as expense the fair value of all stock-based awards to employees on the date of grant and to those other than employees based upon the measurement date. The amount related to the value of the stock awards is amortized on a straight-line basis over the required service periods.

For all stock option awards to employees and board of directors, we have elected to apply the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of BASB Statement No. 123 to stock-based employee compensation:

	2003	2002
Net loss as reported	$7,789,905	$3,113,624

Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	42,195	99,000

Pro forma net loss	$7,832,100	$3,212,624

Loss per share basic and diluted:
As reported	$.016	$.007

Pro forma	$.016	$.007

See footnote G, for additional disclosure and discussion of our option plan and option activity.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS 148 on January 1, 2003. We continue to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for our stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company’s fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company’s first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our financial statements.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2003 and 2002, which consist of employee stock options, warrants, convertible debenture as well as the issuance of common stock under compensation agreements, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is identical as of December 31, 2003 and 2002 and for the period December 10, 1998 to December 31, 2003.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders’ deficiencies of approximately $1,540,922 and $2,037,095 at December 31, 2003, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C – PROPERTY AND EQUIPMENT – NET

Property and equipment consists of the following at December 31, 2003:

2003
Leased equipment under capital lease	$86,122
Furniture, fixtures and other equipment	347,697
Leasehold improvements	169,813

Subtotal	603,632
Less accumulated depreciation and amortization	(321,327)

Property and equipment – net	$282,305

Accumulated depreciation and amortization includes $36,429 of accumulated depreciation of leased equipment as of December 31, 2003.

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

Since our acquisition of DNAP Florida, we have incurred net operating losses for income tax purposes of approximately $8,500,000. These net operating loss carry forwards expire in various years through the year ended December 31, 2023, however because we have experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carry forwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of our realization of this benefit.

In addition to the above, we also incurred significant net operating losses prior to our acquisition of DNAP Florida. However, because of our bankruptcy proceedings, changes in control, and various other matters the availability of these losses to offset future taxable income is so uncertain that no deferred income tax asset has been recorded.

At December 31, 2003 our non-current net deferred income tax assets (assuming an effective income tax rate of approximately 38%) consisted of the following:

     Non-current deferred income tax asset:

Amounts
Deferred income tax asset:
Net operating loss carry forwards	$3,189,000
Bonuses	704,000
Option expense	250,000
Impairment of assets	96,000

Total deferred income tax asset	4,239,000
Deferred income tax liability:
Deferred stock compensation included in employee compensation in 2003	(242,000)

Total deferred income tax liability	(242,000)

Less valuation allowance	(3,997,000)

Net deferred income tax asset	$—

Differences between the federal benefit computed at a statutory rate and our effective tax rate and provision are as follows as of December 31, 2003 and 2002:

	2003	2002
Statutory benefit	$(2,648,000)	(1,059,000)
State tax benefit, net of federal effect	(283,000)	(124,000)
Increase in deferred income tax valuation allowance	1,937,000	1,126,000
Intrinsic value of convertible debt and non-detachable warrants	328,000	—
Non-deductible expenses	473,000	—
Non-deductible interest expense	188,000	—
Other	5,000	57,000

	$—	—

NOTE E - CONVERTIBLE DEBENTURE

On November 25, 2003, we closed on a $500,000, 8% convertible debenture with non-detachable warrants with La Jolla Cove Investors, Inc. (“LJCI”). We pay interest on a monthly basis with a principal balloon payment due on the maturity date of November 24, 2005. LJCI has the right to convert the debenture and exercise the warrants after the first full calendar month after the registration statement was filed (which was filed on December 19, 2003). Per the agreement, LJCI shall convert at least 5% of the face value of the debenture each calendar month into common shares of the Company. The number of common stock shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by sixteen, minus the product of the conversion price multiplied by fifteen times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) $0.20 or (ii) 80% of the average of the five lowest daily value weighted average price of our common stock during the twenty trading days prior to LJCI’s election to convert.

Per the agreement, if LJCI would be deemed the beneficial owner of more than 4.99% of the then outstanding share of our common stock, then LJCI shall not have the right to convert any portion of this debenture that would exceed 4.99%

The non-detachable warrants must be exercised concurrently with the conversion of debt to common stock by LJCI. LJCI has the right to exercise warrants equaling fifteen times the dollar amount of the debenture being converted at an exercise price of $1.00. If LJCI does not convert at least 5% of the warrants per month, then LJCI will not be able to collect interest on the debenture for that month. The 7,500,000 warrants issued to LJCI expire on November 25, 2006.

On February 18, 2004, the Convertible debenture and Warrant to Purchase Common Stock agreements were amended between LJCI and us. If LJCI does not convert at least 5% of the face value of the debenture and exercise at least 5% of the warrants in any particular calendar month, LJCI may wire to us $375,000 less the dollar amount of warrants exercised in that month within five business days of the end of the month. Should LJCI fail to wire DNAP such funds, LJCI shall not be entitled to collect interest on the debenture for that month. If breached more than once, than DNAP may terminate the agreements with LJCI and the debenture becomes due six months thereafter with accrued interest.

If the debenture principal amount declines below $100,000, LJCI shall be permitted, for a period of 30 days, to add up to $250,000 of additional principal to the debenture on the same terms and conditions as the debenture, except that such additional principal shall bear interest at 2%.

During 2003, we recorded $500,000 for the intrinsic value associated with the convertible debt and non-detachable warrants which was recorded as interest expense and capitalized $30,070 of deferred financing costs which will be amortized to interest expense over the two-year life of the note. Additionally, during 2003, we recorded $5,000 of interest expense on this note including amortization of deferred financing costs of $3,000.

During December 2003, LJCI converted $30,000 of convertible debentures into our common stock and exercised 450,000 of the non-detachable warrants. See Note G below for a further discussion of this conversion.

LJCI converted additional debentures into common stock after yearend. See Note J below for additional information on these conversions.

NOTE F - NOTES PAYABLE TO RELATED PARTIES

In addition to the notes outstanding at December 31, 2002 of $746,222, during 2003, we received additional funds of $231,657 from our Chief Scientific Officer and his father in accordance with a funding agreement we entered into with them in February 2002 and which was subsequently amended during October 2002. We also had rent payments of $22,328 which were paid by issuing notes payable to George Frudakis (the rent was owed to a company he owned). The principal and 8% interest on these notes were due at December 30, 2003. The funding agreement provided that if we are unable to pay the notes and accrued interest, the lender’s only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued in satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price of our stock is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share.

During January and July, 2003, we elected to satisfy approximately $549,000 and $174,000, respectively of the related party notes and accrued interest and as satisfaction for same we issued 25,375,221 and 10,802,635, respectively shares of our common stock. Because the issuance price was less than the fair market value of our shares at the time of issuance, we recognized additional interest expense in January and July, 2003 of approximately $263,000 and $609,000, respectively as a result of these transactions.

At December 31, 2003, our notes payable to related parties is $298,043. The notes of approximately $45,000 and accrued interest of approximately $4,000 owed to George Frudakis was paid in full during January 2004. Subsequent to yearend, the Company and Tony Frudakis agreed to extend the funding agreement with him under the same terms until December 31, 2004. While we currently anticipate having the funds to satisfy this remaining indebtedness at its maturity, if we liquidate the indebtedness using discounted stock, then we will be required to record additional interest expense arising from the difference between the fair value and issuance price of our stock.

NOTE G - CERTAIN EQUITY TRANSACTIONS

Common Stock

Conversion of Debenture and Exercise of Warrants

At the end of the year, LJCI converted $30,000 of convertible debentures into our common stock and exercised 450,000 of the non-detachable warrants. This combined transaction resulted in us recording a receivable of $422,955 (the funds were sent by LJCI to our investment banking firm which wired us the funds early in January 2004) which is net of $27,045 stock issuance costs and we issued 12,403,861 shares of the our common stock of which 2,094,741 were issued at yearend and 10,309,120 were issued in early January 2004. At December 31, 2003, we have $103,091 recorded in our common stock subscribed equity account for the unissued shares.

Stock Issued for Payment of Related Party Notes

During January and July, 2003, we elected to satisfy approximately $549,000 and $174,000, respectively of the related party notes and accrued interest and as satisfaction for same we issued 25,375,221 and 10,802,635, respectively shares of our common stock. Because the issuance price was less than the fair market value of our shares at the time of issuance, we recognized additional interest expense in January and July, 2003 of approximately $263,000 and $609,000, respectively as a result of these transactions.

Stock Issued for Services

During 2003, we issued stock in lieu of cash payment to several service providers including legal, accounting and marketing services. The total number of shares issued in lieu of cash was 1,443,230 at a value of approximately $52,135, which has been recorded as an expense during the year.

2002 Private Placement

During 2003, we received $50,000 for 3,444,445 shares of common stock issued related to the 2002 private placement.

Agreement with Tampa Bay Financial, Inc.

On June 24, 2003, Tampa Bay Financial, Inc. exercised a right to purchase 4,763,662 shares of our common stock at a price of $.05 per share. Because the fair market value of our stock was $.082 at the date they exercised their right, we have recognized $152,437 of expense during 2003. This amount has been reflected as a settlement expense as this right was granted to Tampa Bay Financial in connection with the termination of their funding agreement. In accordance with the terms of this agreement, Tampa Bay Financial, Inc. retains the rights to purchase an additional 14,786,018 shares of our common stock at a price of $.05 per share at any time through February 2005. These shares remain in escrow pursuant to such agreement.

Service Agreement

On July 14, 2003, we entered into an agreement with Sema4, Inc. dba Semaphore. In the agreement, Semaphore agrees to provide consulting and support services for investor relations and general counsel activities. Semaphore will bill us at an agreed upon hourly rate for investor relation services and general counsel activities. Semaphore agreed to defer, until financing is completed, 60% of the general counsel fees and 50% of the investor relation fees. The deferred billing may be converted to equity at Semaphore’s choosing and at a 20% discount. The value of the stock will be based on the past fifteen day moving average prior to the date of the valuation which will be the date of the invoice. During

December 2003, we issued 652,166 shares of common stock with a value of approximately $32,000. The discount amount of approximately $7,000 has been recorded as an expense during the period.

During February 2004, we issued an additional 24,034 shares of common stock to Semaphore with a value of approximately $1,300 and a discount amount of approximately $300 for services that were provided during 2003. We recorded the expense for these services during 2003 and at December 31, 2003, we have $240 recorded in our common stock subscribed equity account for the unissued shares.

Consulting Agreement

During 2003, we issued stock under an ongoing agreement with a consultant who provided us with certain marketing services. We received $500,000 in cash under the option agreement and the consultant received approximately 20,471,793 shares at a fair market value of approximately $1,606,000. As a result, we have recognized approximately $1,106,000 in consulting expense during 2003.

Consulting Agreement with Scientific Advisory Board Member

During June 2002, we entered into an agreement with a member of our Scientific Advisory Board, to collaborate with us to develop a kit product that could be used to infer Ancestry Admixture Ratios in human beings. We have agreed to compensate the consultant with quarterly payments of $4,000 and 50,000 shares of our common stock for the term of this contract. We have also agreed to provide the consultant with a number of shares of our common stock equal to 2.5% of the Net Revenues derived from a product developed with his help. The term of this agreement is two years, and the parties may agree to renew it for consecutive two-year terms. This individual also receives 50,000 shares of common stock annually for the services he provides as a Scientific Advisory Board member. During 2003, we issued 603,662 shares of common stock at a fair market value of approximately $36,000 as payment for the quarterly shares owed, commission on net revenues owed and the annual shares owed for providing the Scientific Advisory Board services.

Scientific Advisory Board Member

On November 20, 2000, we entered into an agreement to pay 50,000 shares of common stock annually for five years for the services performed as a member of the scientific advisory board member. During 2004, this scientific advisory board member was issued 100,000 shares of common stock at a fair market value of approximately $5,000 in payment for his services provided during 2002 and 2003.

Agreement with Former Director Luchese

In February 2002, we entered into a Consulting Agreement and a Stock Purchase Option with one of our former directors (this director resigned in January 2003). Under this agreement, the director has agreed to provide us substantial management, business development and strategic planning advice through at least May 31, 2003. As consideration for these services, and successful completion of various other milestones, we agreed to issue up to 28,000,000 options of our stock to this director at an exercise price of $0.01 per share. 1,680,000 of these options were to be earned by this director by providing services as required by the Consulting Agreement, but without the achievement of any particular performance milestones. We recorded an expense of approximately $56,000 during 2002 and $11,000 during 2003 related to the 1,680,000 options.

In addition to the consulting agreement discussed above, in November 2002, we engaged this individual to provide us with consulting services valued at $25,000 per month (payable in shares of our common stock) for a period of four months. As of December 31, 2002 we had recognized $50,000 of consulting expenses under this arrangement, and in January 2003, we issued 2,780,867 shares of our common stock as consideration for such liability (because the shares were issued at a price less than the fair market value of our stock on the date of issuance, we recorded additional consulting expenses in 2003).

We entered into a conversion agreement with this individual on May 16, 2003. As consideration for services provided in 2003, we have agreed to pay this director approximately $110,000 and such amount has been included in consulting fees and other liabilities in the accompanying financial statements. In accordance with this agreement all of the 28,000,000 options were cancelled on May 16, 2003 and since no milestones were met, no further expense was required to be recorded for these options.

Stock Award

In addition to the above, we previously had an agreement to award 30,000,000 shares of our common stock to our Chief Science Officer when certain performance measures were met. At December 31, 2002 and March 31, 2003, it was not probable that the shares would ever be issued and accordingly no stock based compensation was recorded through such date. During the second quarter of 2003, the Board of Directors approved the immediate vesting of these shares as the criteria the Board of Directors had set had been met, and in addition agreed to pay the related federal and state income taxes that this officer will incur as a result of these stock grants. As a result, we have recognized approximately $1,047,000 of compensation during 2003. At December 31, 2003, approximately $308,000 is owed to him for the related federal and state income taxes and is recorded in the accrued compensation expense liability account. Since the shares have not been issued as of December 31, 2003, $300,000 is recorded in the common stock subscribed equity account with the remaining balance to additional paid in capital. During the fourth quarter the estimate for the stock compensation and the related bonus was revised from $1,334,000 to $1,047,000 based upon additional information received during the quarter. The effect of this change of estimates is recorded during the fourth quarter 2003.

Deferred Compensation and Stock to be Issued to Executives

In May 2003, we entered into one-year employment agreements with three of our officers. These agreements automatically extend for unlimited successive one-year periods unless it is terminated in accordance with the agreement which includes either party furnishing the other with written notice at least sixty days prior to the expiration of such period. As consideration for their services, we have agreed to issue, at no cost to the executives, a total of 75,000,000 shares of our common stock, and to pay the related federal and state income taxes they will incur as a result of these stock grants. We have estimated that the total compensation expense under these agreements will approximate $2,809,000 over the term of the employment agreements, and have recognized approximately $1,945,000 of compensation expense (based on the amount of service provided through December 31, 2003) during 2003. At December 31, 2003, the deferred compensation asset account has a remaining balance of $220,067 and the deferred stock compensation contra-equity account has a remaining balance of $735,356. These remaining amounts will be amortized to compensation expense over the remaining terms of the agreements. At December 31, 2003, approximately $960,000 is owed to these executives for the related federal and state income taxes and is recorded in the accrued compensation expense liability account. The shares have not been issued as of December 31, 2003; therefore approximately $750,000 is recorded in the common stock subscribed equity account with the remaining balance to additional paid in capital. During the fourth quarter the estimate for the stock compensation and the related bonus was revised from $3,650,000 to $2,809,000 based upon additional information received during the quarter. The effect of this change of estimates is recorded during the fourth quarter 2003..

Agreement with Investment Banking Firm

In April 2003, we engaged an investment-banking firm to assist us in our long-term financial planning efforts, including our efforts to raise debt and/or equity capital. Pursuant to the agreement, we have granted this firm, for a period of twelve months, exclusive authorization to act as our agent (on a best efforts basis) in substantially all of our investment banking activities, which may include efforts to place various securities (potentially through private and/or public transactions), and to assist us in obtaining grant money from various governmental entities. As consideration for such services, we have agreed to compensate this entity as follows:

•	A non-refundable retainer, payable in warrants to purchase stock of our Company valued at $80,000. During 2003, these 3,636,363 warrants were recorded as stock issuance costs in additional paid-in-capital. These warrants have an exercise price of $0.022 and expire in five years. During 2003, none of these warrants were exercised.

•	Upon closing of a transaction, a fee equal to the greater of $165,000 or 6% of the aggregate dollar value of the aggregate consideration paid by investors (provided however that if the total raised is less than $1,000,000, then the fee shall be 16.5% of the amount raised).

•	Upon closing of a transaction, warrants to purchase (at a nominal price) shares of our common stock having a value equal to 4% of the aggregate consideration paid by investors. We get to apply a credit of one-half the value of the $80,000 warrants discussed above to these warrants. As of December 31, 2003, no additional warrants were required to be issued.

•	Upon the receipt of any grant money, warrants to purchase (at a nominal price) such number of shares of our common stock having a value of $35,000.

In addition, we have agreed to compensate this entity for any merger and acquisition services provided. In addition to billings on a time and expense basis, this compensation shall include a success fee equal to a percentage of any transaction value.

Employee Stock Options and Awards

We have a stock option plan that provides for the granting of stock options and awards to officers, and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. We are authorized to grant options for up to 19,200,000 common stock shares, of which 7,387,500 have been granted as of December 31, 2003. The Board of Directors granted

2,600,000 options to one of the board members and these were outstanding at December 31, 2003. Options were granted at exercise prices from $ .006 - $ .03 per share (or approximately 40 % of the market price of our stock on the respective grant dates). With the exception of the options issued to one of our directors, which vests monthly over four years, the options issued vest 25% per year for four years and all expire in ten years.

The status of our stock options are summarized below:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2001	10,850,000	$0.008
Granted	4,280,000	0.022
Exercised	(1,037,500)	0.006
Cancelled	—	—

Outstanding at December 31, 2002	14,092,500	0.013
Granted	—	—
Exercised	—	—
Cancelled	(5,142,500)	0.007

Outstanding at December 31, 2003	8,950,000	$0.015

Options exercisable at December 31, 2003	6,744,792	$0.012

Options available for grant at December 31, 2003	11,812,500

The following table summarizes the information about our stock options outstanding at December 31, 2003:

		Weighted
		Average	Weighted		Weighted
		Remaining	average		Average
	Number	contractual	exercise	Number	Exercise
Exercise Price	Outstanding	life (years)	price	exercisable	Price
$.006	4,962,500	6.77	$0.006	4,821,875	$0.006
$.010	125,000	6.74	0.010	93,750	0.010
$.020	1,262,500	7.63	0.020	637,500	0.020
$.030	2,600,000	8.16	0.030	1,191,667	0.030

	8,950,000	7.30	$0.015	6,744,792	$0.012

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. With respect to stock options granted during 2002, we recorded deferred stock compensation of approximately $174,000 for the differences between the exercise prices and the fair values of the common stock underlying the options on the dates of the grants. These amounts are being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options. There were no options granted during 2003. Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and pro forma net loss per share amounts would have increased as follows:

	2003	2002
Net loss:
As reported	$7,789,905	$3,113,624

Pro forma	$7,832,100	$3,212,624

Loss per share:
As reported	$.016	$.007

Pro forma	$.016	$.007

The weighted average fair value of options granted during 2002, estimated on the date of grant using the Black-Scholes option-pricing model, was $.04 to $.05. The fair value of options granted was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 112%, risk-free interest rates of 5%, and expected lives of 4 years.

NOTE H – OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We rent our operating facility under a two-year operating lease agreement expiring on May 31, 2005 with an option to extend the lease an additional five years at the same rental rate. Prior to August 26, 2003, this operating facility was leased from Atlantic Pacific Corporation, a related entity controlled by the father of our Chief Scientific Officer. Future minimum lease payments under this lease are $64,653 for 2004 and $26,939 for 2005.

Rent expense amounted to $107,689 and $64,700 for the years ended December 31, 2003 and December 31, 2002, respectively. This included a charge of $41,865 which was for renegotiating the lease (prior lease expired in 2010) with Atlantic Corporation (a related entity controlled by the father of one of our major shareholders) and is expected to be paid in common stock.

The above amounts are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties. On August 26, 2003, this building was sold to a non-related party entity.

Obligations under Capital Leases

We have capitalized rental obligations under leases of equipment. The obligations, which mature in 2005 and 2006, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are:

Year Ending
December 31,
2004	$65,674
2005	5,877
2006	293

Total minimum lease payments	71,844
Less amount representing interest	6,615

Present value of net minimum lease payments	65,229
Less current portion	(59,616)

$5,613

Employment Agreement with Chief Scientific Officer

On May 8, 2001, we entered into an employment agreement with Tony Frudakis, our Chief Science Officer. The agreement runs for a term that commenced August 22, 2001 and expires August 22, 2005, subject to extension from year to year by mutual agreement. The agreement initially provided a base salary of $95,000 per year to Dr. Frudakis. We increased this salary to $130,000 per year in 2001, and our Board of Directors may increase the salary form time to time at its discretion. The employment agreement also permits the Board of Directors to authorize payment of discretionary bonuses or other benefits to Dr. Frudakis.

Scientific Advisory Board and Board of Consultant

Currently we have two Scientific Advisory Board members and one Board of Consultant member. For the services performed by these three members, we are committed to issue 50,000 shares of our common stock each year to each member. The remaining commitments of common stock shares for these individuals are 150,000 shares in 2004, 150,000 shares in 2005, 50,000 shares in 2006 and 50,000 shares in 2007.

During June 2002, we entered into a two-year consulting agreement with a member of the Scientific Advisory Board. For his services, we have agreed to pay him quarterly 50,000 shares of common stock and $4,000 through the term of this agreement.

Consulting Agreement

We entered into a consulting agreement on June 1, 2003 with an individual for certain marketing services. For these services the individual would be paid 5,000,000 shares of our common stock upon our acceptance of the services provided. At December 31, 2003, we accrued $280,000 in the accrued expenses to be paid with stock account for the services that had been performed during 2003. On January 19, 2004, we accepted the services that were provided and issued the 5,000,000 shares of our common stock.

Litigation

We are involved in certain legal actions arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that any of these matters or these matters in the aggregate will have a material adverse effect on our business or our consolidated financial position or results of operations.

NOTE I - OTHER RELATED PARTY TRANSACTIONS

Agreements with Directors

On February 26, 2002, we agreed to pay one of our Board of Directors $20,000 annual compensation and 2,600,000 of stock options for his Board of Director services. The options have an exercise price of $0.03 and expire in four years. We recorded an expense associated with these services of $20,000 and $16,667 for the years ended 2003 and 2002, respectively. At December 31, 2003 we have an accrual recorded for $16,667 related to these services.

GenBiomics, LLC Consulting Agreement

A consulting agreement between GenBiomics, LLC and us was terminated on April 1, 2003. The original consulting agreement was signed on May 17, 2002 and was an agreement that we entered into for consultation and advice on the development of our scientific and business plans. Since that time, two of GenBiomics members have agreed to become executives in our Company and Board of Director members and as a result the prior consulting agreement was terminated. At December 31, 2003, we had accrued $35,475 owed to GenBiomics for the services provided prior to the termination of this agreement. During 2003 and 2002, we recorded consulting expense related to this agreement of $10,000 and 41,250, respectively.

NOTE J - SUBSEQUENT EVENTS

Conversion of Debenture and Exercise of Warrants

From yearend to February 20, 2004, LJCI converted $20,000 of convertible debentures into our common stock and exercised 300,000 of the non-detachable warrants. This combined transaction resulted in us receiving cash of $211,425 which is net of the $13,575 stock issuance costs and a receivable of $70,465 from our investment banking firm. We issued 8,030,416 shares of our common stock. Early in 2004, we also issued the 10,309,120 shares of stock to LJCI that was unissued at December 31, 2003 (see Note G above).

Consulting Agreement

On January 19, 2004, we accepted the services that were provided from a certain marketing consultant and issued the 5,000,000 common stock shares we had committed to this individual as payment for these services.

Related Party Notes Payment

During late January 2004, we paid in full the notes and related accrued interest totaling approximately $49,000 owed to George Frudakis, father of our Chief Scientific Officer.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     We dismissed our accounting firm Kingery, Crouse, and Hohl on September 19, 2003 and engaged Pender, Newkirk and Company (PNC). Our Board of Directors approved the change. Kingery, Crouse, and Hohl’s reports on our consolidated financial statements for each of the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope for accounting principles, except that the report of Kingery, Crouse and Hohl on our financial statements for the fiscal year ended December 31, 2002 contains an expression of substantial doubt regarding our ability to continue as a going concern.

     There were no disagreements with our former accountants and we filed an 8K with the SEC noting the change on September 19, 2003.

Item 8A. Controls and Procedures

     Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Our directors are elected at our annual meetings by a plurality of the shares represented and our officers serve at the pleasure of the Board of Directors. Our current officers and directors are:

Name	Age	Position
Tony Frudakis	36	Director, Secretary, Chief Scientific Officer
Richard Gabriel[2]	55	Director, Chief Executive Officer, President
Hector Gomez	64	Director, Chief Medical Officer
Monica Tamborini [3]	47	Chief Financial Officer, Chief Operating Officer

[2] Married to Monica Tamborini

[3] Married to Richard Gabriel

Dr. Frudakis has served on our board and has been an officer since our inception. Dr. Gomez has served as a director since 2002 and as an officer since May of 2003. Mr. Gabriel has served as a director since 2002 and as an officer since March of 2003. Ms. Tamborini has been an officer since May of 2003.

     Tony Frudakis, Ph.D. Dr. Frudakis, our founder, has been with us since the Company’s inception. He has served in many capacities, including CEO/President. Dr. Frudakis now serves as Chief Scientific Officer (CSO) and is responsible for executing research and development goals and objectives, under the direction of the Board of Directors. As a member of the Board of Directors, Dr. Frudakis also participates in strategic planning, concentrating on his field of expertise, biologic and genomics science and innovation.

     Prior to DNAPrint genomics, Inc., Dr. Frudakis founded GAFF biologic, our predecessor in interest, in 1998. He served as its President and Chief Executive Officer. Early in his career, Dr. Frudakis was a research scientist for Corixa Corporation. While at Corixa he developed several new techniques for RNA fingerprinting, managed and executed high-throughput gene discovery programs for various cancers and was instrumental in the company’s early success in attracting research and development partners. In all, his work has resulted in a patent portfolio for over 350 unique genes and 2 products.

     Richard Gabriel. Mr. Gabriel joined us in January of 2003 as a member of our Board of Directors. As Chief Executive Officer (CEO), he, along with our other Board members, formulates and communicates strategic direction. He continues in that capacity and in addition, in March of 2003, he agreed to join us as President. In his role as President, Mr. Gabriel is responsible for and oversees all aspects of the organization.

     Prior to joining us, Mr. Gabriel consulted for several start-up companies while working as a partner at Genbiomics, LLC and as head of Life Sciences Practice at Semaphore, Inc. From 1998 until 2001, Mr. Gabriel served as Chief Executive Officer and President of Calix Corporation, parent company to Pharm-Eco Laboratories, Inc. He was one of five Core Team Members that set the overall strategic direction for Pharm-Eco Laboratories, Inc. and helped guide Pharm-Eco’s high performance self-directed organization. He obtained his MBA from Suffolk University’s Executive MBA Program, Boston, Massachusetts in 1985 and his B.S. in Chemistry from Ohio Dominican College, Columbus, Ohio in 1978.

     Hector Gomez MD, Ph.D. Dr. Gomez has served on our board of directors since March 1, 2002 and serves as Chairman of the Board. In addition, in May of 2003, Dr. Gomez agreed to join us as Chief Medical Officer (CMO). In this capacity, he is responsible for overseeing and managing our efforts to commercialize our pharmacogenomic products.

     In addition to his duties with us, he is a partner in Genbiomics, LLC, a consulting firm. From 2001 to 2002, he was Chief Executive Officer of Zengen, Inc., a biotechnology company. From 2000 to 2001, he was Chief Executive Officer of Nutri Logics, Inc., a consumer products company. Prior to joining Nutri Logics, from 1994 to 1999, he was Chief Executive Officer of Transcend Therapeutics, a biotechnology company. Concurrent with these positions, since 1999, Dr. Gomez has served as a Clinical Associate Professor of Pharmacology and Medicine at the University of South Florida, College of Medicine (voluntary faculty). His research career to date has focused on the clinical pharmacology of Hypertension, Hypokalemia, Hyperglycemia, Hyperuricemia and Hypercholesteremia drugs.

     Monica Tamborini. In May of 2003, Ms. Tamborini joined us as Chief Financial Officer (CFO) and Chief Operating Officer (COO). As CFO, Ms. Tamborini oversees and manages all accounting functions, including financial reporting, as well as helping to obtain outside capital to fund our operations. As COO, she is responsible for seeing that operations run efficiently and effectively and that we have the necessary personnel and infrastructure required to execute the Board’s strategic plan of operations.

     Prior to joining us, Ms. Tamborini had served in controller and CFO positions since 1988. From 1992 to 2001, she was CFO for Calix Corp and its subsidiary Pharm-eco Laboratories. Ms. Tamborini was also one of the five core team members for Pharm-eco Laboratories that set the overall strategic direction of the company. Her main focus was operations and finance.

     Ms. Tamborini serves on our audit committee and has been designated by our Board of Directors as our Audit Committee Financial Expert. Ms Tamborini, in the Board of Directors’ opinion, has the required experience as noted in Item 401 of the SEC rules and regulations. She has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. She also has over 20 years experience preparing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements and she has an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. Because of her positions as chief operating officer and chief financial officer, Ms. Tamborini is not “independent” with respect to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     The following table sets forth the names, number of late reports; number of late reported transactions and known that failures to file a required report with respect to required filings under Section 16(a) the Exchange Act by our officers, directors and stockholders.

Name	Late Reports	Transactions	Known Failure
Tony Frudakis	7	21	0
Richard Gabriel	2	1	0
Hector Gomez	2	1	0
Monica Tamborini	2	1	0

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and our controller. The text of the code of ethics is available for public viewing at our website at www.dnaprint.com. In addition, we will briefly describe on our website the nature of any amendment to our code of ethics and the nature of any waiver of a provision of our code of ethics, the name of the person to whom the waiver was granted, and the date of the waiver.

Item 10. Executive Compensation.

     The compensation and awards that have been earned by our executives is listed below.

Summary Compensation Table

			Restricted
			Stock	All Other
Name and Principal Capacity	Year	Salary	Awards[4]	Compensation[5]
Richard Gabriel[6]
Director, Chief Executive	2002	$0	$0	$0
Officer , President	2003	$0	$$870,000 [7]	$444,808

[4] The dollar value of the restricted stock is calculated by multiplying the closing market price of our unrestricted stock on the date of grant, May 16, 2003, by the number of shares awarded as required in instructions to Item 402(b)(2)(iii)(C). For book purposes, the value is calculated by applying a 15% discount on the closing price.

[5] Because the grantees can not sell their stock for cash to cover the tax liability that will be due, we agreed to cover the tax liability associated with the stock grant in cash by the date that the tax will be due by the grantee. This was earned in 2003 but will be paid in 2004.

Hector Gomez, M.D., Ph.D. Director, Chairman of the	2002				$20,000
Board, Chief Medical Officer	2003		$725,000	[8]	$277,988
Tony Frudakis, Ph.D.[9] Chief Scientific Officer	2001	$130,000
Director, Secretary	2002	$130,000
	2003	$130.000	$870,000	[10]	$307,888
Monica Tamborini[11] Chief Financial Officer, Chief Operations Officer	2003	$0	$580,000	[12]	$257,372

Employment Agreements

     On May 8, 2001, we entered into an Employment Agreement with Tony Frudakis, our Chief Scientific Officer. The Agreement runs for a term that commenced August 22, 2001 and expires August 22, 2005, subject to extension from year to year by mutual agreement. The Agreement provided a base salary of $95,000 per year to Dr. Frudakis. We increased this salary to $130,000 per year in 2001, and our Board of Directors may increase the salary from time to time in its discretion. The Employment Agreement also permits the Board of Directors to pay discretionary bonuses or other benefits to Dr. Frudakis. Upon termination of employment, the Agreement prohibits Dr. Frudakis from competing with the Company for a period of two years in the state of Florida. On November 30, 2001, we also entered into a Performance Stock Agreement with Dr. Frudakis that requires us to grant him 30 million shares of our restricted stock upon achieving certain milestones. The Board of Directors renegotiated the milestones in

[6] Mr. Gabriel joined our Board of Directors during 2002 and became our President in 2003.

[7] Calculated on 30,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

[8] Calculated on 25,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

[9] Dr. Frudakis has been with us since inception and has held many titles and positions during that time including CEO, President and CFO. Dr. Frudakis is currently our CSO.

[10] Calculated on 30,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

[11] Ms. Tamborini joined us in 2003.

[12] Calculated on 20,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

light of changes in the Company’s operational strategy. Thereafter, Dr. Frudakis met the milestone and we granted the stock in 2003.

     In May 2003, we entered into one-year employment agreements with Richard Gabriel, Hector Gomez, and Monica Tamborini. These agreements automatically extend for unlimited successive one-year periods unless terminated in accordance with the agreement. As consideration for the first year of employment, we have agreed to issue, at no cost to the executives, a total of 75,000,000 shares of our common stock, and to pay the related federal and state income taxes they will incur as a result of these stock grants. The Agreements prohibit them from competing with us for a period of two years from the date of termination or leaving our employ.

Compensation of Directors

     On February 22, 2002, we entered into an agreement with Dr. Gomez when he joined our board of directors. In consideration of Dr. Gomez’ agreement to serve on the Board of Directors, we granted him options to purchase 2,600,000 shares of our stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract. As of February 20, 2004 approximately 1,191,667 options to purchase shares had vested and no vested shares had been exercised. In addition, we agreed to pay him a cash director’s fee of $20,000 per year.

Fiscal Year End Option Values

(a)	(d)	(e)

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End	Value of Unexercised In-the-Money Options at Fiscal Year End

	Exercisable/Unexercisable

Hector Gomez	2,600,000	$101,400[13]

	1,191,667/1,408,333

There were no options exercised during fiscal year 2003.

[13] Calculated based on the closing price of .069 on December 31, 2003 less the exercise price of .03 multiplied by 2,600,000.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of February 20, 2004 certain information concerning beneficial ownership of shares of our stock and the approximate percentage of shares of our stock owned by (i) each person known to us to own 5% or more of the outstanding shares of stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

	Name And Address Of	Amount Of	Percentage Of
Title Of Class	Beneficial Owner [14]	Beneficial Ownership	Class[15]
Common	Tony Frudakis	60,782,937	9.39%
Common	Richard Gabriel	30,000,000	4.64%
Common	Hector Gomez	26,191,667 [16]	4.04%
Common	Monica Tamborini	20,000,000	3.09%
Common	Directors and Officers as a Group (4 persons)	135,782,937	20.98%

Securities Authorized for Issuance Under Equity Compensation Plans

[14]Unless otherwise noted, c/o DNAPrint genomics, Inc., 900 Cocoanut Avenue, Sarasota, FL 34236.

[15] Percentage of ownership is based on 547,238,171 shares of Common Stock outstanding at February 20, 2004 and the addition of the subscribed stock for the executives of 105,000,000 shares. The total shares used for percentage of class calculation is 647,238,171.

[16] Represents 25,000,000 shares directly owned by Dr. Gomez and 1,191,667 shares which may currently be acquired by exercise of options.

     The following table sets forth certain information, as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which our equity securities of the registrant are authorized for issuance.

			Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued	exercise price of	issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	8,950,000	$0.015	40,350,000

Total	8,950,000	$0.015	40,350,000

     The material features of the equity compensation plans reflected in the foregoing table are described in Note G to our financial statements contained in Item 7 of this Annual Report on Form 10-KSB, under the caption “Employee Stock Options and Awards.”

Item 12. Certain Relationships and Related Transactions.

     Until August 2003, we leased our principal office from Pacific Atlantic Corporation, a corporation controlled by George Frudakis, the father of Tony Frudakis. On October 15, 2001, we signed a lease for this space. The lease ran for 10 years at $5,333 per month plus increases annually based on increases in the Consumer Price Index. In June of 2003, we renegotiated the lease. The new two year operating lease expires on May 31, 2005 with an option to extend the lease an additional five years at monthly rent of approximately $5,400. The building was sold to JSD Sarasota, LLC on August 26, 2003.

     In connection with the renegotiation of the lease, we agreed to pay Mr. Frudakis an amount equal to 6 months rent, payable in our common stock.

     On February 24, 2002, we entered into a Consulting Agreement and a Stock Purchase Option with Jack Luchese. At the time, Mr. Luchese was one of our directors. Under these agreements, and in addition to his service as one of our directors, Mr. Luchese agreed to provide us substantial management, business development and strategic planning advice through at least May 31, 2003. The sole consideration that we were obliged to pay under the Consulting Agreement was the grant of options to purchase stock under the Stock Purchase Option.

     The Stock Purchase Option provided for the issuance of up to 28,000,000 shares of our stock to Mr. Luchese at an exercise price of $0.01 per share. As of December 31, 2002, we had recognized $50,000 of consulting expenses under this arrangement, and in January 2003, we issued 2,780,868 shares of our common stock as consideration for such liability (as noted above, because the shares were issued at a price less than the fair market value of our stock on the date of issuance, we recorded additional consulting expenses in 2003.) During the second quarter of 2003, we negotiated a Conversion Agreement with Mr. Luchese. In return for payment of $110,000, the agreement terminated all contracts between Mr. Luchese and us.

     In February 2002, we entered into a funding agreement with 4 shareholders, one of whom is Dr. Tony Frudakis, our Chief Scientific Officer, and one of our directors, and another of whom is George Frudakis, Dr. Frudakis’ father. These shareholders initially agreed to loan us $2,000,000 between March 2002 and December 2002. These loans were to be repaid along with all accrued interest at 8% on January 31, 2003. In June 2002, we elected to satisfy $509,160 of these notes through the issuance of 14,547,355 shares of our common stock.

     During October 2002 the terms of this agreement were modified, effectively terminating the participation of two of the shareholders. Pursuant to the amended agreement, the remaining two shareholders (including Dr. Frudakis and Mr. Frudakis) agreed to loan us $1,000,000 between December 2002 and December 2003. These loans were scheduled to mature, along with all accrued interest at 8%, on December 31, 2003. In the event of our default, the lenders’ only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued for satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price of our shares is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share.

     At December 31, 2003, our notes payable to related parties approximated $298,043. The notes of approximately $45,000 and accrued interest of approximately

$4,000 owed to George Frudakis were paid in full during January 2004. Subsequent to yearend, Tony Frudakis agreed to extend his funding agreement under the same terms until December 31, 2004.

     We agreed to pay one of our directors, Hector Gomez, $20,000 annually for his role as Chairman of our Board of Directors. In addition, he has an option to purchase 2,600,000 shares of our common stock at an exercise price of $0.03. The options vest over in four years.

     On April 1, 2003, we terminated a consulting agreement with GenBiomics, LLC. The original consulting agreement was signed on May 17, 2002. Since that time, two of GenBiomics members have agreed to become officers and directors of the Company. As a result, the prior consulting agreement was terminated. As of December 31, 2003, we had accrued $35,475 owed to GenBiomics for the services provided prior to the termination of the agreement. During 2003 and 2002, we recorded consulting expense related to this agreement of $10,000 and 41,250, respectively.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Plan of Merger*

10.2	Articles of Merger*

10.3	Articles of Amendment to Articles of Incorporation*

10.4	Supply & License Agreement*

10.5	Agreement & Plan of exchange between Catalyst Communications, Inc. and DNAPrint Genomics, Inc. and Shareholders. *

10.6	Equipment Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company. *

10.7	Purchase Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company. *

10.8	Employment Agreement dated may 8, 2001 between Tony Frudakis and the Company. *

10.9	Lease Agreement dated October 15, 2001 between Pacific Atlantic Corporation and the Company. *

10.10	Option Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company. *

10.11	Equipment Lease Agreement dated May 18, 2001 between Orchid Biosciences, Inc. and the Company. *

10.12	Funding and Stock Subscription Agreement dated June 8, 2001 between Tampa Bay Financial, Inc. and the Company. *

10.13	Consulting and Marketing License Agreement between the Company and Mark Neuhaus. *

10.14	Agreement dated February 22, 2002, among the Company, Tampa Bay Financial, Inc., Carl Smith, Mathew Veal, and the Company. *

10.15	Contract Genotyping Agreement dated January 15, 2002 between the Company and GenoMed LLC. *

10.16	Funding Agreement dated February 22, 2002 among the Company Tony Frudakis, George Frudakis, Carl Smith Iii, and Richard Craig Hall. *

10.17	Performance Stock Agreement dated November 30, 2001 between the Company and Tony Frudakis. *

10.18	Consulting Agreement dated February 24, 2002 between the Company and Jack Luchese. *

10.19	Stock Purchase Option dated February 25, 2002 between the Company and Jack Luchese. *

10.20	Consulting Agreement dated June 12, 2002 between Mark Shriver and the Company. *

10.21	Letter of Commitment between Mark Shriver and the Company’s Scientific Advisory Board. *

10.22	Agreement between Startup Florida and the Company. *

10.23	Service Agreement dated April 15, 2002 between Altura LLC and the Company. *

10.24	License Agreement between Penn State Research Foundation and the Company. *

10.25	Private Placement Agreement between John Oskarep and the Company. *

10.26	Consulting Agreement dated May 17, 2002 between Genbiomics LLC and the Company. *

10.27	Amendment to Consulting Agreement between Genbiomics LLC and the Company dated May 31, 2002. *

10.28	Amendment to Consulting Agreement between Mark Shriver and the Company. *

10.29	Funding Agreement between Tony Frudakis, George Frudakis and the Company. *

10.30	Securities Purchase Agreement with La Jolla Cove Investors, Inc. *

10.31	Registration Rights Agreement with La Jolla Cove Investors, Inc. *

10.32	Convertible Debenture with La Jolla Cove Investors, Inc. *

10.33	Warrant with La Jolla Cove Investors, Inc. *

10.34	Letter Agreements with La Jolla Cove Investors, Inc. *

10.35	Employment Agreement between the Company and Richard Gabriel. *

10.36	Employment Agreement between the Company and Monica Tamborini. *

10.37	Employment Agreement between the Company and Hector Gomez.*

10.38	Termination Agreement between the Company and Genbiomics, LLC. *

10.39	Lease between Florida West Construction dba Pacific Atlantic Corp and DNAPrint genomics, Inc. *

10.40	Amendment to Consulting Agreement between DNAPrint genomics, Inc. and Mark Neuhaus. *

10.41	Conversion Agreement between the Company and Jack Luchese. *

10.42	Amendment to Funding Agreement between DNAPrint genomics, Inc. and Tony Frudakis.

21	List of Subsidiaries. *

23	Consent of Pender Newkirk & Company

31.1	Rule 13a-14 Certification of Chief Executive Officer, Richard Gabriel

31.2	Rule 13a-14 Certification of Chief Financial Officer, Monica Tamborini

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Previously filed.

(b)	Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services.

     Audit Fees

     During 2002, we were billed by our accountants, Kingery, Crouse, and Hohl, approximately $36,000 for audit and review fees. During 2003, we were billed by Kingery, Crouse and Hohl, approximately $17,000 for audit and review fees associated with our 10-QSB and 10-KSB filings. In addition during 2003, we were billed by Pender, Newkirk and Company, our new accountants, approximately $49,000 for audit and review fees.

     Audit related fees

     During 2002 and 2003, we were billed by an outside accountant that we hired as a consultant to help us with our SEC filings, including our 10-KSB 2002 and our 10-QSB for March 31, 2003. We were billed approximately, $8,000 by this consultant.

     In addition, during 2003, we engaged an outside accountant to help us with our 10-KSB filing for 2003. We were billed approximately $12,000 for these services.

     Tax Fees

     During 2002, we engaged an outside accountant to file our tax returns. We were billed approximately $500 for these services. This amount was for services supplied to us for preparation of our tax forms, including form 1120. In addition, during 2003, we were billed approximately $1,400 by our accountants Pender, Newkirk and Company for the tax services that they supplied us. These services did not include the preparation and filing of our 1120 tax forms but for researching other tax issues as requested by us.

     All Other Fees

     None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNAPrint genomics, Inc.

By: /s/ Richard Gabriel

Richard Gabriel, CEO, Director

Date: March 30, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Gabriel	CEO/President	March 30, 2004
Richard Gabriel

/s/ Monica Tamborini	CFO	March 30, 2004
Monica Tamborini

/s/ Hector Gomez	Director	March 30, 2004
Hector Gomez

/s/ Tony Frudakis	Director	March 30, 2004
Tony Frudakis

40