Form 10QSB
period 2004-03-31
DNAPRINT GENOMICS INC
filed 2004-05-14
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.


( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .


                         COMMISSION FILE NUMBER: 0-31905


                             DNAPRINT GENOMICS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


             UTAH                                       59-2780520
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     900 COCOANUT AVENUE, SARASOTA, FL 34236
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (941) 366-3400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2004

                                   666,246,638


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2004
           and December 31, 2003.............................................  4

           Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2004 and 2003, and the period
           December 10, 1998 (date of inception) to March 31, 2004...........  5

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003, and the period
           December 10, 1998 (date of inception) to March 31, 2004...........  6
           Notes to Condensed Consolidated Financial Statements..............  8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 12

Item 3.    Controls and Procedures........................................... 17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 17
Item 2.    Changes in Securities............................................. 17
Item 3.    Defaults Upon Senior Securities................................... 18
Item 4.    Submission of Matters to a Vote of Securities Holders............. 18
Item 5.    Other Information................................................. 18
Item 6.    Exhibits and Reports on Form 8-K.................................. 18
           Signatures........................................................ 19
           Certifications.................................................... 20

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

         Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition fulfillment of contractual obligations by other parties and the other factors discussed in detail in our filings with the Securities and Exchange Commission.

ITEM 1.

                             DNAPRINT GENOMICS, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------

                                                                  March 31, 2004    December 31,
                                                                    (Unaudited)        2003
                                                                   ------------     ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $    756,047     $    265,921
Accounts receivable (net of allowance for doubtful accounts of
   $500 for 2004 and 2003)                                               53,132            9,303
Stock proceeds receivable                                                    --          422,955
Deferred compensation                                                    59,897          220,067
Prepaid expenses and other current assets                                89,370           83,010
                                                                   ------------     ------------
      Total current assets                                              958,446        1,001,256

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   and amortization of  $360,294 and  $321,327 for 2004 and
   2003, respectively)                                                  267,680          282,305

OTHER ASSETS                                                              5,000            5,000
                                                                   ------------     ------------

TOTAL                                                              $  1,231,126     $  1,288,561
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable                                                   $    573,645     $    582,602
Accrued Expenses                                                        291,285          256,593
Deferred Revenue                                                         47,170           62,118
Accrued compensation expense                                          1,295,797        1,283,206
Notes payable to related parties                                        253,103          298,043
Capital lease obligation                                                 39,090           59,616
                                                                   ------------     ------------
      Total current liabilities                                       2,500,090        2,542,178

Capital lease obligation - long-term                                     15,036            5,613
Accrued expenses payable with common stock                               41,865          307,865
Convertible debenture                                                   420,000          470,000
                                                                   ------------     ------------
       Total liabilities                                              2,976,991        3,325,656

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; -0- shares issued and outstanding                             --               --
Common stock, $.01 par value, 1,500,000,000 shares  authorized;
   666,246,638 and 523,898,635 shares issued and outstanding,
   respectively                                                       6,662,466        5,238,986
Common stock subscribed                                                      --        1,153,663
Additional paid-in capital                                           17,104,671       16,360,817
Deferred stock compensation                                            (274,596)        (735,356)
Deficit incurred prior to development stage                          (7,427,422)      (7,427,422)
Deficit accumulated during the development stage                    (17,810,984)     (16,627,783)
                                                                   ------------     ------------
      Total stockholders' deficit                                    (1,745,865)      (2,037,095)
                                                                   ------------     ------------
TOTAL                                                              $  1,231,126     $  1,288,561
                                                                   ============     ============

--------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                        For the
                                                                                         Period
                                                    For the           For the         December 10,
                                                     Three-            Three-        1998 (Date of
                                                     Months            Months          Inception)
                                                  Ended March       Ended March       to March 31,
                                                    31, 2004          31, 2003            2004
                                                 -------------     -------------     -------------
REVENUES                                         $     206,865     $      75,207     $   1,187,441

COST OF REVENUES                                       151,429            36,128           756,529
                                                 -------------     -------------     -------------

Gross Profit                                            55,436            39,079           430,912
                                                 -------------     -------------     -------------
OTHER OPERATING EXPENSES:
Research and development                               613,195           391,011         7,697,720
Selling, general and administrative                    599,328            91,012         6,448,283
                                                 -------------     -------------     -------------
     Total other operating expenses                  1,212,523           482,023        14,146,003
                                                 -------------     -------------     -------------

LOSS FROM OPERATIONS                                (1,157,087)         (442,944)      (13,715,091)
                                                 -------------     -------------     -------------
OTHER INCOME (EXPENSE):
Interest expense                                       (26,114)         (255,083)       (1,412,542)
Intrinsic value of convertible debt and
     non-detachable warrants                                --                --          (500,000)
Sale of option to Orchid Biosciences                        --                --           353,090
Loss on disposal of investments                             --                --          (349,006)
Stock-based settlement expense                              --                --          (152,437)
Other expense                                               --                --           (46,770)
                                                 -------------     -------------     -------------
     Total other income (expense) - net                (26,114)         (255,083)       (2,107,665)
                                                 -------------     -------------     -------------

NET LOSS BEFORE INCOME TAXES                        (1,183,201)         (698,027)      (15,822,756)

Income tax benefit                                          --                --                --
                                                 -------------     -------------     -------------

NET LOSS                                         $  (1,183,201)    $    (698,027)    $ (15,822,756)
                                                 =============     =============     =============

NET LOSS PER SHARE - Basic and Diluted           $      (0.002)    $      (0.001)           (0.040)
                                                 =============     =============     =============

SHARES USED IN COMPUTING NET LOSS PER SHARE -
Basic and Diluted                                  546,489,952       477,466,200       400,548,122
                                                 =============     =============     =============

--------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                                          For the Period
                                                                        For the Three    For the Three   December 10, 1998
                                                                         Months Ended    Months Ended   (Date of Inception)
                                                                        March 31, 2004   March 31, 2003  to March 31, 2004
                                                                        --------------   -------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (1,183,201)    $   (698,027)    $(15,822,756)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                                                38,967           24,830          527,884
  Provision for bad debts                                                          --               --           11,738
  Impairment of assets                                                             --               --          254,434
  Loss on disposal of investments                                                  --               --           11,772
  Loss on disposal of property and equipment                                       --               --            5,039
  Amortization of deferred stock compensation                                 440,810           56,500        1,104,265
  Amortization of deferred compensation                                       119,794               --          859,895
  Common stock issued for interest expense on related party notes
       payable                                                                     --               --        1,300,378
  Common stock issued for reorganization/court order                               --               --          343,000
  Common stock issued for services                                             14,000          394,882        2,250,668
  Common stock issued for bankruptcy settlement                                    --               --           28,080
  Stock issued for settlement                                                      --               --          152,437
  Intrinsic value of the convertible debt and non-detachable warrants              --               --          500,000
  Stock-based compensation                                                         --               --        1,943,906
  Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                      (43,829)         (15,074)         260,821
      Decrease (increase) in prepaid expenses and other assets                 34,016            5,894       (1,014,162)
      (Decrease) increase in accounts payable, deferred revenue and
      other accrued liabilities                                                23,378           33,525        2,351,357
                                                                         ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                        (556,065)        (197,470)      (4,931,244)
                                                                         ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (3,880)              --         (779,409)
  Proceeds from disposal of property and equipment                                 --               --           10,100
  Net bankruptcy adjustment                                                        --               --          511,274
                                                                         ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (3,880)              --         (258,035)
                                                                         ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs       1,126,576               --        3,097,048
  Proceeds from notes payable - related party                                      --          225,388        1,487,036
  Collections from stock subscriptions                                             --               --          836,960
  Proceeds from settlement with Tampa Bay Financial                                --               --          272,383
  Advances from Tampa Bay Financial, net                                           --               --          384,581
  Principal payments on capital lease obligation                              (31,565)         (21,442)        (236,942)
  Proceeds from convertible debenture                                              --               --          500,000
  Repayments of notes payable                                                 (44,940)                         (395,740)
                                                                         ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,050,071          203,946        5,945,326
                                                                         ------------     ------------     ------------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                490,126            6,476          756,047

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                    265,921           11,780               --
                                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    756,047     $     18,256     $    756,047
                                                                         ============     ============     ============

--------------------------------------------------------------------------------

(continued)

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                                 For the Period
                                                                                                  December 10,
                                                                                                 1998 (Date of
                                                              For the Three     For the Three      Inception)
                                                               Months Ended      Months Ended     to March 31,
                                                              March 31, 2004    March 31, 2003        2004
                                                              --------------    --------------   --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                             $          --      $         --     $        --
                                                              =============      ============     ===========

Interest paid                                                 $      17,283      $      2,300     $    70,583
                                                              =============      ============     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint genomics, Inc. (Florida)                          $          --      $         --     $ 1,000,000
                                                              =============      ============     ===========

Common stock issued for related party notes payable                      --      $    496,855     $ 1,211,322
                                                              =============      ============     ===========

Unrealized loss on long-term investments                      $          --      $         --     $  (222,443)
                                                              =============      ============     ===========

Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                    $          --      $         --     $ 2,000,000
                                                              =============      ============     ===========

Dividends paid in stock of Heroes, Inc.                       $          --      $         --     $(1,988,228)
                                                              =============      ============     ===========
Common stock issued for reorganization/court order
  arising from conversion of claim to stock                   $          --      $         --     $(2,905,000)
                                                              =============      ============     ===========

Conversion of  Tampa Bay Financial advances to stock                      $                 $     $   453,331
                                                              =============      ============     ===========

Equipment leased  under capital lease                         $      20,462      $         --     $   280,367
                                                              =============      ============     ===========

Deferred compensation on grants of stock options              $          --      $         --     $   925,350
                                                              =============      ============     ===========

Deferred compensation reduced for stock options cancelled     $     (19,950)     $         --     $  (190,833)
                                                              =============      ============     ===========

Stock to be issued for compensation                           $          --      $         --     $ 2,588,250
                                                              =============      ============     ===========

Debenture converted into common stock                         $      50,000      $         --     $    80,000
                                                              =============      ============     ===========

Common stock issued for satisfaction of accrued expenses      $     266,000      $         --     $   266,000
                                                              =============      ============     ===========

Warrants issued for stock issuance costs                      $      15,635      $         --     $    95,635
                                                              =============      ============     ===========

--------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc. ("DNAP Utah"), which was organized for the purpose of investing in all forms of investments was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida") through the issuance of 192,000,000 shares of its common stock which was accounted for as a pooling of interests. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiary, DNAP Florida (collectively referred to as "DNAPrint genomics, Inc." "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

DNAPrint genomics Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNATM are increasing, our forensic product, DNAWitnessTM has recently been introduced in the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial introductory stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include the accrual and related compensation and/or deferred compensation for federal and state income taxes that we have agreed to pay for various executives on stock grants. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

We estimate the various accruals we record based upon the information we have available at the time the accruals are recorded. Any changes to these estimates could impact the accrual and related expense accounts. We recorded an accrual for federal and state income taxes that we agreed to pay for various executives on stock grants based upon the information we had at the time the current financial statements were prepared. This estimate could change based upon the actual tax that is paid by the various executives compared to the accrual we booked. Some changes to these estimates could have a significant impact on the accrual and related compensation expense and or deferred compensation.

Basis of Presentation
---------------------

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2004 and 2003, and the period December 10, 1998 through March 31, 2004, (b) the financial position at March 31, 2004, and (c) cash flows for the three-month periods ended March 31, 2004 and 2003, and the period December 10, 1998 through March 31, 2004, have been made.

The unaudited condensed consolidated interim financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made herein are adequate to make the information contained herein not misleading. The accompanying condensed consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

The results of operations and cash flows for the three-month period ended March 31, 2004 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2004.

Stock Based Employee Compensation
---------------------------------

For the stock options issued to employees, we have elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three months ended March 31, 2004 and 2003:

                                                                           2004            2003
                                                                       -----------     -----------

     Net loss, as reported                                             $(1,183,201)    $  (698,027)
     Deduct:  Fair value of stock-based employee compensation costs         (7,944)        (10,549)
                                                                       -----------     -----------
     Pro forma net loss                                                $(1,191,145)    $  (708,576)
                                                                       ===========     ===========

     Loss per share:
        Basic and Diluted - as reported                                $    (0.002)    $    (0.001)
                                                                       ===========     ===========
        Basic  and Diluted - pro forma                                 $    (0.002)    $    (0.001)
                                                                       ===========     ===========

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $1,541,600 and $1,745,900 at March 31, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past couple of years, our operations have been funded through related party funding, sales of common stock, the issuance of a convertible debenture and the conversion of this debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three-month periods ended March 31, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE D - CERTAIN EQUITY TRANSACTIONS

Conversion of Debenture and Exercise of Warrants
------------------------------------------------

During the first quarter of 2004, La Jolla Cove Investors, Inc. (LJCI) converted $50,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 750,000 shares of our common stock. The combined transaction resulted in us receiving cash of $704,635, net of $45,365 of cash stock issuance costs, and issuing 21,981,712 shares of our common stock.

Warrants Issued

During the first quarter of 2004, we recorded non-cash stock issuance costs of $15,635 for warrants to purchase 341,504 shares of our common stock that were issued to our investment banking firm in accordance with our agreement. These warrants were valued using the Black Scholes Pricing Model.

Consulting Agreement
--------------------

On January 19, 2004, we accepted the services that were provided by a marketing consultant and issued 5,000,000 common stock shares that we had committed to as payment for the services. The shares were valued at the quoted market price of $0.056 based on the date the services were completed. As a result of the transaction, we recorded approximately $14,000 of consulting expense during the first quarter of 2004 and reduced accrued expenses by the remaining $266,000.

Stock Subscribed
----------------

During the first quarter of 2004, we issued the 115,366,291 shares of our common stock that was issuable at December 31, 2003. This included: 105,000,000 shares of our common stock issued to four of our executive management in accordance with their agreements with us: 10,309,120 shares of our common stock issued to LJCI as part of our agreement with them; and, 57,171 shares of our common stock issued to two service providers in return for their services to us.

NOTE E- RELATED PARTY TRANSACTIONS

Related Party Notes Payment
---------------------------

During late January 2004, we paid, in cash and in full, the notes and related accrued interest totaling approximately $49,000 owed to George Frudakis, the father of our Chief Scientific Officer.

NOTE F- COMMITMENTS

During first quarter of 2004, we purchased, through a capital lease, computer equipment. In order qualify for the lease; the financing company required a letter of credit. Our bank issued a letter of credit of approximately $20,129 and required that we purchase a certificate of deposit in the amount of the letter of credit. We recorded the restricted certificate of deposit in other current assets at March 31, 2004.

NOTE G- CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of this matter, we do not anticipate that this matter will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

NOTE H- SUBSEQUENT EVENTS

From April 1 through April 23, 2004, LJCI converted $13,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 195,000 shares of our common stock. The combined transactions resulted in us receiving cash of $183,225, net of $11,775 stock issuance costs, and issuing 6,639,271 shares of our common stock.

During April 2004, we paid, in cash, $550,000 of the approximately $1,219,000 bonus owed to four of our executive management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2002 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2003 and March 31, 2004 and the financial statements as of and for the three months ended March 31, 2004 and 2003 included with this Form 10-QSB.

Critical Accounting Policies
----------------------------

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

Asset Impairment
----------------

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

Accruals and deferred compensation
----------------------------------

We estimate the various accruals we record based upon the information we have available at the time the accruals are recorded. Any changes to these estimates could impact the accrual and related expense accounts. We recorded an accrual for federal and state income taxes that we agreed to pay for various executives on stock grants based upon the information we had at the time the entry was recorded. This estimate could change based upon the actual tax that is paid by the various executives compared to the accrual we booked. Any changes to these estimates could impact the accrual and related compensation expense and/or deferred compensation.


Allocation of Research and Development Costs
--------------------------------------------

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees' time. We continue to refine our process of estimating specific invoice costs to research and development as well as our process of identifying time associated with research and development. These refinements to estimates could impact our income statement expense categories of research and development, cost of sales and selling, general and administrative.

                                     Summary
                                     -------

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in generation of significant revenues. Initially, management's efforts focused on developing licensing relationships from our research and development. Beginning in 2003, management chose to focus on increasing sales volumes in the consumer market and building sales in the forensic market while continuing to develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA(TM) are increasing, our forensic product, DNAWitness(TM) has just been introduced to the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial stage.

A priority of management throughout 2003 was to raise the capital necessary to fund the implementation of their strategic plan. Late in 2003, we successfully secured initial funding of $8,000,000. During 2003, management began to implement the strategic plan, and throughout 2004 management expects to continue to implement and refine operational procedures and controls to support future growth and development. We intend to support research and development as a vital component of our overall growth strategy. We will also conduct research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are familiar with our technology and products, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against this background.

                              RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003
--------------------------------------------------------------------------------

Revenues and Cost of Sales
--------------------------

During the three months ended March 31, 2004 and 2003, revenues were approximately $206,900 and $75,200 respectively. An approximately $131,700 increase in revenues from the prior period is a 175% increase. These revenues arise from: providing commercial genotyping and contract sequencing services to select customers, sales of our genealogy product, ANCESTRYbyDNA(TM), and sales of our forensic product, DNAWitness(TM). In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of approximately $47,200 as of March 31, 2004. Deferred revenue resulted from some ANCESTRYbyDNA(TM) client testing that was not complete as of March 31, 2004. These amounts will be recognized as revenue in the second quarter of 2004.

We believe the increased interest in our ANCESTRYbyDNA(TM) products is a result of certain media exposure that we received during 2003 and continue to receive in 2004. In addition, and as part of our operational plan, we began to advertise in a genealogic periodical, "Family Tree". We plan to continue and add to our advertising campaign throughout 2004, as cash flow permits. Overall, our goal is to focus on increasing market awareness of all of our products, particularly within the consumer and forensic markets.

Cost of sales increased from approximately $36,100 (48% of revenues) in the three months ended March 31, 2003 to approximately $151,400 (73% of revenues) in the three months ended March 31, 2004. The increase of approximately $115,300 of cost of sales is primarily due to the increase of revenues in 2004 compared to 2003. Because of the small sales volume and our dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. Some differences could also arise from our refinement of our estimate and allocation of research and development costs.

Research and Development Expenses
---------------------------------

We continue to support research and development efforts for all of our products. During the first quarter of 2004, our efforts concentrated on our pharmacogenomics and DNAWitness(TM) products. As a result of our past research, we were able to introduce a new version of our consumer product ANCESTRYbyDNA(TM). The new release, ANCESTRYbyDNA(TM) 2.5 was introduced in early 2004. This test increases the 71 marker assay of version 2.0 to 175 markers, improving accuracy over version 2.0. In addition, version 2.5 provides the platform to build version 3.0 that is expected to expand the current four categories of genetic heritage to up to 20 categories.

For the three-month periods ended March 31, 2004 and 2003, our research and development costs were approximately $613,200 and $391,000, respectively. Our research and development costs consist primarily of raw materials and laboratory supplies, equipment expense, and facilities and employment-related costs. The increase of approximately $222,200 in research and development expense resulted primarily from the increased effort in the current period as compared to the prior period. During 2003, restricted cash flow resulted in a planned reduction of our research and development efforts. Some differences could also result from our refinement in estimates and allocation of research and development costs.

Because we are in the development stage of our business, it is not possible to directly correlate research and development costs to our future costs. We will continue to support research and development as our long-term business develops and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic product, OvanomeTM, to commercialization, our development costs for this product will increase in 2004. In addition, as we move other pharmacogenomic products forward, our research and development costs will likely increase proportionately.

Selling, General and Administrative Expenses
--------------------------------------------

Another significant component of our operating expenses is selling, general and administrative expenses. These expenses in general are from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent filings and maintenance, a lawsuit against a former employee and preparation of our securities law filings, and (iii) administrative and other salaries and expenses.

We incurred selling, general and administrative expenses of approximately $599,300 and $91,000 during the respective three-month periods ended March 31, 2004 and 2003. The approximately $508,300 increase is due to many factors. Professional fees, including accounting, patent and general legal costs have increased significantly over the period as well as an increase in salaries including the stock-based compensation received by our three top executives. In addition, insurance expenses have increased as well as marketing and sales expense. Some differences could also arise from our refinement of our estimate and allocation of research and development costs.

As discussed in Research and Development expenses, we similarly are not able to extrapolate current general and administrative costs to our future costs. As our long-term business develops, it is anticipated our general and administrative costs will increase with revenue growth. For example, to increase sales, an increase in marketing and sales expenditures will be required to broaden and expand our market awareness and penetration. We expect all costs associated with normal marketing and sales activities to increase including trade shows, advertising, promotion, and marketing and sales tools such as brochures and sales pamphlets. Over the long-term, as we become an established business, it is anticipated that our costs will be comparable to other similar businesses of our size and type.

Interest Expense
----------------

During the three months ended March 31, 2004, we recognized approximately $26,100 of interest expense as compared to approximately $255,000 during the three months ended March 31, 2003. Of the $26,100, approximately $16,600 is interest associated with our debenture and the remaining amount is interest on a loan from a related party and interest associated with various capital leases. The decrease of approximately $228,900 is primarily due to the elimination of related party funding and the associated non-cash interest that we recognized as a result of the funding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
-------

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the three months ended March 31, 2004 and 2003 was approximately $556,000 and $197,500 respectively. We also invested in equipment and computers of approximately $24,400 (of which approximately $20,000 was financed) and had principal payments on capital lease obligations of approximately $31,600 and note repayments of approximately $44,900. The resulting cash shortfall was financed primarily through sales of common stock and the issuance of a convertible debenture and in earlier quarters through related party funding.

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available products, ANCESTRYbyDNA(TM) and DNAWitness(TM). Our efforts are ongoing; however, it is difficult to predict what revenue stream, if any, they will generate.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. If additional funding is needed, we will attempt to raise these funds through borrowing instruments or raising additional equity. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $1,541,600 and $1,745,900 at March 31, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

CAPITAL EXPENDITURES
--------------------

During 2004, we anticipate developing the required infrastructure to realize our 2004 operational growth plan, including acquiring or leasing property, equipment and other operating assets.

We are actively seeking to acquire or lease a new building that has 15,000 to 20,000 square feet with additional expansion potential. We estimate that lease costs will be between $15 and $25 per square foot. This does not include leasehold improvements or other associated costs such as utilities, taxes and maintenance. The initial build out of 7,000 square feet is estimated at approximately $780,000 which includes laboratory, office and warehouse space. Additional costs for equipment, furniture and fixtures are estimated at approximately $257,000. Timing of the incurrence of the expense will depend upon the length of time required to find the appropriate facility.

In addition, it is anticipated that new laboratory and computer equipment will be purchased during 2004. Computer purchases for programming, modeling and business use is estimated at approximately $100,000 and scientific and business programs and software at approximately $65,000. Capital expenditures for laboratory equipment are estimated at approximately $500,000 that includes a new robotic SNP machine at a value of approximately $250,000.

During the first quarter of 2004, in line with our capital expenditure plan, we purchased new laboratory equipment for approximately $3,900 and financed new computers for approximately $20,500. Capital expenditures are expected to continue throughout 2004 as our operational plans are realized and cash flow allows.

ITEM 3. Controls and Procedures
        -----------------------

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

PART II  OTHER INFORMATION
--------------------------

ITEM 1. Legal Proceedings
        -----------------

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

The Complaint against the former employee alleges that a former employee of DNAPrint inappropriately took confidential company materials upon his leaving the Company's employ and that he disclosed or he threatened to disclose proprietary company information. The Complaint seeks relief for the Company through a return of all Company property and seeks a permanent injunction against further and future disclosures by the Defendant. The Complaint also asks that the Court award the Company its attorney's fees and related costs.


ITEM 2.  Changes in Securities
         ---------------------

Use of Proceeds
---------------

We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statement has commenced, and as of March 31, 2004, we had received $1,700,000 in total proceeds associated with the offering. We incurred stock issuance costs and fees of $169,973 for a net receipt of $1,530,027.

The offering relates to the issuance to La Jolla Cove Investors, Inc. ("LJCI") of a $500,000, 8% convertible debenture with attached warrants. We pay interest on a monthly basis with a principal balloon payment due on the maturity date of November 24, 2005. Under the agreement, LJCI must convert at least 5% of the face value of the debenture, and exercise the related warrants, each calendar month.

We received $1,230,000 in proceeds during the first quarter of 2004 and incurred $73,425 in associated stock issuance costs and fees. During the quarter, we used approximately $637,000 of the total net proceeds for working capital, including payroll of approximately $133,500, lease and note repayments of approximately $77,000, and miscellaneous monthly payments to our vendors for materials and supplies of approximately $422,600. We also purchased laboratory equipment for approximately $3,900, leaving a cumulative balance of the net proceeds of the offering of approximately $575,400. Cumulative use of proceeds is approximately $954,700 comprised of payroll of approximately $182,500, lease and note repayments of approximately $85,700, working capital of approximately $682,600 and equipment purchases of approximately $3,900. We intend to use the remaining net proceeds from the offering for the purchase of capital equipment and for working capital. In addition, we may use a portion of the proceeds to fund acquisitions or lease real property.

Issuance of Unregistered Securities
-----------------------------------

During the first quarter of 2004, we issued a total of 110,057,171 shares of our common stock, 5,057,171 in exchange for services valued at approximately $282,238 and 105,000,000 to four of our executives in exchange for their services to us, valued at $1,827,000. These shares were issued to two of our consultants, an attorney and four of our executives all of whom are accredited or sophisticated investors. We believe the transactions were exempt from registration under Rule 506 promulgated under the Securities Act of 1933 and
Section 4(2) of such Act. The offerings were not underwritten.

ITEM 3.  Defaults upon Senior Securities.
         -------------------------------

         NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         NONE

ITEM 5.  Other Information
         -----------------

         NONE

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits

                  10.43 Addendum to Convertible Debenture and Warrant to Purchase Common Stock

                  10.44 Research Collaboration Agreement with H. Lee Moffitt Cancer Center and Research Institute, Inc.

                  10.45 Termination of License Agreement between DNAPrint genomics, Inc. and The Penn State Research Foundation effective July 25, 2002.

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Monica Tamborini

                  32.1     Section 1350 Certification, Richard Gabriel

                  32.2     Section 1350 Certification, Monica Tamborini


         (b) Reports on Form 8-K.

                     NONE



SIGNATURES
----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         DNAPrint genomics, Inc.
                                                         Registrant


Signature                           Title                           Date
---------                           -----                           ----

/s/ Richard Gabriel                 President and Chief             May 14, 2004
-----------------------             Executive Officer
Richard Gabriel

/s/ Monica Tamborini                Chief Financial Officer         May 14, 2004
-----------------------
Monica Tamborini