Form 10QSB
period 2004-06-30
DNAPRINT GENOMICS INC
filed 2004-08-13
CIK 1127354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

( )	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to _______________.

Commission File Number: 0-31905

DNAPrint genomics, Inc.
(Exact name of registrant as specified in charter)

Utah	59-2780520

(Stateor other jurisdiction of	(I.R.S. Employer Identification No.)
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

YES ( X )    NO (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 9, 2004

718,756,544

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

Item 1.

DNAPrint genomics, Inc.
(A Developmental Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31,
	(Unaudited)	2003

ASSETS

CURRENT ASSETS:
Cash	$185,710	$265,921
Accounts receivable (net of allowance for doubtful accounts of $500 for 2004 and 2003)	132,907	9,303
Stock proceeds receivable	70,445	422,955
Deferred compensation	—	220,067
Prepaid expenses and other current assets	134,319	83,010

Total current assets	523,381	1,001,256

PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $419,512 and $321,327 for 2004 and 2003, respectively)	221,062	282,305

OTHER ASSETS	5,000	5,000

TOTAL	$749,443	$1,288,561

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$451,914	$582,602
Accrued Expenses	226,567	256,593
Deferred Revenue	38,928	62,118
Accrued compensation expense	758,460	1,283,206
Notes payable to related parties	253,103	298,043
Capital lease obligation	15,311	59,616

Total current liabilities	1,744,283	2,542,178

Capital lease obligation – long-term	11,030	5,613
Accrued expenses payable with common stock	41,865	307,865
Convertible debenture	363,000	470,000

Total liabilities	2,160,178	3,325,656

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.01 par value, 1,500,000,000 shares authorized; 698,683,864 and 523,898,635 shares issued and outstanding, respectively	6,986,839	5,238,986
Common stock subscribed	1,954	1,153,663
Additional paid-in capital	17,645,356	16,360,817
Deferred stock compensation	(48,567)	(735,356)
Deficit incurred prior to development stage	(7,427,422)	(7,427,422)
Deficit accumulated during the development stage	(18,568,895)	(16,627,783)

Total stockholders' deficit	(1,410,735)	(2,037,095)

TOTAL	$749,443	$1,288,561

See notes to consolidated financial statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					December 10,
	Three months ended June 30,		Six months ended June 30,		1998 to
					June 30,
	2004	2003	2004	2003	2004

REVENUES	$276,413	$255,235	$483,278	$330,442	$1,463,854

COST OF SALES	175,174	96,212	326,603	132,340	931,703

Gross Profit	101,239	159,023	156,675	198,102	532,151

OTHER OPERATING EXPENSES:
Research and development	428,019	1,735,792	1,041,214	2,126,803	8,125,739
General and administrative	409,126	1,058,381	1,008,454	1,149,393	6,857,409

Total operating expenses	837,145	2,794,173	2,049,668	3,276,196	14,983,148

LOSS FROM OPERATIONS	(735,906)	(2,635,150)	(1,892,993)	(3,078,094)	(14,450,997)

OTHER INCOME (EXPENSES):
Interest expense	(22,005)	(430,661)	(48,119)	(685,744)	(1,434,547)
Intrinsic value of convertible debt and non-detachable warrants	—	—	—		(500,000)
Sale of option to Orchid Biosciences	—	—	—	—	353,090
Loss on disposal of investments	—	—	—	—	(349,006)
Stock based settlement expense	—	(90,510)	—	(90,510)	(152,437)
Other expense	—	—	—	—	(46,770)

Total other income (expense) - net	(22,005)	(521,171)	(48,119)	(776,254)	(2,129,670)

NET LOSS BEFORE INCOME TAXES	(757,911)	(3,156,321)	(1,941,112)	(3,854,348)	(16,580,667)

Income tax benefit	—	—	—	—	—

NET LOSS	$(757,911)	$(3,156,321)	$(1,941,112)	$(3,854,348)	$(16,580,667)

NET LOSS PER SHARE - Basic and Diluted	$(0.001)	$(0.007)	$(0.003)	$(0.008)	$(0.040)

WEIGHTED AVERAGE SHARES
OUTSTANDING - Basic and Diluted	683,231,870	485,291,400	615,643,043	482,842,400	413,351,038

See notes to consolidated financial statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For the Six	For the Six	December 10, 1998
	Months Ended	Months Ended	(Date of Inception)
	June 30, 2004	June 30, 2003	to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,941,112)	$(3,854,348)	$(16,580,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,185	49,660	587,102
Provision for bad debts	—	—	11,738
Impairment of assets	—	—	254,434
Loss on disposal of investments	—	—	11,772
Loss on disposal of property and equipment	—	—	5,039
Amortization of deferred stock compensation	666,839	113,000	1,330,294
Amortization of deferred compensation	179,691	—	919,792
Common stock issued for interest expense on related party notes payable	—	643,401	1,300,378
Common stock issued for reorganization/court order	—	—	343,000
Common stock issued for services	21,477	782,592	2,258,145
Common stock issued for bankruptcy settlement	—	—	28,080
Stock issued for settlement	—	—	152,437
Intrinsic value of the convertible debt and non-detachable warrants	—	—	500,000
Stock-based compensation	—	1,084,781	1,943,906
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(123,604)	(25,730)	181,046
Decrease (increase) in prepaid expenses and other assets	(51,309)	3,160	(1,099,487)
(Decrease) increase in accounts payable, deferred revenue and other accrued liabilities	(668,274)	821,177	1,659,705

NET CASH USED IN OPERATING ACTIVITIES	(1,818,107)	(382,307)	(6,193,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,480)	—	(792,009)
Proceeds from disposal of property and equipment	—	—	10,100
Net bankruptcy adjustment	—	—	511,274

NET CASH USED IN INVESTING ACTIVITIES	(16,480)	—	(270,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock issuance costs	1,858,666	543,679	3,829,138
Proceeds from notes payable – related party	—	254,153	1,487,036
Collections from stock subscriptions	—	—	836,960
Proceeds from settlement with Tampa Bay Financial	—	—	272,383
Advances from Tampa Bay Financial, net	—	—	384,581
Principal payments on capital lease obligation	(59,350)	(25,716)	(264,727)
Proceeds from convertible debenture	—	—	500,000
Repayments of notes payable	(44,940)		(395,740)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,754,376	772,116	6,649,631

NET INCREASE IN CASH AND CASH EQUIVALENTS	(80,211)	389,809	185,710

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	265,921	11,780	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$185,710	$401,589	$185,710

(continued)

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			For the Period
			December 10,
			1998
	For the Six	For the Six	(Date of
	Months Ended	Months Ended	Inception)
	June 30, 2004	June 30, 2003	to June 30, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Income taxes paid	$—	$—	$—

Interest paid	$27,891	$56,934	$81,191

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscriptions receivable arising from acquisition of
DNAPrint genomics, Inc. (Florida)	$—	$—	$1,000,000

Common stock issued for related party notes payable	—	$496,855	$1,211,322

Unrealized loss on long-term investments	$—	$—	$(222,443)

Common stock issued for land subsequently swapped for investment in Heroes, Inc.	$—	$—	$2,000,000

Dividends paid in stock of Heroes, Inc.	$—	$—	$(1,988,228)

Common stock issued for reorganization/court order arising from conversion of claim to stock	$—	$—	$(2,905,000)

Conversion of Tampa Bay Financial advances to stock	$	$	$453,331

Equipment leased under capital lease	$20,462	$—	$280,367

Deferred compensation on grants of stock options	$—	$—	$925,350

Deferred compensation reduced for stock options cancelled	$(19,950)	$—	$(190,833)

Stock (issued)/to be issued for compensation	$(2,588,250)	$1,807,969	$—

Debenture converted into common stock	$107,000	$—	$137,000

Common stock issued for satisfaction of accrued expenses	$266,000	$—	$266,000

Warrants issued for stock issuance costs	$47,837	$—	$127,837

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended June 30, 2004 and 2003, and the period December 10, 1998 through June 30, 2004, (b) the financial position at June 30, 2004, and (c) cash flows for the six-month periods ended June 30, 2004 and 2003, and the period December 10, 1998 through June 30, 2004, have been made.

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

The results of operations and cash flows for the six-month period ended June 30, 2004 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2004.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation – transition and disclosure", an amendment of SFAS No. 123 for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$(757,911)	$(3,156,321)	$(1,941,112)	$(3,854,348)
Deduct: Fair value of stock-based employee
compensation costs	(7,944)	(10,549)	(15,888)	(21,098)

Pro forma net loss	$(765,855)	$(3,166,870)	$(1,957,000)	$(3,875,446)

Loss per share:
Basic and Diluted – as reported	$(0.001)	$(0.007)	$(0.003)	$(0.008)

Basic and Diluted – pro forma	$(0.001)	$(0.007)	$(0.003)	$(0.008)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $1,220,902 and $1,410,735 at June 30, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past couple of years, our operations have been funded through related party funding, sales of common stock, the issuance of a convertible debenture and the conversion of this debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE C – LOSS PER COMMON SHARE

Common stock equivalents in the three- and six-month periods ended June 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE D – CERTAIN EQUITY TRANSACTIONS

Conversion of Debenture and Exercise of Warrants

During the first six months of 2004, La Jolla Cove Investors, Inc. (LJCI) converted $107,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 1,605,000 shares of our common stock. The combined transaction resulted in us receiving cash of $1,437,380, net of $97,175 of cash stock issuance costs, recording a stock proceeds receivable of $70,445 at June 30, 2004 and issuing 54,133,938 shares of our common stock. The $70,445 was received in July 2004.

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

During the six months ended June 30, 2004, we issued 100,000 shares of our common stock in accordance with an agreement with a consultant. Based upon the date the services were completed, 50,000 shares were valued at the quoted market price of $0.03 and 50,000 shares were valued at the quoted market price of $0.042. As a result of this transaction, we recorded approximately $3,600 of consulting expense during the first six months of 2004. At June 30, 2004, we owed an additional 195,418 shares of our common stock to this consultant. The shares were valued at the quoted market price of $0.26 based upon the date the services were completed which resulted in us recording $3,877 of consulting expense during the first six months of 2004. At June 30, 2004, $1,954 is recorded as stock subscribed.

Stock Subscribed

During the first six months of 2004, we issued the 115,366,291 shares of our common stock that was issuable at December 31, 2003. This included: 105,000,000 shares of our common stock issued to four of our executive management in accordance with their agreements with us:10,309,120 shares of our common stock issued to LJCI as part of our agreement with them; and, 57,171 shares of our common stock issued to two service providers in return for their services to us.

Options Exercised

During the first six months of 2004, we issued 185,000 shares of our common stock in a cashless exercise of stock options by an employee.

NOTE E– RELATED PARTY TRANSACTIONS

During late January 2004, we paid, in cash and in full, the notes and related accrued interest totaling approximately $49,000 owed to the father of a shareholder. The note holder has filed suit seeking payment of these monies with discounted stock as opposed to cash. (See Note G below.)

During April 2004, we paid, in cash, $550,000 of the approximately $1,219,000 bonus owed to four of our executive management.

NOTE F– COMMITMENTS

During 2004, we purchased, through a capital lease, computer equipment. In order to qualify for the lease; the financing company required a letter of credit. Our bank issued a letter of credit of approximately $20,129 and required that we purchase a certificate of deposit in the amount of the letter of credit. We recorded the restricted certificate of deposit in other current assets at June 30, 2004.

On May 3, 2004, we entered into a six-month consulting agreement with a consultant. The agreement calls for the consultant to provide business and scientific support for our pharmacogenomic and forensic products and research. The consultant will be compensated $5,000 per month, payable at month end and will not exceed $60,000 per year. At termination of the agreement and if consultant has successfully performed the services as outlined in Exhibit A of the agreement, the consultant shall be awarded warrants for the purchase of common stock with a value equal to 25% of the total compensation received under the agreement. The value shall be the average of the closing price of the stock for the five days preceding the grant of the warrants. The exercise price of the warrants shall be $0.04 per share. The warrants shall expire two years from the date of grant. The agreement is renewable with written consent of both parties and is cancelable by either party with 30 days written notice.

NOTE G-CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

On June 17, 2004, a promissory note holder filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida. This matter involves a claim for payment due under certain promissory notes that we issued to the note holder. On numerous occasions, we have tendered all monies due and owing to the note holder. The note holder does not dispute that such monies were tendered, but rather has taken the position that he is entitled to payment in discounted stock as opposed to cash. We have filed a counterclaim for unjust enrichment as to benefits conferred upon the note holder without our knowledge or consent.

NOTE H– SUBSEQUENT EVENTS

From July 1 through July 19, 2004, LJCI converted $15,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 225,000 shares of our common stock. The combined transactions resulted in us receiving of $211,465, net of $13,535 stock issuance costs, and issuing 11,637,220 shares of our common stock.

On April 29, 2004, the Board of Directors voted to amend the 2001 Scientist Stock Option Plan. The Plan was amended by increasing the original options available under the plan from 19,200,000 to 45,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2003 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2003 and June 30, 2004 and the financial statements for the three and six months ended June 30, 2004 and 2003 included with this Form 10-QSB.

Critical Accounting Policies

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

Summary

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in generation of significant revenues. Initially, management's efforts focused on developing licensing relationships from our research and development. Beginning in 2003, management chose to focus on increasing sales volumes in the consumer market and building sales in the forensic market while continuing to develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNATM are increasing, our forensic product, DNAWitnessTM has recently been introduced to the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial stage.

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

Results of Operations

Three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003

Revenues and Cost of Sales

During the three and six months ended June 30, 2004 and 2003, revenues were approximately $276,413 and $483,278 for 2004 and $255,235 and $330,442 for 2003, respectively. An approximately $21,178 increase in revenues from the three month prior period is an 8.3% increase while an approximately $152,836 increase in revenues from the six month prior period is a 46.25% increase. These revenues arise from: providing commercial genotyping and contract sequencing services to select customers, sales of our paternity testing, sales of our genealogy product, ANCESTRYbyDNATM, and sales of our forensic product, DNAWitnessTM. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of approximately $38,900 as of June 30, 2004. Deferred revenue resulted from some ANCESTRYbyDNATM client testing that was not complete as of June 30, 2004. These amounts will be recognized as revenue in the third quarter of 2004.

We believe the increased interest in our ANCESTRYbyDNATM and our DNAWitnessTM products is a result of certain media exposure that we received during 2003 and continue to receive in 2004. In addition, and as part of our operational plan, we began to advertise ANCESTRYbyDNATM in a genealogy periodical, "Family Tree" and we highlighted our DNAWitnessTM product with its introduction to the Lynn Peavey catalog and through attendance to industry trade shows and presentations. We plan to continue and add to our advertising and presentation campaign throughout 2004, as cash flow permits. Overall, our goal is to focus on increasing market awareness of all of our products, particularly within the consumer and forensic markets.

Cost of sales increased from approximately $96,212 (38% of revenues) in the three months ended June 30, 2003 to approximately $175,174 (64% of revenues) in the three months ended June 30, 2004. The increase of approximately $78,962 of cost of sales over the three month prior period is due to the increase of revenues in 2004 compared to 2003 and from our refinement of our estimate and allocation of research and development costs. Cost of sales increased from approximately $132,340 (40% of revenues) in the six months ended June 30, 2003 to approximately $326,603 (68% of revenues) in the six months ended June 30, 2004. The increase of approximately $194,263 is due to the increase of sales from the prior period and from our refinement of our estimate and allocation of research and development costs. Because of the small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. It is anticipated that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues, our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research and Development Expenses

We continue to conduct research and development for all of our products. During the second quarter of 2004, our efforts included work in pharmacogenomics, consumer products and forensics. As a result of our past research, in early June of 2004, we introduced a new tool available to our forensic customers. We compiled a volunteer photo database that we can use to help investigators visualize the DNA donor. This new tool augments the effectiveness of our product, DNAWitnessTM.

We continued our research and development efforts in eye color and our CSO, Dr. Tony Frudakis, in collaboration with an Australian pigmentation genetics expert, co-authored a publication that was recently released in a peer reviewed journal. Product acceptance in the forensic market is linked to technology validity. The fact that our results were reproduced by an independent source is very important. This important step, amongst the many needed, helps establish and confirm the validity of our technology to the scientific and forensic fields.

We continued to devote research effort to expanding ANCESTRYbyDNATM 2.5 to include additional groups, such as northern European, Mediterranean and Middle Eastern and within pharmacogenomics, we continued to evaluate and analyze our preliminary results and to extend those results to other patients' samples for Taxol, Statins, and Ace inhibitor work.

For the three-month periods ended June 30, 2004 and 2003, our research and development costs were approximately $428,019 and $1,735,792, respectively and for the six month periods ended June 30, 2004 and 2003, our research and development costs were approximately $1,041,214 and $2,126,803, respectively. Our research and development costs consist primarily of raw materials and laboratory supplies, equipment expense, and facilities and employment-related costs. The decrease in the current three month period of approximately $1,307,773 and the decrease in the current six month period of approximately $1,085,589 in research and development expense resulted primarily from our CSO's prior period stock grant and the associated tax bonus and somewhat to the effort in the current period as compared to the prior period. During 2003, restricted cash flow resulted in a planned reduction of our research and development efforts. Some differences could also result from our refinement in estimates and allocation of research and development costs.

Because we are in the development stage of our business, it is not possible to directly correlate research and development costs to our future costs. We will continue to support research and development as our long-term business develops, and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic product, OvanomeTM, to commercialization, it is anticipated that development costs for this product will increase throughout 2004. In addition, as we move other pharmacogenomic products forward, our research and development costs will likely increase proportionately.

Selling, General and Administrative Expenses

Another significant component of our operating expenses is selling, general and administrative expenses. These expenses in general are from (i) accounting and other fees associated with preparing the audited financial statements and other regulatory compliance activities, (ii) legal fees associated with our patent filings and maintenance, litigation and preparation of our securities law filings, and (iii) administrative and other salaries and expenses.

We incurred selling, general and administrative expenses of approximately $409,126 and $1,058,381 during the respective three-month periods ended June 30, 2004 and 2003 and approximately $1,008,454 and $1,149,393 during the respective six-month periods ended June 30, 2004 and 2003. The approximately $649,255 decrease in the three-month periods is due primarily to a reduction in consulting expense associated with a marketing consultant. The approximately $140,939 reduction in the six-month period is also associated with the reduction in the marketing consultant expense but at the same time, other expenses such as professional fees, including accounting and legal costs increased over the prior period. In addition, insurance expenses increased as well as marketing and sales expense. Some differences could also arise from our refinement of our estimate and allocation of research and development costs.

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

Interest Expense

During the three and six months ended June 30, 2004, we recognized approximately $22,005 and $48,119 respectively of interest expense as compared to approximately $430,661 and $685,744 during the three and six months ended June 30, 2003, respectively. Of the $22,005 interest expense for the quarter ended June 30, 2004, approximately $17,000 is interest associated with our debenture and the remaining amount is interest on a loan from a related party and interest associated with various capital leases. Of the approximately $48,100 interest expense for the six-month period ended June 30, 2004, approximately $30,800 is interest associated with our debenture and the remaining approximately $17,300 is interest on a loan from a related party and interest associated with various capital leases. A decrease of approximately $408,700 and $637,600, respectively from the three and six month period ended June 30, 2004 as compared to the three and six months period ended June 30, 2003 is primarily due to the elimination of related party funding and the associated non-cash interest that we recognized as a result of the funding.

Liquidity and Capital Resources

General

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the six months ended June 30, 2004 and 2003 was approximately $1,818,107 and $382,307 respectively. We also invested in equipment, software and computers of approximately $37,000 (of which approximately $20,000 was financed) and had principal payments on capital lease obligations of approximately $59,400 and note repayments of approximately $44,900. The resulting cash shortfall was financed primarily through sales of common stock and the issuance of a convertible debenture and in earlier quarters through related party funding.

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available products, ANCESTRYbyDNATM and DNAWitnessTM. Our efforts are ongoing; however, it is difficult to predict what revenue stream, if any, they will generate.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $1,220,902 and $1,410,735 at June 30, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

During the first quarter of 2004, in line with our capital expenditure plan, we purchased new laboratory equipment for approximately $3,900 and financed new computers for approximately $20,500. During the second quarter of 2004 we purchased scientific software for approximately $12,600. Capital expenditures are expected to continue throughout 2004 as our operational plans are realized and cash flow allows.

Item 3. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-1(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared ..

(b) In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

PART II OTHER INFORMATION

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

Our Complaint alleges that a former employee inappropriately took confidential company materials and then disclosed or threatened to disclose the information. The Complaint seeks return of the property, a permanent injunction against further and future disclosures by the employee, attorney's fees and related costs.

On June 17, 2004, a promissory note holder (who is also a shareholder of the Company) filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida. This matter involves a claim for payment due under certain promissory notes that we issued to the note holder. We have tendered, on numerous occasions, all monies due and owing to the promissory note holder. The promissory note holder does not dispute that such monies were tendered, but rather has taken the position that he is entitled to payment in discounted stock as opposed to cash. We have filed a counterclaim for unjust enrichment as to benefits conferred upon the promissory note holder without our knowledge or consent.

Item 2. Changes in Securities

Use of Proceeds

We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statement has commenced, and as of June 30, 2004, we had received $2,480,000 in total proceeds associated with the offering. We incurred stock issuance costs and fees of $217,883 for a net receipt of $2,262,117.

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

We received $780,000 in proceeds during the second quarter of 2004 and incurred $47,910 in associated stock issuance costs and fees. During the quarter, we used approximately $1,302,000 of the total net proceeds for payroll of approximately $756,000, lease and note repayments of approximately $27,000, and miscellaneous monthly payments to our vendors for materials and supplies of approximately $506,000. We also purchased equipment for approximately $13,000, leaving a cumulative balance of the net proceeds of the offering of approximately $5,000. Cumulative use of proceeds is approximately $2,257,000 comprised of payroll of approximately $938,000, lease and note repayments of approximately $113,000, working capital of approximately $1,189,000 and equipment purchases of approximately $17,000. We intend to use the remaining net proceeds from the offering for the purchase of capital equipment and for working capital. In addition, we may use a portion of the proceeds to fund acquisitions or lease real property.

Issuance of Unregistered Securities-

During the second quarter of 2004, we issued a total of 100,000 shares of our common stock in exchange for services valued at approximately $3,600. These shares were issued to a consultant, who is a "sophisticated investor". We believe the transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offerings were not underwritten.

Item 3.	Defaults upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.46	First Amendment to DNAPrint genomics, Inc. 2001 Scientist Stock Option Plan

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Monica Tamborini

	32.1	Section 1350 Certification, Richard Gabriel

	32.2	Section 1350 Certification, Monica Tamborini

(b)	Reports on Form 8-K.

NONE

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNAPrint genomics, Inc.
Registrant

Signature	Title	Date

/s/ Richard Gabriel	President and Chief	August 13, 2004
Executive Officer
Richard Gabriel

/s/ Monica Tamborini	Chief Financial Officer	August 13, 2004

Monica Tamborini