Form 10QSB
period 2004-09-30
DNAPRINT GENOMICS INC
filed 2004-11-15
CIK 1127354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

[_]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from
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

YES [X]    NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of October 8, 2004

792,179,859

Transitional Small Business Disclosure Format:

YES [_]    NO [X]

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and the period December 10, 1998 (date of inception) to September 30, 2004 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, and the period December 10, 1998 (date of inception) to September 30, 2004 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Securities Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures	24
	Certifications	25

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

Item 1.
DNAPrint genomics, Inc.
(A Developmental Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,038,411	$265,921
Accounts receivable (net of allowance for doubtful accounts of $500 for 2004 and 2003)	56,003	9,303
Stock proceeds receivable	—	422,955
Deferred compensation	—	220,067
Prepaid expenses and other current assets	105,203	83,010
Total current assets	1,199,617	1,001,256

PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $478,584 and $321,327 for 2004 and 2003, respectively)	189,150	282,305

OTHER ASSETS	5,000	5,000
TOTAL	$1,393,767	$1,288,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$367,766	$582,602
Accrued Expenses	121,671	256,593
Deferred Revenue	30,812	62,118
Accrued compensation expense	630,307	1,283,206
Notes payable to related parties	253,103	298,043
Capital lease obligation	15,829	59,616
Total current liabilities	1,419,488	2,542,178

Capital lease obligation - long-term	6,929	5,613
Accrued expenses payable with common stock	—	307,865
Convertible debenture	285,000	470,000
Total liabilities	1,711,417	3,325,656

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock, $.01 par value, $400,000 liquidation value, 50,000 shares authorized; 40,000 shares issued and outstanding	400	—
Preferred stock, $.01 par value, 9,950,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 1,500,000,000 shares authorized; 783,904,632 and 523,898,635 shares issued and outstanding, respectively	7,839,046	5,238,986
Common stock subscribed	60,281	1,153,663
Additional paid-in capital	18,317,293	16,360,817
Prepayment of future warrant exercises	345,000	—
Deferred stock compensation	(37,319)	(735,356)
Deficit incurred prior to development stage	(7,427,422)	(7,427,422)
Deficit accumulated during the development stage	(19,414,929)	(16,627,783)
Total stockholders’ deficit	(317,650)	(2,037,095)
TOTAL	$1,393,767	$1,288,561

See notes to consolidated financial statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					December 10,
					1998 to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2004	2003	2004	2003	2004

REVENUES	$165,647	$234,642	$648,925	$565,084	$1,629,501

COST OF SALES	127,207	117,518	453,810	249,858	1,048,910

Gross Profit	38,440	117,124	195,115	315,226	570,591

OTHER OPERATING EXPENSES:
Research and development	191,924	333,379	1,233,138	2,460,182	8,317,663
General and administrative	674,401	1,355,824	1,682,856	2,505,217	7,531,811
Total operating expenses	866,326	1,689,203	2,915,994	4,965,399	15,849,474

LOSS FROM OPERATIONS	(827,886)	(1,572,079)	(2,720,879)	(4,650,173)	(15,278,883)

OTHER INCOME (EXPENSES):
Interest expense	(18,148)	(42,941)	(66,267)	(728,685)	(1,452,695)
Intrinsic value of convertible debt and non-detachable warrants	—	—	—		(500,000)
Sale of option to Orchid Biosciences	—	—	—	—	353,090
Loss on disposal of investments	—	—	—	—	(349,006)
Stock based settlement expense	—	—	—	(90,510)	(152,437)
Other expense	—	—	—	—	(46,770)
Total other income (expense) - net	(18,148)	(42,941)	(66,267)	(819,195)	(2,147,818)

NET LOSS BEFORE INCOME TAXES	(846,034)	(1,615,020)	(2,787,146)	(5,469,368)	(17,426,701)

Income tax benefit	—	—	—	—	—

NET LOSS	$(846,034)	$(1,615,020)	$(2,787,146)	$(5,469,368)	$(17,426,701)

NET LOSS PER SHARE - Basic and Diluted	$(0.001)	$(0.003)	$(0.004)	$(0.011)	$(0.041)

WEIGHTED AVERAGE SHARES
OUTSTANDING - Basic and Diluted	733,569,287	513,536,086	655,238,716	492,164,753	427,234,205

See notes to consolidated financial statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003	For the Period December 10, 1998 (Date of Inception) to September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,787,146)	$(5,469,368)	$(17,426,701)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	157,258	75,069	646,175
Provision for bad debts	—	—	11,738
Impairment of assets	—	—	254,434
Loss on disposal of investments	—	—	11,772
Loss on disposal of property and equipment	—	—	5,039
Amortization of deferred stock compensation	678,087	169,500	1,341,542
Amortization of deferred compensation	179,691	—	919,792
Common stock issued for interest expense on related party notes payable	—	700,716	1,300,378
Common stock issued for reorganization/court order	—	—	343,000
Common stock issued for services	24,608	1,041,271	2,261,276
Common stock issued for bankruptcy settlement	—	—	28,080
Stock issued for settlement	—	—	152,437
Intrinsic value of the convertible debt and non-detachable warrants	—	—	500,000
Stock-based compensation	—	2,702,222	1,943,906
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(46,700)	(56,643)	257,950
Decrease (increase) in prepaid expenses and other assets	(22,193)	(33,607)	(1,070,371)
(Decrease) increase in accounts payable, deferred revenue and other accrued liabilities	(883,587)	213,731	1,444,392
NET CASH USED IN OPERATING ACTIVITIES	(2,699,982)	(657,109)	(7,075,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,641)	(6,216)	(819,170)
Proceeds from disposal of property and equipment	—	—	10,100
Net bankruptcy adjustment	—	—	511,274
NET CASH USED IN INVESTING ACTIVITIES	(43,641)	(6,216)	(297,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock issuance costs	3,006,451	765,374	4,976,923
Proceeds from issuance of Series A convertible preferred stock, net of stock issuance costs	272,535	—	272,535
Proceeds from prepayment for future warrant exercises	345,000	—	345,000
Proceeds from notes payable - related party	—	254,153	1,487,036
Collections from stock subscriptions	—	—	836,960
Proceeds from settlement with Tampa Bay Financial	—	—	272,383
Advances from Tampa Bay Financial, net	—	—	384,581
Principal payments on capital lease obligation	(62,933)	(34,884)	(268,310)
Proceeds from convertible debenture	—	—	500,000
Repayments of notes payable	(44,940)	—	(395,740)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,516,113	984,643	8,411,368

NET INCREASE IN CASH AND CASH EQUIVALENTS	772,490	321,318	1,038,411

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	265,921	11,780	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,038,411	$333,098	$1,038,411

(continued)

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003		For the Period December 10, 1998 (Date of Inception) to September 30, 2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$—		$—	$—

Interest paid	$35,730		$54,376	$89,030

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition of DNAPrint genomics, Inc. (Florida)	$—		$—	$1,000,000

Common stock issued for related party notes payable	—		$843,787	$1,211,322

Unrealized loss on long-term investments	$—		$—	$(222,443)

Common stock issued for land subsequently swapped for investment in Heroes, Inc.	$—		$—	$2,000,000

Dividends paid in stock of Heroes, Inc.	$—		$—	$(1,988,228)

Common stock issued for reorganization/court order arising from conversion of claim to stock	$—		$—	$(2,905,000)

Conversion of Tampa Bay Financial advances to stock		$	$	$453,331

Equipment leased under capital lease	$20,462		$3,100	$280,367

Deferred compensation on grants of stock options	$—		$—	$925,350

Deferred compensation reduced for stock options cancelled	$(19,950)		$—	$(190,833)

Stock (issued)/to be issued for compensation	$(2,588,250)		$2,280,138	$—

Debenture converted into common stock	$185,000		$—	$215,000

Common stock issued for satisfaction of accrued expenses	$266,000		$—	$266,000

Warrants issued for stock issuance costs	$167,910		$—	$247,910

See notes to consolidated financial statements

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc. (“DNAP Utah”), which was organized for the purpose of investing in all forms of investments was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation (“DNAP Florida”) through the issuance of 192,000,000 shares of its common stock, which was accounted for as a pooling of interests. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiary, DNAP Florida (collectively referred to as “DNAPrint genomics, Inc.” “we”, “us”, “our”). All significant inter-company accounts and balances have been eliminated in consolidation.

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and the period December 10, 1998 through September 30, 2004, (b) the financial position at September 30, 2004, and (c) cash flows for the nine-month periods ended September 30, 2004 and 2003, and the period December 10, 1998 through September 30, 2004, have been made.

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

The results of operations and cash flows for the nine-month period ended September 30, 2004 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2004.

Stock Based Employee Compensation
For the stock options issued to employees, we have elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation - transition and disclosure”, an amendment of SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(846,034)	$(1,615,020)	$(2,787,146)	$(5,469,368)
Deduct: Fair value of stock-based employee compensation costs	(7,944)	(10,549)	(23,833)	(31,646)
Pro forma net loss	$(853,978)	$(1,625,569)	$(2,810,979)	$(5,501,014)

Loss per share:
Basic and Diluted - as reported	$(0.001)	$(0.003)	$(0.004)	$(0.011)
Basic and Diluted - pro forma	$(0.001)	$(0.003)	$(0.004)	$(0.011)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders’ deficiencies of approximately $219,871 and $317,650 at September 30, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past couple of years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of a convertible debenture and the conversion of this debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three- and nine-month periods ended September 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE D - CERTAIN EQUITY TRANSACTIONS

Series A Convertible Stock

During the third quarter, we amended our articles of incorporation to designate 50,000 shares of our preferred stock as Series A preferred stock, $0.01 par value. The liquidation value is $10 per share. Each share of Series A preferred stock has the right to one vote for each share of common stock into which such holder’s shares of Series A preferred stock could then be converted. The Series A preferred stock holders have the right to convert on the first day of the month after the month in which a registration statement (other than a registration statement on Form S-4, Form S-8 or any successor form thereto) filed by us with the Securities and Exchange Commission becomes effective. The other conversion dates are the first days of the fourth, seventh and tenth months after the month in which such registration statement becomes effective. If on any conversion date, the conversion price would be less than $0.025 per share, we may elect to defer the conversion date to the first day of the next month. If, on such deferred conversion date, the conversion price would be less than $0.025 per share, we may again defer the conversion date to the first day of the next month. Upon such second deferred conversion date, the Series A preferred stock shall be converted without further deferral. Each share of Series A preferred stock will be converted into the number of shares of common stock determined by dividing the original Series A preferred stock issue price ($10) by the then-current conversion price. The conversion price is the lesser of (i) eighty percent (80%) of the average of the five lowest daily volume weighted average prices of our common stock during the twenty (20) trading days prior to the conversion date, or (ii) eighty percent (80%) of the closing price of our common stock on the trading day prior to the conversion date. Each share of Series A preferred stock not previously converted shall automatically be converted, without the payment of additional consideration, into shares of common stock at the conversion price, as applicable, in effect on the date of and immediately prior to the last conversion date described above.

Conversion of Debenture and Exercise of Warrants

During the first nine months of 2004, La Jolla Cove Investors, Inc. (LJCI) converted $185,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 2,775,000 shares of our common stock. The combined transactions resulted in us receiving cash of $2,931,695 net of $188,305 of cash stock issuance costs and issuing 143,508,482 shares of our common stock of which 137,636,924 shares were issued at September 30, 2004 and 5,871,558 shares were issued in early October. At September 30, 2004, we have $58,716 recorded in our common stock subscribed equity account for the unissued shares.

Prepayment for Future Warrant Exercises

At September 30, 2004, LJCI had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for the month of September. In accordance with the LJCI agreement, during September LJCI prepaid $345,000 for the future exercise of warrants. During October 2004, LJCI exercised 300,000 warrants that reduced the prepayment for future warrant exercises to a balance of $45,000 at October 21, 2004.

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

During the nine months ended September 30, 2004, we issued 295,418 shares of our common stock in accordance with an agreement with a consultant. Based upon the date the services were completed, 50,000 shares were valued at the quoted market price of $0.03, 50,000 shares were valued at the quoted market price of $0.042 and 195,418 shares were valued at the quoted market price of $0.026. As a result of this transaction, we recorded approximately $14,000 of expense during the first nine months of 2004 for these shares. At September 30, 2004, we owed an additional 156,541 shares of our common stock to this consultant. These additional shares were valued at the quoted market price of $0.02 based upon the date the services were completed which resulted in us recording $3,131 of expense during the third quarter of 2004 for these shares. At September 30, 2004, $1,565 is recorded as stock subscribed for the 156,541 shares to be issued.

Stock Subscribed

During 2004, we issued the 115,366,291 shares of our common stock that was issuable at December 31, 2003. This included: 105,000,000 shares of our common stock issued to four of our executive management in accordance with their agreements with us; 10,309,120 shares of our common stock issued to LJCI as part of our agreement with them; and, 57,171 shares of our common stock issued to two service providers in return for their services to us.

Stock Option Plan

On April 29, 2004, the Board of Directors voted to amend the 2001 Scientist Stock Option Plan. The Plan was amended by increasing the original options available under the plan from 19,200,000 to 45,000,000.

Options Exercised

During the first six months of 2004, we issued 185,000 shares of our common stock in a cashless exercise of stock options by an employee.

NOTE E- RELATED PARTY TRANSACTIONS

During late January 2004, we paid, in cash and in full, the notes and related accrued interest totaling approximately $49,000 owed to the father of a shareholder. The note holder has filed suit seeking payment of these monies with discounted stock as opposed to cash. (See Note G below.)

During the third quarter of 2004, we issued 1,522,364 shares of our common stock to the father of a shareholder as payment for the $41,865 accrual we had recorded at December 31, 2003 for renegotiating our lease during 2003.

During 2004, we paid, in cash, $770,000 of the approximately $1,219,000 bonus owed to four of our executive management.

NOTE F- COMMITMENTS

During 2004, we purchased, through a capital lease, computer equipment. In order to qualify for the lease; the financing company required a letter of credit. Our bank issued a letter of credit of approximately $20,129 and required that we purchase a certificate of deposit in the amount of the letter of credit. We recorded the restricted certificate of deposit in other current assets at September 30, 2004.

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

Effective September 28, 2004, we have entered into a letter agreement with The Wall Street Group, Inc. (“WSG”). Pursuant to the letter agreement, we have retained WSG as financial public relations counsel. Under the letter agreement, we will pay WSG a cash fee of $7,500 per month and will reimburse them for reasonable and customary out-of-pocket expenses. In addition, we will grant an affiliate of WSG a five-year option to purchase as many shares of our common stock as could be purchased on the open market for $100,000 at the closing bid price on September 24, 2004. Either party may terminate the agreement on 90 days written notice. Unless terminated, the agreement will continue in force, and on each anniversary of the agreement, we will grant WSG or its affiliate a similar option to purchase our common stock at our then-current trading price.

NOTE G-INVESTMENTS

Dutchess Agreement

Effective September 28, 2004, we have entered into an Investment Agreement (the “Dutchess Agreement”) and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership (the "Investor"). Pursuant to the Dutchess Agreement, the Investor has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period.

The Dutchess Agreement provides that we from time to time may deliver a notice to the Investor. Such notices will state the dollar amount of common stock that we desire the Investor to purchase. The maximum amount permitted pursuant to any such notice is $600,000, and we can give approximately three such notices per month. Upon receipt of the notice, the Investor is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 96% of the average of the two lowest closing bid prices of the common stock during the five trading days after the notice.

The obligation of the Investor to purchase under the Dutchess Agreement is contingent upon our filing and having declared effective a registration statement registering the resale of the shares by the Investor. Simultaneously, the parties entered into a Registration Rights Agreement requiring us to file such a registration statement. In addition, we are not permitted to provide a notice, and the Investor is not obliged to purchase any shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment. Although it is dependent on the trading price of our stock, it is very likely that we would have to obtain shareholder approval for an increase in capitalization in order to take advantage of the full $35 million facility.

Biofrontera Agreement

Effective September 28, 2004, we entered into an Investment Agreement (the “Biofrontera Agreement”) with Biofrontera AG, a German corporation (“Biofrontera”) and the shareholders of Biofrontera. Pursuant to the Biofrontera Agreement, we have agreed to purchase certain Series B preferred shares of Biofrontera. The purchase of the shares would give us an equity interest of approximately 52% in Biofrontera. The purchase price of the shares is 20 million Euros, payable in installments. The total Issue Price shall be paid by us in three installments of 833,333, 833,333 and 490,831 euros. The first installment is due five days after subscription and the two subsequent installments are due on the same day of the following two months. In addition we shall pay in 22 monthly installments, Additional Payments of an initial 342,502 euros due the same date as the last installment of the Issue Price and then for 21 monthly installments due on the same day of the following months and amounting to 833,333 euros each. . The transaction will not close, and our payment obligation does not begin, until after the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to the Dutchess Agreement, described below under the caption “Dutchess Agreement.”

In the event that such registration statement does not become effective on or before February 7, 2005, the Biofrontera Agreement will terminate without liability to either party. Once the registration statement has become effective, we are obliged to consummate the acquisition of the shares, and Biofrontera will issue all of the shares to us. In the event we default in payment of the purchase price installments, Biofrontera has the right to redeem from us those shares as to which the purchase price has not been paid in full. In no event does Biofrontera have the right to recover the unpaid purchase price from us in cash.

We have the right to nominate two members of the six-person Biofrontera board. In addition, a representative of Biofrontera, Professor Doctor Herman Luebbert will join our board of directors after the closing of the transaction. If we fail to pay the full purchase price for the Biofrontera shares, we forfeit our right to appoint such board members.

In connection with the Biofrontera Agreement, Biofrontera Pharmaceutical GmbH, a wholly owned subsidiary of Biofrontera, and us have entered into a joint venture framework agreement. The framework agreement outlines the procedures pursuant to which Biofrontera and we intend to exchange proprietary information and enter into commercial development activities with respect to projects that one or the other party currently has under development.

NOTE H-CONTINGENCIES

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

NOTE I- SUBSEQUENT EVENTS

Conversion of Debenture and Exercise of Warrants

From October 1 through October 21 2004, LJCI converted $20,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 300,000 shares of our common stock. The combined transactions resulted in our reducing the prepayment for future exercises of warrants account by $300,000 and issuing 29,278,206 shares of our common stock.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2003 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Certain Factors Which May Affect the Company’s Future Performance” which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2003 and September 30, 2004 and the financial statements for the three and nine months ended September 30, 2004 and 2003 included with this Form 10-QSB.

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

Allocation of Research and Development Costs

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees’ time. We continue to refine our process of estimating specific invoice costs to research and development as well as our process of identifying time associated with research and development. These refinements to estimates could impact our income statement expense categories of research and development, cost of sales and selling, general and administrative.

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

Results of Operations

Three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

Revenues and Cost of Sales

During the three and nine months ended September 30, 2004 and 2003, revenues were approximately $165,647 and $648,925 for 2004 and $234,642 and $565,084 for 2003, respectively. An approximately $68,995 decrease in revenues from the three month prior period is a 29% decrease while an approximately $83,841 increase in revenues from the nine month prior period is a 15% increase. These revenues arise from: providing commercial genotyping and contract sequencing services to select customers, sales of our paternity testing, sales of our genealogy product, ANCESTRYbyDNATM, and sales of our forensic product, DNAWitness TM. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of approximately $30,812 as of September 30, 2004. Deferred revenue resulted from some ANCESTRYbyDNATM client testing that was not complete as of September 30, 2004. These amounts will be recognized as revenue in the fourth quarter of 2004.

While there was a slight downward trend in sales over the three-month periods, our revenues over the nine- month periods have increased. There has been avid interest shown in our DNAWitnessTM line of services, including our newly introduced eye color service RetinomeTM. We expect this trend to continue into the fourth quarter of 2004. In addition, on August 27, 2004, we introduced Euro-DNA TM, a service that allows customers to determine their Northern European, Mediterranean, Middle Eastern and Indo European ancestry.

We believe the increased interest in our ANCESTRYbyDNATM and our DNAWitnessTM products is a result of certain media exposure that we received during 2003 and continue to receive in 2004. In addition, and as part of our operational plan, we began to advertise ANCESTRYbyDNATM in a genealogy periodical, “Family Tree” and we highlighted our DNAWitnessTM product with its introduction to the Lynn Peavey catalog and through attendance to industry trade shows and presentations. We plan to continue and add to our advertising and presentation campaign throughout 2004, as cash flow permits. Overall, our goal is to focus on increasing market awareness of all of our products, particularly within the consumer and forensic markets.

Cost of sales increased from approximately $117,518 (50% of revenues) in the three months ended September 30, 2003 to approximately $127,207 (77% of revenues) in the three months ended September 30, 2004. The increase of approximately $9,689 of cost of sales over the three-month prior period is due to the increase of costs in 2004 compared to 2003 and from our refinement of our estimate and allocation of research and development costs. Cost of sales increased from approximately $249,858 (44% of revenues) in the nine months ended September 30, 2003 to approximately $453,810 (70% of revenues) in the nine months ended September 30, 2004. The increase of approximately $203,952 is due to the increased costs of labor and material over the periods and from our refinement of our estimate and allocation of research and development costs. Because of the small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. It is anticipated that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues, our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

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

During the third quarter, we completed work on our eye color service, RetinomeTM, and Euro-DNA, a service that allows customers to determine their Northern European, Mediterranean, Middle Eastern and Indo European ancestry and introduced them to the market. In addition, we continued our research work on StatinomeTM and ace inhibitor projects. We also, in conjunction with researchers at the Moffitt Cancer Center, continued work on Ovanome TM and other identified cancer projects. We continued to evaluate and analyze our preliminary results and to extend those results to other patients’ samples for Taxol, Statins, and Ace inhibitor work.

We continued our work in forensics to expand the physical descriptors that can be derived from crime scene DNA samples. Our research also continued in hair color, skin shade, and we carried on work to improve our recently introduced eye color predictor model. Additionally, we have collected nearly 500 volunteer photo database samples and will incorporate those new samples into our forensic photo database array in the near future.

For the three-month periods ended September 30, 2004 and 2003, our research and development costs were approximately $191,924 and $333,379 respectively and for the nine month periods ended September 30, 2004 and 2003, our research and development costs were approximately $1,233,138 and $2,460,182, respectively. Our research and development costs consist primarily of raw materials and laboratory supplies, equipment expense, and facilities and employment-related costs. The decrease in the current three month period of approximately $141,455 and the decrease in the current nine month period of approximately $1,227,044 in research and development expense resulted primarily from our CSO’s prior period stock grant and the associated tax bonus and somewhat to the effort in the current period as compared to the prior period. During 2003, restricted cash flow resulted in a planned reduction of our research and development efforts. Some differences could also result from our refinement in estimates and allocation of research and development costs.

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

We incurred selling, general and administrative expenses of approximately $674,401 and $1,355,824 during the respective three-month periods ended September 30, 2004 and 2003 and approximately $1,682,856 and $2,505,217 during the respective nine-month periods ended September 30, 2004 and 2003. The approximately $681,423 decrease in the three-month periods is due primarily to a reduction in consulting expense associated with a marketing consultant and a decrease in expense for the prior stock grant made to our executives during 2003. The approximately $822,361 reduction in the nine-month period is also associated with the reduction in the marketing consultant expense and the reduction in expense for the prior stock grant made to our executives but at the same time, other expenses such as professional fees, including accounting and legal costs, increased over the prior period. In addition, insurance expenses increased as well as marketing and sales expense. Some differences could also arise from our refinement of our estimate and allocation of research and development costs.

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

Interest Expense

During the three and nine months ended September 30, 2004, we recognized approximately $18,148 and $66,267 respectively of interest expense as compared to approximately $42,941 and $728,685 during the three and nine months ended September 30, 2003, respectively. Of the $18,148 interest expense for the quarter ended September 30, 2004, approximately $11,900 is interest associated with our debenture and the remaining amount is interest on a loan from a related party and interest associated with various capital leases. Of the approximately $66,267 interest expense for the nine-month period ended September 30, 2004, approximately $42,700 is interest associated with our debenture and the remaining approximately $23,600 is interest on a loan from a related party and interest associated with various capital leases. A decrease of approximately $24,793 and $662,418, respectively from the three and nine month period ended September 30, 2004 as compared to the three and nine months period ended September 30, 2003 is primarily due to the elimination of related party funding and the associated non-cash interest that we recognized as a result of the funding.

Liquidity and Capital Resources

General

Our operating requirements generated a negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the nine months ended September 30, 2004 and 2003 was approximately $2,699,982 and $657,109 respectively. We also invested in equipment, software and computers of approximately $64,100 (of which approximately $20,000 was financed) and had principal payments on capital lease obligations of approximately $62,900 and note repayments of approximately $44,900. The resulting cash shortfall was financed primarily through sales of common stock and the issuance of a convertible debenture and in earlier quarters through related party funding.

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available products, ANCESTRYbyDNATM and DNAWitnessTM and to begin introductory marketing for our new products, RetinomeTM and Euro DNA. Our efforts are ongoing; however, it is difficult to predict what revenue stream, if any, they will generate.

Although consumer products and forensics are cornerstones of our technology, our single largest opportunity remains applying our technology for the benefit of patients. Management has developed and has begun to implement a global strategy for our growth and development in the pharmaceutical market. Our strategy is to partner certain specialized tasks rather than create them internally. Developing a pharmaceutical is a long, complex and diverse mission. It requires a multitude of diverse scientific expertise and technologies. This is complicated further by recent FDA promulgations that we believe will compel the pharmaceutical industry to develop genetic specific drugs that are more efficacious.

As part of our development strategy, we have entered into a relationship with Biofrontera AG, a cutting edge genomics/pharmaceutical company based in Europe. Our technology allows us to determine a patient’s response to a drug treatment thereby allowing us to isolate those patients that are non-responders to the drug treatment. Biofrontera, using their differential expression pattern display (DEPD) technology can compare those patients who have not responded to treatment with patients who have responded and they are then able to identify unique inherited cellular pathways that may help us develop better medications for non-responders. The combination of unique technologies held by Biofrontera and us provides the innovative edge we believe will be needed to meet the challenges of the emerging market of personalized medicine. We believe that our approach to drug discovery and development offers our shareholders and the shareholders of Biofrontera a unique opportunity. The combination of Biofrontera’s and DNAPrint’s technologies provides a library of novel compounds (1,500,000 isolates), screening technologies, cloning capabilities, animal testing, receptor pathway development, clinical trials experience and novel patient screening to help accelerate drug discovery, development and approval. Additionally, Biofrontera has two phase two drugs, one for chronic itching and another for pre-cancerous skin lesions with a pre-clinical migraine product to treat re-occurring migraine headaches which in the U.S. alone effects nearly 14 million people. We believe that this unprecedented opportunity offers our shareholders a higher potential for increased shareholder value. Additionally, we have gained access to drugs that are advanced in discovery and development that our technologies can further enhance. The synergy that has been created between the two companies will allow us to rapidly develop our expertise in the personal prescription care market that is emerging.

The anticipated 20 million Euro investment in Biofrontera is detailed in the “DNAP Investment Agreement” that should be read in conjunction with the “Accession Agreement”, the “JV Framework” and the “Shareholders Agreement July 2003” that were filed with our S-2 filing on October 13, 2004. The intent and summary of the investment is:

1

Biofrontera AG shall issue 2,157,497 of new Preferred B shares at a price of 1.0 euro per share to us. Each share shall grant one vote. We shall only be obliged and entitled to subscribe for the new Preferred B shares not later than 15 days after the SEC approval of our October 13, 2004 S-2 filing of its Registration Statement and prospectus relating to the resale by the selling stockholders of 760,067,124 shares. We will receive all the shares on such date although payments will be extended over a 24-month period.

1.1.

The total Issue Price shall be paid by us in three installments of 833,333, 833,333 and 490,831 euros. The first installment is due five days after subscription and the two subsequent installments are due on the same day of the following two months.

1.2.

In addition we shall pay in 22 monthly installments, Additional Payments of an initial 342,502 euros due the same date as the last installment of the Issue Price and then for 21 monthly installments due on the same day of the following months and amounting to 833,333 euros each.

2

The use of the proceeds from us to Biofrontera AG shall be used for funding growth; i.e. working capital needs, capital expenditures and general corporate purposes in accordance with the Business Plan to be set up and agreed upon by Biofrontera’s supervisory board and the B Investors based on the internal vote of the B investors.

3	The goal is to aim for an IPO or a secondary offering for us based on potential drug development candidates to be determined.

In order to complete our investment in Biofrontera AG and to provide working capital for us, on September 28, 2004, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., (“Dutchess”, “Investor”) a Delaware limited partnership. The agreement will require us to register a sufficient number of shares that we will then issue to Dutchess in return for up to $35 million in cash over a two-year period.

We evaluated a number of other investment vehicles, including private placement through venture capital sources and concluded that not only were the terms and conditions prohibitive to our valuation but they also brought high equity dilution. The Dutchess Agreement provided the lowest dilution (dependent upon our share price) with the least number of restrictions.

The Dutchess Agreement provides that we from time to time may deliver a notice to the Investor that will state the dollar amount of common stock that we desire the Investor to purchase. The maximum amount permitted pursuant to any such notice is $600,000, and we can give approximately three such notices per month. Upon receipt of the notice, the Investor is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 96% of the average of the two lowest closing bid prices of the common stock during the five trading days after the notice.

The obligation of the Investor to purchase under the Dutchess Agreement is contingent upon our filing and having declared effective a registration statement registering the resale of the shares by the Investor. Simultaneously, the parties entered into a Registration Rights Agreement requiring us to file such a registration statement. In addition, we are not permitted to provide a notice, and the Investor is not obliged to purchase any shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment. Although it is dependent on the trading price of our stock, it is very likely that we would have to obtain shareholder approval for an increase in capitalization in order to take advantage of the full $35 million facility.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. The Dutchess agreement that we recently negotiated will provide up to $35 million in additional cash over a 24-month period. It is anticipated that approximately $25 million will be used in the Biofrontera investment and the remaining $10 million will be used to fund our operations through 2006. If our share price continues to remain weak; if our shareholders’ do not approve an increase in capitalization when required; if the SEC S-2 registration is not completed by February 7, 2005, and if any number of adverse factors or events occur, we will not have enough equity to complete either the Biofrontera or the Dutchess transaction or possibly to continue operations beyond 2004. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders’ deficiencies of approximately $219,871 and $317,650 at September 30, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Capital Expenditures

During 2004, we anticipate developing the required infrastructure to realize our 2004 operational growth plan, including acquiring or leasing property, equipment and other operating assets.

We are actively seeking to acquire or lease a new building that has 15,000 to 20,000 square feet with additional expansion potential. We estimate that lease costs will be between $15 and $25 per square foot. This does not include leasehold improvements or other associated costs such as utilities, taxes and maintenance. The initial build out of 7,000 square feet is estimated at approximately $780,000 that includes laboratory, office and warehouse space. Additional costs for equipment, furniture and fixtures are estimated at approximately $257,000. Timing of the incurrence of the expense will depend upon the length of time required to find the appropriate facility.

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

During the first quarter of 2004, in line with our capital expenditure plan, we purchased new laboratory equipment for approximately $3,900 and financed new computers for approximately $20,500. During the second quarter of 2004 we purchased scientific software for approximately $12,600. During the third quarter of 2004 we purchased scientific computers for approximately $25,200. Capital expenditures are expected to continue throughout 2004 as our operational plans are realized and cash flow allows.

Item 3. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-1(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings.

On October 27, 2003, we filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division moving for an emergency order requiring impoundment of any and all computers and associated materials of one of our former employees. On October 28, 2003, the Circuit Court Judge granted the order. The order was carried out on the same day.

Our Complaint alleges that a former employee inappropriately took confidential company materials and then disclosed or threatened to disclose the information. The Complaint seeks return of the property, a permanent injunction against further and future disclosures by the employee, attorney’s fees and related costs.

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

Item 2.    Changes in Securities

Use of Proceeds

We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statement has commenced, and as of September 30, 2004, we had received $4,070,000 in total proceeds associated with the offering. We incurred stock issuance costs and fees of $315,098 for a net receipt of $3,754,902.

The offering relates to the issuance to La Jolla Cove Investors, Inc. (“LJCI”) of a $500,000, 8% convertible debenture with attached warrants. We pay interest on a monthly basis with a principal balloon payment due on the maturity date of November 24, 2005. Under the agreement, LJCI must convert at least 5% of the face value of the debenture, and exercise the related warrants, each calendar month. If they do not convert at least 5%, they may wire monies for the warrant conversion as prepayment toward the future exercise of the warrants.

We received $1,590,000 in proceeds during the third quarter of 2004 and incurred $97,215 in associated stock issuance costs and fees. During the quarter, we used approximately $886,000 of the total net proceeds for payroll of approximately $463,000, lease and note repayments of approximately $4,000, and miscellaneous monthly payments to our vendors for materials and supplies of approximately $419,000 leaving a cumulative balance of the net proceeds of the offering of approximately $613,000. Cumulative use of proceeds is approximately $3,142,000 comprised of payroll of approximately $1,401,000, lease and note repayments of approximately $116,000, working capital of approximately $1,608,000 and equipment purchases of approximately $17,000. We intend to use the remaining net proceeds from the offering for the purchase of capital equipment and for working capital. In addition, we may use a portion of the proceeds to fund acquisitions or lease real property.

Issuance of Unregistered Securities-

During the third quarter of 2004, we issued a total of 195,418 shares of our common stock in exchange for services valued at approximately $5,100. These shares were issued to a consultant, who is a sophisticated investor. We believe the transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offerings were not underwritten.

During the third quarter of 2004, we issued 1,522,364 shares of our common stock in exchange for a charge valued at $41,900 for renegotiating our building lease. These shares were issued to an individual, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten..

Item 3.    Defaults upon Senior Securities.

      NONE

Item 4.    Submission of Matters to a Vote of Security Holders

On July 29, 2004, at our annual meeting of shareholders, our shareholders reelected Tony Frudakis, Richard Gabriel, and Hector Gomez to our board of directors 638,151,927 shares voted in favor of Dr. Frudakis’ reelection; 632,692,392 shares voted in favor of Mr. Gabriel’s reelection; and 637,813,927 shares voted in favor of Dr. Gomez’ reelection. There were no other candidates for election.

In addition, our shareholders ratified the selection Pender, Newkirk and Company as our independent auditors for the fiscal year ending December 31, 2004. At the meeting, 636,241,307 shares voted in favor of the ratification, 3,359,288shares opposed it, and 517,543 shares abstained.

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

DNAPRINT GENOMICS, INC. (Registrant)

Date: November 15, 2004	By:	/s/ Richard Gabriel

Richard Gabriel President and Chief Executive Officer

By:	/s/ Monica Tamborini

Monica Tamborini Chief Financial Officer

