Form 10KSB/A
period 2003-12-31
DNAPRINT GENOMICS INC
filed 2005-01-03
CIK 1127354

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

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

                     900 COCOANUT AVENUE, SARASOTA, FL 34236
               (Address of principal executive offices) (Zip Code)

                                 (941) 366-3400
                          (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                                (Title of class)
                          Common Stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.      $709,638

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,446,923.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 30, 2004: 953,910,272.

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

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [ X ]


                               TABLE OF CONTENTS



PART I
 Item 1. Description of Business
 Item 2. Description of Property
 Item 3. Legal Proceedings
 Item 4. Submission of Matters to a Vote of Security Holders PART II
 Item 5. Market for Common Equity and Related Stockholder Matters
 Item 6. Management's Discussion and Analysis or Plan of Operation
 Item 7. Financial Statements
Independent Auditors' Report
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
 Item 8A. Controls and Procedures
 Item 8B. Other Information
 PART III
 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
 Item 10. Executive Compensation
 Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters
 Item 12. Certain Relationships and Related Transactions
 Item 13. Exhibits and Reports on Form 8-K
 Item 14. Principal Accountant Fees and Services
SIGNATURES
EX-10.42 Amendment to Funding Agreement
EX-23 Consent of Pender Newkirk & Company
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Although we are not subject to the "forward-looking statements" disclosure requirements because we issue "penny stock" and are exempt therefrom pursuant to
Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended, certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and the other factors.

Item 1. Description of Business.

BUSINESS DESCRIPTION

DNAPrint genomics, Inc. ("we" or the "Company"), which was organized for the purpose of investing in all forms of investments was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. We are a genomics based science company focused on the sale of genetic testing products and services. Our products are targeted toward three distinct markets: pharmacogenomics, forensics and consumer products. We currently have three products available for sale, ANCESTRYbyDNA 2.0 and 2.5, in the consumer products market and DNAWitness 2.0 in the forensic market. We have no currently available products for the pharmacogenomics market. We are currently developing products for all three markets, which are in various stages of progress. We also provide contract genotyping services to the contract service outsourcing market.

We are working to establish a technology platform, named ADMIXMAP, for the identification of functional human genes through the measurement of population structure. This system is currently for internal use solely by our scientists and we do not generate revenue from any sales thereof. This platform of products will allow us to measure population structure as it was inherited from our ancestors. We can also measure certain effects of an individual's inherited traits in relationship to the general population of people such as Native American, East Asian, sub-Saharan African and Indo-European and any combination of those four major population groups. We have identified characteristic markers for these population groups and they are called Ancestry Information Markers or "AIMS". We believe we are the first to search the human genome and identify these AIMs and associate them to specific traits that can be linked to an individual. For example, an inherited trait is eye color, hair color or skin color as is the ability of an individual's body metabolism to respond to a particular medication. By linking a drug's measurable response in an individual to our AIMs, we are able to predict whether or not an individual may or may not respond to a medication. There are many complex mathematical formulas involved in this analysis and we plan to keep this technology and information closely guarded, patented when appropriate and to sell our products and services to consumers, physicians and law enforcement.

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

We continue to devote substantially all of our efforts to initiating and developing our planned principal operations. While sales of our genealogy product, ANCESTRYbyDNATM, are increasing, our forensic product, DNAWitnessTM, has just been introduced in the marketplace. Our pharmacogenomics products are still in development, and genotyping services are in the initial introductory stage.

In addition, although we discuss distinct markets for our products, management does not manage or make decisions regarding allocation of our assets and resources or in assessing our performance based on segments. At this time, our resources, including assets and personnel, are commingled among all areas of our business.

HISTORY AND DEVELOPMENT OF THE BUSINESS 2001-2003

We began with the discovery and development of our TruLine products - TruSeq TM, SNiPscan TM and TruSpin TM . We were actively engaged in human identification analysis and used our proprietary TruLine products to reduce the cost of producing a genetic profile to less than 50% of the standard price. Our strategy was to sell our proprietary reagent to geneticists at universities, hospitals and commercial laboratories working on genotyping projects. The reagent kit was designed to save researchers money in reagent costs. Companies that sold the reagents, however, made advances in their own reagents, which lowered the cost and ultimately negated the benefit of using our products. The technology was thus abandoned.

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

During 2002, our Board of Directors began a search for new leadership. After an exhaustive and difficult search for a new CEO/President, Mr. Richard Gabriel finally agreed to accept the position without requiring immediate cash compensation. Because we did not have cash available to pay Mr. Gabriel's salary, he agreed to enter into an employment contract for one year that granted him 30,000,000 shares of our stock in lieu of immediate cash compensation.

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

With executive management in place, we next developed a strategic plan to achieve our short term goal of securing financing and our longer term goals of growth and stability. Where prior management saw partnering and licensing arrangements as the way to success, new management's view was that growth would occur with proven success. Management has emphasized demonstrating that our current products are viable, and management believes the shortest path to that goal is through concentrating our initial sales efforts on the consumer and forensic markets. While we expect pharmacogenomics products to outperform other market products in the long run, their introduction to market has a longer time horizon and requires larger investments of time, personnel and capital before they produce revenue and generate cash flow. This is supported by the Pharmaceutical Manufacturers Association which has confirmed that the drug development process is lengthy and expensive.

Concurrently with building our new business plan, management sought investment bankers to represent us in our search for financing. In April 2003, we engaged an investment banking firm to assist us in our efforts to raise debt and/or equity capital. In December 2003, we successfully agreed to place $8,000,000 of our securities over approximately a 20-month period. Prior to completing this transaction, we had received funds from earlier private offerings. Together, these transactions gave us the critically required capital to fund our ongoing operations until our new financing was in place.

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

It is anticipated that genomics spending at pharmaceutical companies will increase to a level of $13 billion by 2010 from nearly $2.5 billion in 2000 (as reported by a IMS Health Services report and several other industry reports such as Ernest & Young's pharmaceutical industry report). Current spending is largely concentrated in the discovery phase. By the end of the decade, however, spending in discovery and clinical development will be roughly equivalent. Analysts have suggested that over 50% of clinical trials will use genomic testing in the near future. According to Data Monitor (Reuters Business Insight Report), the global market for genomics based diagnostic products will reach $3.3 billion by 2005. The current market is valued at $1.5 billion (2002). Genome Technology Magazine predicted in July of 2002 that the DNA-based diagnostics market will grow by 50% and reach $3.7 billion in four years (2006). "The molecular diagnostics market will expand to $12 billion by 2010. About half of this ($6 billion) will be attributed to knowledge gained from genomics" according to K.K. Jain, M.D., author of `Molecular Diagnostics,' a current market research report.

In a recent release, the FDA announced that pharmaceutical and bio-pharmaceutical companies should consider genetic testing during clinical trials and for post approval drug monitoring (go to www.fda.gov and search `pharmacogenomics'). Pharmaceutical and bio pharmaceutical companies will need to incorporate genetic testing in their drug discovery, clinical development as well as post drug approval monitoring in the very near future.

The FDA estimates that 2.4 million patients had adverse drug reactions in 2000, leading to the deaths of more than 125,000 patients. Adverse drug reactions represent the fourth leading cause of death in the United States. As part of the FDA's mandate to reduce the number of deaths caused by adverse drug reactions, on January 31, 2003 the FDA released an initial statement of initiatives related to pharmacogenomics.

Within the next 12 months there will likely be a clearer path to market for pharmacogenomic tests linked to drugs. Moreover, with greater FDA recognition of pharmacogenomics, we believe the pharmaceutical industry is likely to accelerate its rate of adoption for pharmacogenomics tests.

After its initial statement in January 2003, the FDA issued a more recent guideline in November 2003. Titled "Guidance for Industry Pharmacogenomic Data Submissions," we believe this guideline offers FDA support for pharmaceutical companies developing drugs using genetic testing and genomic research for drug approvals. Under the guideline, if a genetic test is new or is not widely accepted, then its use is `voluntary' to the drug's submission. If a test is `validated and accepted' then the guidelines suggest its inclusion in the submission. In both cases, our products and services can provide a valuable tool for drug development and drug discovery management. We help identify patients that might not respond favorably to a new medication, and thus eliminate those patients from the treatment or clinical trial. This testing will improve the drug's efficacy and reduce its toxicity, increasing the drug's chances for meeting FDA requirements and ultimate approval.

The FDA continues to have an overriding influence in the pharmacology market and its movements. Healthcare payers and government officials, however, including Congress (on behalf of patients), are recognized forces in the market. Increasingly, pharmaceutical companies must validate a drug's efficacy and cost effectiveness in order for it to remain on lists of approved, reimbursable drugs of healthcare payers (pharmacy benefit managers, managed care, Medicaid, Medicare, and commercial insurers). For example, Pfizer recently agreed to provide disease management, (defined as all secondary activities involved in the diagnosis, prevention and treatment of diseases, beyond primary therapeutic treatments), services to Florida Medicaid recipients in order to have its full slate of drugs on the State Medicaid program's formulary. This deal is likely the forerunner of similar initiatives by payers and pharmaceutical companies to increase drug response rates and reduce drug costs through increased diagnostic accuracy. Using a genomics test to determine the most appropriate drug and dosage can lead to reduced health plan costs, while genomics testing can predict a patient's drug response and minimize the high cost related to adverse drug reactions.

GROWTH STRATEGIES FOR THE PHARMACOGENOMIC MARKET

By leveraging our proprietary technologies, we are positioned to serve the growing compliance and operational needs of pharmaceutical companies.

A recent article in MedAd News in June 2003 titled, "From Blockbusters to Multibusters" highlighted the first successful use of pharmacogenomics to obtain the approval of a drug. Genetech's Herceptin(TM), according to IMS Health sources, would not have made it to the market had not the company's scientists discovered the HER-2 receptor which is found in 15-20% of the population. The overall success rate of the drug in metastatic breast cancer in combination with Taxol is just 6%. But with the HER-2 test to identify the patient, the drug's efficacy is now 100%. Sales of the drug are projected to approach $400 million in 2003.

This article highlights the potential explosion of pharmacogenomics and drug approval within the pharmaceutical industry. If drugs are approved faster, the current 400 drug targets that represent about $380 billion in sales could leap to 4,000 targets with sales approaching $3 trillion by 2020.

We can, through research and development, and over time, identify the genes involved with a patient's positive response to a drug. Once the genes have been identified, researchers are then able to find the receptors coupled to those genes; thereby providing a predictive test to determine those patients who will respond positively to the drug. In addition, we can identify the genes that are involved with the rejection of the drug and from that find the receptors coupled to those genes. Both choices open new opportunities for drug development and the treatment of existing diseases. To date, best estimates put the time somewhere between one and two years and at a cost of $500,000 to $750,000 per gene set.

Additional benefits and future growth potential can result from:

ENHANCED DRUG MARKETING- By using our products and services, pharmaceutical companies may enhance the effectiveness of their marketing campaign resulting in improved profitability. The overlap of demographic segments and genetic predispositions offers a compelling opportunity for focused drug marketing. Armed with studies that indicate a drug is most effective within certain demographic segments, pharmaceutical companies can more effectively engage in target marketing. Although we do believe that pharmaceutical companies may enhance the effectiveness of their marketing campaign by using our products and services, as of December 31, 2003, no pharmaceutical companies have used our products or services with respect to demographic segments, genetic predispositions and drug marketing and achieved such results. 1 Excerpts taken from Legg Mason equity research.

EXPANDED DRUG PATENT LIFE - There is also potential that packaging a drug with a genomic diagnostic test may extend the drug's patent life. Pharmaceutical companies that are struggling to find replacements for their aging drugs could benefit from a patent extension. Although we do believe that pharmaceutical companies can prepare a genomic diagnostic test and extend a drug's patent life, as of December 31, 2003, no pharmaceutical companies have used our products or services for such purpose or achieved such results. Our current technologies and services could be utilized by a pharmaceutical company to identify and develop a genomic diagnostic test. Alternatively, we could work with generic drug manufacturers and assist them in developing a genetic diagnostic test for off patent drugs. Our greatest, and possibly the most immediate, market potential is to create a testing service for physicians and patients that will allow them to determine if a particular medicine is right for the disease that has been diagnosed.

INCREASED DRUG DEVELOPMENT SUCCESS RATES - By incorporating genomic variation, clinical trials can be designed to include those patients most likely to benefit from the proposed therapeutic product. The use of a genomics strategy has the potential to yield improved response rates. While the number of clinical trial participants may not be reduced, drug trial efficacy would be greatly enhanced.

RESCUE FAILED DRUGS - A pharmaceutical company may choose to initiate new clinical trials on drug candidates that previously failed. The failure of the earlier trial could have been because the earlier trial was conducted on a broad patient population. We could design a genetic test to predict patient response which would allow a smaller, more clearly defined group of patients to be identified for the new clinical trial; thereby enhancing the drug's efficacy and compliance and improving the likelihood of approval within a targeted group. Although we do believe that pharmaceutical companies can utilize our a genetic test to predict patient response, as of December 31, 2003, no pharmaceutical companies have used our products or services for such purpose or achieved such results. Approval may require a physician to use the test to determine if a patient would be within the response group prior to prescribing the drug. We believe that this strategy will lead to more drug approvals and longer product life cycles, improving the return on capital for the pharmaceutical company and increasing the use of our tests.

THE FORENSICS MARKET

Testing DNA to create a physical profile from crime scene DNA is a new market based on evolving technologies. Common hereditary traits such as skin pigmentation, eye color, hair color, earlobe attachment and height can theoretically be predicted through analysis of DNA sequences. We believe that we are the first to use DNA evidence to successfully profile crime scene DNA by predicting the donor's continental genetic origin and linking that to our photo-database gallery, providing law enforcement officers with a general description of the donor.

The forensic market is expected to grow to $500 million in annual sales by 2005 according to Data Monitor. There are approximately 1,200,000 reported incidents of violent crime (rape, robbery, and aggravated assault) in the U.S. each year. In the vast majority of violent crimes, DNA evidence is left at a crime scene or on a victim's body. Of these 1.2 million reported incidents, only about 600,000 cases result in arrests. Forensic DNA tests can enable a greater degree of success in prosecuting violent criminals.

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

There is a recent trend in the legal system to test DNA evidence left at crime scenes to confirm or invalidate the previous conviction of incarcerated defendants. Our technology could be used to screen the DNA samples and categorize them. For example, if test results shows that DNA from the crime scene belongs to a an Indo European individual and the incarcerated individual is an African American, that DNA would have priority for conventional testing because the likelihood of vindication is high. In recent years there have been more than 130 exonerations of previously convicted individuals based on DNA evidence. With the use of DNAWitness TM , the length of wrongful incarceration for innocent individuals could be shortened, and, in some case, perhaps eliminated.

FORENSIC PRODUCTS

DNAWitness TM 2.0

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

Current DNAWitness TM customers include medical examiner's offices, special task forces, sheriffs' departments, and district attorney's offices and detectives from various cities. These cities include the three largest U.S. metropolitan areas: New York City, Los Angeles, and Chicago. To date, our product is being used in nearly 20 crime scene investigations and cold cases. Due to the sensitive nature and potential court proceedings associated with investigations, we can only comment on our participation in cases once law enforcement and prosecutors have approved the release of such information, usually following the arrest and incarceration of a suspect. Based upon the release of such information, we had sales from approximately 10 customers in 2003 and three of those were at reduced rates. The total revenue was approximately $8,040. In addition, we performed approximately 32 pro bono tests during 2003 for various agencies worldwide.

GROWTH STRATEGY IN FORENSICS

We provide a potential suspect's genetic heritage with DNAWitness TM 2.0. We are investigating avenues to encourage federal, state and local governments, crime laboratories and law enforcement agencies to use DNAWitness TM to help solve cold cases, current serial killer cases and other violent crimes. We believe DNAWitness TM could help revolutionize investigative procedures. By using DNAWitness TM on a regular basis, witness information can be corroborated, and where no witness is present, DNAWitness TM can provide a "fuzzy sketch" of the donor, possibly reducing the cost of examining a large donor pool and shortening the investigation.

Recently, we entered into a contract with the Lynn Peavey Company. Lynn Peavey Company is a well recognized and highly respected supplier of crime scene support materials to over 17,000 police and crime laboratories around the world. Our product, DNAWitness TM 2.0, is now featured in the Lynn Peavey Company catalog. We also plan to work with Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness TM .

We anticipate an increase in marketing and sales costs throughout 2004 as we implement our marketing and sales plan to increase product awareness. We expect to incur costs for additional sales personnel, the expenses associated with trade shows and promotions, and our planned seminars and training programs.

Our future plans also include seeking "ASCLD" accreditation of our laboratory for forensics work tied to court testimony. Once accredited, we will also be able to offer conventional DNA testing to our clients. The current market for conventional DNA testing is approaching $600 million. Accreditation would allow us to capture a portion of this market and to offer a full range of services to our clients.

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

CONSUMER PRODUCTS

ANCESTRYbyDNA TM 2.0

We introduced our first product in the genealogy market in late 2002. ANCESTRYbyDNA TM 2.0 determines genetic heritage and is marketed to consumers interested in determining their Biogeographical Ancestry ("BGA"). We have identified DNA sequences that are more prevalent in people from one continental region or regions than another. Using complex statistical algorithms, the test can determine, with confidence, to which of the major continental regions -sub-Saharan African, Indo-European, East Asian or Native American - a person belongs, as well as the relative proportions of each.

ANCESTRYbyDNA TM 2.5

We introduced the newest version of our genealogy product line in February, 2004. ANCESTRYbyDNA TM 2.5 increases the 71 marker assay of version 2.0 to 175 markers, improving accuracy over version 2.0. During its first month of production, we have sold 100 ANCESTRYbyDNA TM 2.5 tests.

GROWTH STRATEGY IN CONSUMER PRODUCTS

Without a significant investment in sales or marketing, we have generated considerable interest in ANCESTRYbyDNA TM 2.0. We have sold, on average, 13 ANCESTRYbyDNATM tests per day during 2003. An average of 9.5 of those test sales have come from our website and 4 tests per day from our distributors. Sales of AncestrybyDNA TM for 2003 were approximately $477,677. We do not currently have specific information on the average price. However, in general distributors, pricing is $99 and customer pricing is $158. This is for AncestrybyDNA TM 2.0 only. A later version was introduced in 2004 and has a different pricing structure.

Promotional efforts to date have been fruitful but sporadic. We have been featured on or in ABC's Prime Time Thursday, the CBS Evening News with Dan Rather, The New York Times, Miami Channel 10 WPLG, UPI, US News and World Report, Popular Science Magazine, Tampa's Fox Channel 13 News, Germany's ZDF News Channel, The Australian Broadcasting Corporation and The Sarasota-Bradenton Herald Tribune KTTV Fox 11 in LA, ABC Tampa, Howard Stern's radio show, PBS WEDU Sarasota, USA Today, and Dallas Morning News.

In order to build consistent sales, we have begun to implement formal sales and marketing plans, including advertising and promotional campaigns. Implementing these plans results in increased expenses for personnel, advertising, promotion, and the collateral materials associated with these programs.

We have entered into a license agreement with Pearl Street Software. It will provide a link within their new release of Family Tree Legends software allowing our customers to upload their ANCESTRYbyDNA TM results to a secure web page. Other family members will have the ability to add their test results, too. Together, family members can "pool" their results and create and construct a genetic family tree. Beta site tests are being conducted, and we anticipate launch of the service in late 2004.

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

As more researchers look to genotyping as a means of studying disease progression and patients' reaction to medications, our outsourcing opportunities should increase. We have one of approximately a dozen known Ultra High Throughput SNP machines in the world. The Beckman Ultra High Throughput machine is used to perform contract Genotyping, ANCESTRYbyDNA and DNAWitness tests as well as our research projects, including, but not limited to, OVANOME. Eight machines are solely dedicated to internal research at pharmaceutical companies and universities; one works exclusively on veterinary applications; and two are believed to be owned by Orchid, the original inventor and producer of the equipment.

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

We use our laboratory capacity to provide university research laboratories and other private companies with contract genotyping services. We perform all of the work in our facilities to protect our customers' intellectual property and trade secrets. We retain no intellectual property and do not contribute our intellectual property to this screening service. We performed approximately $218,936 of contracted genotyping services during 2003 with approximately three customers.

GROWTH STRATEGY FOR CONTRACT GENOTYPING

We continue to pursue customers within the contract genotyping market. To date, our customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. Through this strategy, we will continue to build our reputation as a reliable and cost effective supplier of high quality data using our UHT SNP machine.

RESEARCH AND DEVELOPMENT

The primary objective of our near term research and development efforts in pharmacogenomics will be to expand our library of predictive drug response tests to include multiple therapeutic areas including commonly used FDA approved drug therapies. We currently have two pharmacogenomic tests in development, Ovanome TM and Statinome TM . In addition, it is our goal to continue to expand, improve and broaden our current products, ANCESTRYbyDNA TM and DNAWitness TM through research and development. Although our products are diverse and address different market areas and needs, the base technology is the same. Research in one area often provides benefit to our other products. Research spending in 2001 was approximately $1.9 million and for 2002 was approximately $2.2 million, increasing to $2.7 million in 2003. We will continue to support research and development because it is a vital component of our overall strategy for sustained growth.

OVANOME TM

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

We had previously identified a number of SNPs and certain AIMs associated with variable Taxol/Carboplatin response in ovarian cancer patients. The markers were useful for stratifying ovarian cancer patients into two groups: patients that will respond to Taxol as intended, with essentially no risk of non-response, and patients that carried a 50/50 risk of not responding. Since these results were obtained, we have expanded our screen by an additional 11,000 AIMs/SNPs, and we are still evaluating this data. After this data is evaluated and integrated with our previous data, the next step is to blindly challenge the predictive power of the markers and methods on other ovarian cancer patients that have been treated or are being treated with Taxol/Carboplatin. We intend to extend these trials to other Taxol derivatives and combinations to improve the overall market penetration of our test.

We are identifying the next clinical group to establish a data set of patients whose test information can be reviewed by the FDA either in a filing for a 510K device application or as laboratory testing service provided to physicians. A 510K is an approval from the FDA that allows the sale of a diagnostic test in the United States. FDA's review and approval process normally takes one to two years from the start of the clinical trials to final approval. The length of a clinical trial averages a year or more. The data obtained from the trial will form the basis for a 510K filing. Once trials are completed, the data is compiled, the report is written and finally the 510K is submitted for FDA review and approval. FDA rules regarding pharmacogenomics testing are evolving, and management believes that a 510K filing may not be required in order to perform the service. We are seeking additional guidance from the FDA on this issue.

Initial research results will be the basis for our continued development. We must expand our studies and address other aspects of drug treatment performance that will likely be required before Ovanome TM could be used in the clinic to assist chemotherapy decisions.

We are developing a clinical trial for Ovanome TM . We must validate our research findings further through a clinical trial in order to commercialize Ovanome TM . The trial will use our test to predict trial participants' responses to the Taxol and Carboplatin drug therapy. Our Chief Medical Officer, Dr. Hector Gomez, will lead the clinical development process and expects to enroll 250 patients in the trial.

STATINS AND ACE INHIBITORS

We are developing a test, Statinome(TM), for the cardiac drug market. Statins are drugs used to treat patients at increased risk of heart disease. Approximately 50% of the U.S. population is at risk of heart disease as a result of high cholesterol and related hormonal and other chemical imbalances. While Statins have demonstrated effectiveness at cholesterol reduction, reportedly decreasing incidence of heart disease by 10.3% from 1990 to 1994, adverse reactions from statins can include liver damage, kidney failure and a form of advanced muscular degeneration. Approximately 2-5% of patients must discontinue statin use due to these adverse side effects. If accepted for commercial use, we believe Statinome TM will reduce substantially, the risks associated with adverse response.

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

We will continue to evaluate the data we have already received and seek clinical patients to develop a comprehensive retrospective test. Our goals are to broaden our products' reach across all statins, not just Lipitor and Zocor, and to evaluate all potential toxic side effects relating to AIMs/SNPs.

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

DNA WITNESS

In forensics, it is our intent to offer our products as a suite that includes genetic heritage, eye and hair color tests. The tests will also be sold separately as Heritage (genetic heritage), Retinome TM (eye color) and Retinome-HA TM (hair color). Although hair and eye color remain the most challenging research areas in genomics, we have successfully predicted, with 85% accuracy, the eye color of individuals based on a donor DNA sample. Our goal is to reach an accuracy rate of 95% or higher before commercializing this test.

We have filed a patent application for Retinome TM , a test for the inference of eye color from DNA. The SNP based method for testing eye color is the first of its kind. The method employs complex math and human pigmentation gene SNP combinations to predict human eye color accurately and sensitively. We have been working over the past year to update the Retinome TM panel of SNPs in order to predict eye color shade and actual eye colors with greater accuracy.

Currently, we have the ability to determine the first three distinctions, blue, brown or some other color. Validation experiments necessary to define precise accuracy continue. If test performance is satisfactory, we will begin selling the test to the forensics community as an integrated component of the DNAWitness TM 3.0 suite. Once we have reached this objective, our focus will turn to increasing the bands of color from 2 to 3 or 4 distinct colors.

We are attempting to accomplish for human hair color what has been accomplished for eye color, through the development of the Retinome-HA TM test. If successful, Retinome-HA TM will be available as an integrated component of the DNAWitness TM 3.0 suite. We have also begun studies to add skin shade to our expanded product line, but it will require further testing and experimentation to advance this application.

We hope to enlist universities and other personnel to help us collect DNA samples from across the globe. We have initiated plans to expand our scientific advisory board to include other scientists who will actively contribute to our effort in increasing the number of BGA sub-categories from our current four, to as many as 20.

ANCESTRYBYDNA

In February 2004, we launched our 2.5 version of ANCESTRYbyDNA TM , increasing accuracy and the number of markers from 71 to 175 from ANCESTRYbyDNA TM 2.0. We are developing ANCESTRYbyDNA TM 3.0, which will expand the resolution of ANCESTRYbyDNA TM 2.5 by including the inference of population affiliations within a continent and proportionality (proportion or range of a given ancestry marker). ANCESTRYbyDNA TM 2.5 can predict mixture of continental origin, but cannot predict mixtures of ancestral composition within a continent. For example, ANCESTRYbyDNA TM 2.5 might indicate that someone is of Indo-European descent, while ANCESTRYbyDNA TM 3.0 might indicate that someone is 60% Northern European and 20% Indo-European and 20% Middle Eastern descent. If successful, ANCESTRYbyDNA TM 3.0 will provide additional accuracy and a broader application in the genealogy market.

These added benefits will assist our other two product categories, forensics and pharmacogenomics, by broadening our abilities to identify and search for new associations in phenotype descriptors for forensics and improving our understanding of drug response across a wider population.

We are also adding features to our product including a `genetic family tree' capability that allows all family members willing to participate, to take our test and add their data to the family genetic tree. If we are able to collect enough associations, the data may help us predict the genetic profile of a deceased ancestor. Currently we are able to predict only one generation back with 70-80% statistical accuracy. This may be helpful to individuals wishing to know more about a lost parent, grandparent or great grand parent, depending upon how many generations are still living.

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

Two of our patents, `Compositions...Pigmentation' and `Compositions...Statin', have entered National Phases and are pending review and we believe, approval in the U.S. and designated countries. The pigmentation patent is important because it includes the methods and compositions for determining skin shade, eye color or any other pigmentation application. Our Statin patent includes the use of method for determining a person's ability to respond favorably to a particular Statin. We have covered all Statins and the use of our AIMs and any assay developed that might use those markers in the development of the assay.

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

Classification Including Classification Tree
Analysis
Methods and Apparatus for use in Complex
 Genetics Classification                                     WO 03/048372
Based on Correspondence Analysis
 and Linear-Quadratic Analysis
 Composition and Methods for the Inference                   US10/156,995
Of Pigmentation Traits                                       PCT/US02/16789
                                                             AU2002/312112
                                                             CA2,448,569
                                                             EP02739467.5
                                                             JP2003/500216
Compositions and Methods for Inferring                       US10/188,359
A Response to a Statin                                       PCT/US02/20847
                                                             AU2002/316485
                                                             EP02746794.3
                                                             JP2003/509083
Single Nucleotide Polymorphisms and
 Combinations Thereof Predictive of                          PCT/US02/38345
Paclitaxel Responsiveness in Cancer Patients
Compositions and Methods for Inferring                       US10/644,594
Ancestry                                                     PCT/US03/26229

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

In addition, we face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we. Our key competitors include, but are not limited to, PPGx, Inc., a leading international developer and supplier of research-based pharmacogenomics services and products which recently announced the launch of its GeneTrials(TM) Bioinformatics Platform. PPGx is a joint venture of PPD, Inc. (NASDAQ: PPDI) and Axys Pharmaceuticals, Inc. (NASDAQ: AXPH). Also, large pharmaceutical companies have their own internal research and development efforts that could surpass or eliminate our technology from the market.

Entities have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. Said entities include, but are not limited to:

      o Genaissance Pharmaceuticals: a provider of pharmacogenomic support services, including high-throughput sequencing.

      o Evolutionary Bioinformatics: Bioinformatics and genomics consulting, specializing in comparative genomics, functional genomics and model organisms.

      o deCODE Genetics: Advanced bioinformatics and high throughput genotyping facility

      o     Celera Genomics: Drug discovery systems and services.

      o Cellular Genomics: A biotechnology company focused on the discovery and validation of novel drug targets.

      o Correlogic Systems: Developing tools and processes for proteomic and genomic-based clinical diagnostic systems and new drug discovery.

      o Epoch Biosciences: Technologies useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing and population screening to assess risk of disease or to predict response to drugs.

      o Eragen Biosciences: Designs, develops, and markets functional genomic and drug/diagnostic discovery platform products, and technologies to the pharmaceutical, biotechnology and agro-biology industries.

These competitors may discover, characterize or develop important technologies applying genomics before us or our customers that are more effective than those technologies which we develop or which our customers develop. Additionally, these competitors may obtain regulatory approvals for their drugs and diagnostics more rapidly than our customers for our developed proprietary products and services do, any of which could limit our ability to market effectively our developed proprietary products and services. If our patent applications are not awarded or if our competitors develop and receive approval of patents that supersede our applications, we could be forced to cease the development of our products, services and technologies.

Similarly, we have competitors in the field of forensics that includes the following list of companies:

      o Orchid- The original inventors of Single Nucleotide Polymorphism analysis machines and SNP technologies through its Orchid Cellmark division is considered one of the premier independent DNA testing laboratories in forensics. This competitor not only has the scientific background but the financial means and expertise to create a product that eliminates our service, DNAWitness and RETINOME from the forensics market.

      o FSS- A United Kingdom based firm that processes nearly 85% of the UK's criminal DNA samples also has the ability to create a product that is competitive to our products and is exploring entering into the U.S. market as well as other parts of Europe and Asia.

      o Bode Systems, A division of Choicepoint- A significant competitor to the FSS and Orchid has the ability to create and market a similar product to our DNAWitness and RETINOME and eliminate us from the market.

      o     FBI, Quantico Laboratories- The Federal Bureau of Investigation
            (FBI) has significant development resources and is contracting with Orchid and others to develop identity tests that will help them identify potential DNA donors from crime scene DNA. The bureau also invests federal research money on its own research to develop testing process and procedures that it would approve for law enforcement.

Forensic DNA and consumer DNA technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in these fields. Others may rapidly develop new technologies that may result in our tests or technologies becoming obsolete before we recover the expenses that we incur in connection with the development of these products. Our products and services could become obsolete if our competitors offer less expensive or more effective discovery and development technologies, including technologies that may be unrelated to genomics.

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

                                  RISK FACTORS

      BEFORE DECIDING TO INVEST IN US OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS REPORT. EACH OF THE FOLLOWING RISKS COULD CAUSE OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS TO BE MATERIALLY HARMED. THESE RISKS COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

              RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

REGULATORY OVERSIGHT OF OUR DEVELOPED PROPRIETARY PRODUCTS AND SERVICES MAY INCREASE THE COSTS WE WILL INCUR TO MARKET OUR PRODUCTS AND SERVICES AND ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

      Currently, there is limited Food and Drug Administration, or FDA, regulation of genetic tests. Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the generation and use of genomic variation data. "Genomic variation data" is the information obtained when our scientists search the gene for differences across the entire human genome for changes and variations. We are looking for clues or information that would be able to link to other biological information such as human disease, drug metabolism, eye color or genetic ancestry. We have found, as have many other genetic scientists across the globe, that the variation in the amount of information in certain regions of the human genome is important to discovery.

      If our products, services or technologies have already been used by the industry and we are merely supplying an alternative source of supply, there is a significant risk that our products, services or technologies do not meet the standards set out by the Food and Drug Administration upon inspection of that product, service or technology in the course of the FDA evaluating an application for review or during a review inspection by the FDA. Also, customers of our products, services or technologies will view or evaluate the product, service or technology and may consider it too risky or not in compliance with industry standards. In addition, the FDA may believe that certain action should or should not be taken in the adoption of a new technology, service or product and the industry may believe that the guidelines for applying this new technology, product or service are too severe. In this case, the pharmaceutical industry participants may decide not to use that product, service or technology for fear that they will not be able to maintain the standards necessary to pass an FDA review or inspection.

      To the extent that FDA laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our developed proprietary products and services and we may not generate sufficient revenue to sustain our operations. Furthermore, we may be directly subject to regulations as a provider of diagnostic information. A diagnosis is the evaluation of a patient or a sample to determine what the status of the patient might be. The information that results from this evaluation is called `diagnostic information' and would include such information as height, weight, sex, age, blood pressure, sugar levels and many other pieces of data. All of this information is usually recorded by the doctors into a patient's health record and is reviewed and studied to determine the next course of treatment for the patient.

      To the extent that these regulations restrict the sale of our products and services or impose other costs, we may be unable to provide our products and services to our customers on terms sufficient to recover our expenses.

OUR SUCCESS WILL DEPEND, IN PART, ON HOW RAPIDLY THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY IMPLEMENTS GUIDANCE FROM THE U.S. DEPARTMENT OF HEALTH AND THE FDA REGARDING A POTENTIAL EXPANSION OF REGULATION OF OUR INDUSTRY. WITHOUT THIS IMPLEMENTATION BY THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY, WE MAY BE UNABLE TO MARKET EFFECTIVELY ANY TEST WE MAY HAVE AS WELL AS ANY OF OUR SERVICES AND WE MAY NOT GENERATE SUFFICIENT REVENUE TO SUSTAIN OUR OPERATIONS.

      The Secretary's Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. If the FDA adopts this recommendation, it may require that we, or our customers, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our intellectual property. If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenue to sustain our operations.

      The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information. The human genome is composed of four simple chemical compounds, A, C, T and G or Adenine, Cytosine, Thymine and Guanine as found in the Merck Index of chemical compounds. These four compounds align in a double stranded spiral or helix that is coiled up inside the human cell. The cell uses the DNA to produce other compounds and genetic scientists and biologists refer to the production of these proteins, sugars, hormones, lipids and other chemical compounds vital to the healthy functions of the cell as `gene expression'. This means is that the DNA is either turned on or turned off. When a gene is turned on it is expressing or producing certain chemical compounds or causing other parts of the cell to produce chemical compounds that are needed by the cell. When the cell has had enough of a particular compound and doesn't need anymore of the compound, the gene is often turned off and stops producing it. Scientists look directly at the gene and also study the data obtained from testing the compounds that are produced by the cell or looking at the gene expression information in a data set and analyzing that information for hidden or related information that might help us understand the function of the gene or section of a gene.

      On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. "Pharmacogenomic tests" are clinical laboratory tests of all kinds to determine whether a drug is working or not working on a patient that is experiencing a particular illness or expressing a disease. It has only been recently that genetic scientists have been able to link genetic testing to the performance of a drug. The term often used within the pharmaceutical industry to describe the testing of individuals for their genetic influences on the effectiveness of a drug or more precisely is there something in a person's genes that would either enhance or prevent the treatment of that individual's disease with a particular drug and this is often called `pharma-co-genomic tests' or `pharmacology and genomics' or the study of pharmaceuticals and genetics.

      The FDA guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. Before any company or individual can treat a single human patient with a new chemical entity often referred to as a NCE or a new biological entity, referred to as the NBE, scientists must first prove that the potential drug is safe within existing treatment regimes. For example, new chemical entities used to treat cancer might be allowed to be much more toxic to other cells in the body than would a treatment for other less lethal diseases. Scientists then perform a pre-clinical or before filing for permission to the FDA to treat human patients and package all the information into an application with the FDA called the `Investigational New Drug Application' or IND. The FDA has the right to request additional testing prior to human testing or it may reject or approve the IND application to perform further testing on humans using either the New Chemical Entity or the New Biological Entity as described in the IND application. In addition, "Biological License Applications" are the licensing of biological compounds.

      The draft FDA guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. In addition, the FDA held a workshop in November 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue final guidance on the co-development of a pharmacogenomic test and drug. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our test and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have as well as any of our services and we may not generate sufficient revenue to sustain our operations.

PUBLIC OPINION ON ETHICAL ISSUES RELATED TO THE CONFIDENTIALITY AND APPROPRIATE USE OF GENETIC TESTING COULD REDUCE THE POTENTIAL MARKETS FOR OUR PRODUCTS AND SERVICES, WHICH COULD PREVENT US FROM GENERATING SUFFICIENT REVENUE TO SUSTAIN OUR OPERATIONS.

      Public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, governmental authorities or other entities may call for limits on, or regulation of the use of, genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. The occurrence of any of these events could reduce the potential markets for our products and services, which could prevent us from generating sufficient revenue to sustain our operations.

      For example, the FDA has approved a medication for use in African Americans called BilDil that was developed by a pharmaceutical company called NitroMed. Recently, articles have appeared accusing the FDA and NitroMed of `racial discrimination' and claim that no drugs should be developed using genetic testing that might separate out individuals by `race, color or creed', without regard to the benefit which might be caused for the African American patient. According to such critics, the potential harm in the form of increased discrimination far outweighs the benefits. Several noteworthy genetic scientists have also voiced their opinions that our technology and technologies similar to those developed by NitroMed and others are discriminating and should not be developed or approved by our Federal, State or local governments.

IF WE DO NOT SUCCESSFULLY DISTINGUISH AND COMMERCIALIZE OUR DEVELOPED PROPRIETARY PRODUCTS AND SERVICES, WE WILL NOT ATTRACT A SUFFICIENT NUMBER OF CUSTOMERS. ACCORDINGLY, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS OR TO GENERATE REVENUE SIGNIFICANT TO SUSTAIN OUR OPERATIONS.

      Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we. Our key competitors include, but are not limited to, PPGx, Inc., a leading international developer and supplier of research-based pharmacogenomics services and products which recently announced the launch of its GeneTrials(TM) Bioinformatics Platform. PPGx is a joint venture of PPD, Inc. (NASDAQ: PPDI) and Axys Pharmaceuticals, Inc. (NASDAQ: AXPH). Also, large pharmaceutical companies have their own internal research and development efforts that could surpass or eliminate our technology from the market.

      These competitors may discover, characterize or develop important technologies applying genomics before us or our customers for our developed proprietary products and services that are more effective than those technologies which we develop or which our customers for our developed proprietary products and services develop. Additionally, these competitors may obtain regulatory approvals for their drugs and diagnostics more rapidly than our customers for our developed proprietary products and services do, any of which could limit our ability to market effectively our developed proprietary products and services. If our patent applications are not awarded or if our competitors in the field of genetic research as it applies to our technologies, products and services develop and receive approval of patents that supersede our applications, we could be forced to cease the development of our products, services and technologies.

      Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. "Informatics tools" is a term used by scientists to describe software, computer programs or mathematical programs that analyze data sets or collected information that is stored in data files. Such computer programs can take an apparently meaningless block of numbers that are recorded from a laboratory experiment and evaluate trends, look for statistical relationships and group or segregate the numbers according to their levels of importance to the scientist. They are tools to evaluate information. Our competitors have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. Said entities include, but are not limited to:

      o Genaissance Pharmaceuticals: a provider of pharmacogenomic support services, including high-throughput sequencing.

      o Evolutionary Bioinformatics: Bioinformatics and genomics consulting, specializing in comparative genomics, functional genomics and model organisms.

      o deCODE Genetics: Advanced bioinformatics and high throughput genotyping facility

      o     Celera Genomics: Drug discovery systems and services.

      o Cellular Genomics: A biotechnology company focused on the discovery and validation of novel drug targets.

      o Correlogic Systems: Developing tools and processes for proteomic and genomic-based clinical diagnostic systems and new drug discovery.

      o Epoch Biosciences: Technologies useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing and population screening to assess risk of disease or to predict response to drugs.

      o Eragen Biosciences: Designs, develops, and markets functional genomic and drug/diagnostic discovery platform products, and technologies to the pharmaceutical, biotechnology and agro-biology industries.

      In addition, numerous pharmaceutical and biotechnology companies, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies have technologies for using genetic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies.

      Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Others may rapidly develop new technologies that may result in our test or technologies becoming obsolete before we recover the expenses that we incur in connection with the development of these products. Our developed proprietary products and services could become obsolete if our competitors offer less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics.

WE ALSO FACE SERIOUS COMPETITION FROM COMPETITORS IN THE FORENSIC DNA TESTING MARKET, CONSUMER DNA PRODUCTS MARKET AND THE CONTRACT SERVICES OUTSOURCING MARKET WHICH WE ARE ALSO A PARTICIPANT. ACCORDINGLY, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS IN SAID MARKETS TO GENERATE REVENUE SIGNIFICANT TO SUSTAIN OUR OPERATIONS.

      In the forensic DNA testing market, consumer DNA products market and contract services outsourcing market, we have introduced new products in the last year and improved our flagship product, ANCESTRYbyDNA, part of the consumer DNA market, by upgrading it from a 2.0 version with 76 marker sets to our ANCESTRYbyDNA 2.5 test with 171 marker sets. Additionally, we have increased our ability to include DNA sampling from Northern European, Middle Eastern, Mediterranean and Indo by introducing EURO-DNA 1.0. However, sales have not improved as dramatically as expected as we have also increased our pricing of our product from $199 to $249 for the ANCESTRYbyDNA product and a combined price of $399 for inclusion of a EURO-DNA test along with the ANCESTRYbyDNA test should the Indo-European score be equal to or greater than 50% of the reported four component score value.

      We remain skeptical that in the consumer market which is mainly supported by genealogy enthusiasts that our potential gain or reward from developing products for these markets will be limited by the sudden lack of interest. Our competitors include companies like:

      o Trace Genetics- A supplier of mitochondrial DNA testing for ancestry, paternity testing and y-chromosome testing for ancestry.

      o Sorenson Genetics- One of the larger suppliers of paternity and ancestry testing.

      o DNA Testing Center, Inc. - A testing service for mitochondrial, paternity and y chromosome testing for the consumer market and forensics market as well.

      Any one of these firms could with enough research and development create a product that is competitive to our products, ANCESTRYbyDNA and EURO-DNA, and reduce our current sales volumes.

      Similarly, we have competitors in the field of forensics that includes the following list of companies:

      o Orchid- The original inventors of Single Nucleotide Polymorphism analysis machines and SNP technologies through its Orchid Cellmark division is considered one of the premier independent DNA testing laboratories in forensics. This competitor not only has the scientific background but the financial means and expertise to create a product that eliminates our service, DNAWitness and RETINOME from the forensics market.

      o FSS- A United Kingdom based firm that processes nearly 85% of the UK's criminal DNA samples also has the ability to create a product that is competitive to our products and is exploring entering into the U.S. market as well as other parts of Europe and Asia.

      o Bode Systems, A division of Choicepoint- A significant competitor to the FSS and Orchid has the ability to create and market a similar product to our DNAWitness and RETINOME and eliminate us from the market.

      o     FBI, Quantico Laboratories- The Federal Bureau of Investigation
            (FBI) has significant development resources and is contracting with Orchid and others to develop identity tests that will help them identify potential DNA donors from crime scene DNA. The bureau also invests federal research money on its own research to develop testing process and procedures that it would approve for law enforcement.

      Forensic DNA and consumer DNA technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in these fields. Others may rapidly develop new technologies that may result in our tests or technologies becoming obsolete before we recover the expenses that we incur in connection with the development of these products. Our developed proprietary products and services could become obsolete if our competitors offer less expensive or more effective discovery and development technologies, including technologies that may be unrelated to genomics.

ALTHOUGH MANY OF OUR COMPETITORS PRACTICE SIMILAR TECHNOLOGIES, THEIR APPROACH TO DATA ANALYSIS MIGHT BE COMPLETELY DIFFERENT AND MORE EFFICIENT THAN OURS. THIS MAY CAUSE OUR CONSUMERS TO CHOOSE OUR COMPETITOR'S PRODUCTS AND SERVICES OVER OURS AND FORCE US TO CHANGE OUR PRODUCTS AND SERVICES TO THE MORE EFFICIENT FORM OF DATA ANALYSIS OF OUR COMPETITORS

      We evaluate the mixture of genetic inheritance and relate that information to biological information. Another perfectly reasonable approach is to evaluate large groups of individuals in `pools' of DNA and look for differences or similarities amongst the data. Our approach may prove to be too cumbersome for the industry to adapt and in fact may not want to accept because it is `too personal', meaning that overall `generic' descriptors might be more immediately valuable to the industry than knowing whether or not a single individual will respond favorably to a medication treatment. The `pooled' approach is more often the approach that many pharmaceutical companies and our competitors practice. Additionally, our technology depends upon looking at individuals within a population pool and therefore projecting the results of many individual samples upon a general population that may not be clearly identified. Our competitors rely upon self reporting descriptors such as `African American', `Caucasian' or `Hispanic' to pool their DNA samples. We do not presuppose the reported identity of an individual but rather look at their inherited genetic markers that will tell us what group with which to associate them. This approach may not be accepted by the industry and a more standardized method, although not as accurate, may become the standard significantly impacting our ability to promote, sell, license of further develop our products, services or technologies within any of our current markets that include, consumer, forensic and pharmaceuticals.

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES. WE MAY NEVER BE ABLE TO REDUCE THESE LOSSES, WHICH WILL REQUIRE US TO SEEK ADDITIONAL DEBT OR EQUITY FINANCING THAT MAY NOT BE AVAILABLE TO US.

      We were incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For the year ended December 31, 2003, we had a net loss of ($7,789,905) and a working capital deficit of ($1,540,922). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated February 20, 2004 and April 11, 2003, our independent auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the years ended December 31, 2003 and 2002. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

      Our business plan targets the sale of unique, proprietary, genetic testing products and services. Our products are geared towards three distinct markets: pharmacogenomics (the study of pharmaceuticals and genetics), forensics and consumer products. In the consumer products market, we introduced ANCESTRYbyDNA
2.0 and 2.5. ANCESTRYbyDNA was the first service of its kind and helped people understand what their genetic inheritance was telling them. We gave information on the four major groups that have been demonstrated by cultural anthropologists and archeologists to be the origins of modern men and women. These four groups, Native American, East Asian, Indo-European and Sub-Saharan African represent our oldest sources of ancient inherited DNA. Founder populations were identified by anthropologists and samples were either purchased or donated to build our initial database of samples.

      In forensics, our challenge was and is considerably different that in our genealogy market. Forensic scientists, detectives and prosecutors are on the other hand more interested in the physical description of an individual than they are interested in inherited genealogy relationships. We have over the course of the last 4 years since our formation, created unique databases of information and are continuing to create more databases to help our genealogy customers' link to the genetic heritage and allow our forensic investigators a more detailed description of the crime scene sample donor. DNAWitness 2.0 is our product which we will introduce to the forensic market.

      When we decided to enter into the pharmaceutical market we in some cases is combining both the technologies we have developed for the consumer market and the forensics market. We have no currently available products for the pharmacogenomics market. We are currently developing products for all three markets, which are in various stages of progress.

WE MAY NEED IMMEDIATE FUNDS AND MAY NOT BE ABLE TO OBTAIN ANY ADDITIONAL FINANCING IN THE AMOUNTS OR AT THE TIMES THAT WE MAY REQUIRE THE FINANCING OR, IF WE DO OBTAIN ANY FINANCING, THAT IT WOULD BE ON ACCEPTABLE TERMS. ACCORDINGLY, WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

      We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. However, management intends to continue its relationship with La Jolla Cove Investors, Inc. and it will continue under its agreement to receive funding totaling $8 million. As of September 30, 2004, La Jolla Cove Investors, Inc. (LJCI) converted $185,000 of convertible debenture into our common stock and exercised non-detachable warrants to purchase 2,775,000 shares of our common stock. The combined transactions resulted in us receiving cash of $2,931,695 net of $188,305 of cash stock issuance costs. It is anticipated that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004 and that together with the additional funding anticipated to be received from Dutchess, our operations will be funded through 2006.

      Despite the LJCI financing, we may need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

-        we have no assets to pledge as security for the loan
-        we are in poor financial condition
-        we maybe viewed as a high market risk

      Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and expenditures, which could harm our business and the value of our common stock.

WE CANNOT ASSURE THAT WE WILL HAVE IN PLACE PATENT PROTECTION AND
CONFIDENTIALITY AGREEMENTS FOR OUR PROPRIETARY TECHNOLOGY. IF WE DO NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THERE IS A RISK THAT THEY WILL BE INFRINGED UPON OR THAT OUR TECHNOLOGY INFRINGES UPON ONE OF OUR COMPETITOR'S PATENTS. AS A RESULT, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY HARMED.

      To the extent possible, we anticipate filing patent applications for protection on future products that we develop. We cannot assure that patents applied for will be issued, that any current or future patents will afford us commercially significant protection of our products or that we will have adequate resources to enforce our patents. Inasmuch as we intend to sell our products in foreign markets, we also intend to seek foreign patent protection for our products and technologies. The patent laws of other countries may differ from those of the United States as to patentability of our products and technologies, and the degree of protection afforded. Other companies may develop similar or equivalent products and may obtain patent or similar rights prior to its obtaining protection. We cannot assure that our products do not and will not infringe on the patents of others, nor can we assure that we will have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights. We also rely on confidentiality and nondisclosure arrangements with our employees and entities we do business with. We cannot assure that these agreements will provide us meaningful protection.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MS. MONICA TAMBORINI OR MESSRS. RICHARD GABRIEL, TONY FRUDAKIS AND HECTOR GOMEZ, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

      Our success depends to a significant extent upon the continued service of Mr. Richard Gabriel, our President and Chief Executive Officer, Ms. Monica Tamborini, our Chief Financial Officer and Chief Operating Officer, Mr. Tony Frudakis, our Founder and Chief Scientific Officer, and Mr. Hector Gomez, our Chairman of the Board and Chief Medical Officer. Loss of the services of Ms. Tamborini or Messrs. Gabriel, Frudakis, and Gomez could have a material adverse effect on our growth, revenues, and prospective business. We have employment agreements in place with Ms. Tamborini and Messrs. Gabriel, Frudakis, and Gomez, which are incorporated by reference from our Form 10-KSB, filed March 30, 2004. We do not maintain key-man insurance on the lives of Ms. Tamborini or Messrs. Gabriel, Frudakis, and Gomez. If Ms. Tamborini or Messrs. Gabriel, Frudakis, and Gomez were to resign, the loss could result in loss of sales, delays in new product development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, in order to successfully implement and manage our business plan, we are dependent upon, among other things, successfully recruiting qualified personnel who are familiar with the specific issues facing the deciphering of complex genetic traits. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled genetic technicians to further our research and development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

                       RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR STOCK IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      - that a broker or dealer approve a person's account for transactions in penny stocks; and
      - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      - obtain financial information and investment experience objectives of the person; and
      - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

      - sets forth the basis on which the broker or dealer made the suitability determination; and
      - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      In addition, unless you have had an account with your brokerage firm for more than one year, or you have previously bought three different penny stocks from that firm, your brokerage firm must send you a written statement for you to sign that accurately describes your financial situation, your investment experience, and your investment goals, and that contains a statement of why your firm decided that penny stocks are a suitable investment for you. The firm also must get your written consent to buy the penny stock.

      If penny stocks are sold to you in violation of federal or state securities laws, you may be able to cancel your purchase and get your money back. If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages. If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

      The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock over the past year was approximately 112,331 shares. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our Complaint alleges that a former employee inappropriately took confidential company materials and then disclosed or threatened to disclose the information. The Complaint seeks return of the property, a permanent injunction against further and future disclosures by the former employee, attorney's fees and related costs.

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

Summary Of Quarterly High & Low Price Of Common Stock

     QUARTER                   HIGH BID       LOW BID

1 st Quarter 2002                .089          .050

2 nd Quarter 2002                .074          .051
3 rd Quarter 2002                .059          .020
4 th Quarter 2002                .053          .016
1st Quarter 2003                 .033          .013
2nd Quarter 2003                 .185          .017
3rd Quarter 2003                 .096          .047
4th Quarter 2003                 .083          .023

The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the integratIR.com OTCBB web site.

As December 30, 2004 there were 928 owners of record of our common stock.

We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

USE OF PROCEEDS

We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statement has commenced, and as of January 2, 2004, we had received $449,930 in proceeds associated with the offering.

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

SALES OF UNREGISTERED SECURITIES

In the fourth quarter of 2003, we issued 1,209,980 shares of our common stock in exchange for services valued at approximately $66,104. These shares were issued to four of our consultants who are "sophisticated investors". We believe the transactions were exempt from registration under Rule 506 promulgated under the Securities Act of 1933. The offerings were not underwritten.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2003 and the financial statements as of and for the years ended December 31, 2003 and 2002 included with this Form 10-KSB.

                                     SUMMARY

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in the generation of significant revenues. Initially, management's efforts focused on developing licensing relationships from our research and development. More recently, new management has chosen to focus on increasing sales volume in the consumer market and building sales in the forensic market while continuing to develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNATM are increasing, our forensic product, DNAWitnessTM has just been introduced in the marketplace. Sales of ANCESTRYbyDNATM increased because the product had only been introduced in late 2002 and in 2003, we have had the opportunity to increase our customer base thereby increasing our sales. Our pharmacogenomics products are still in development and genotyping services are in the initial stage.

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

Management plans to continue to focus on increasing sales in the market areas of forensics and genealogy and to move towards introduction of new and expanded products in these markets. We plan to continue market research within both segments to further expand our knowledge and understanding of the most efficient way to market and sell our products.

We will continue work on Ovanome, a Taxol screening diagnostic test, currently under development that could be available for physician use in late 2006 or early 2007 along with our continued efforts on other research and development projects that are underway. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for drug pipeline acquisition.

Internally, management will continue to develop and implement organizational policies and procedures to increase operating efficiency and move us closer toward our goal of attaining and maintaining our planned principal operations.

                              RESULTS OF OPERATIONS

REVENUES AND COST OF SALES

For the years ended December 31, 2003 and 2002, revenues were $709,638 and $184,551, respectively. A $525,087 increase in revenues from the prior year is a 285% increase that was primarily a result of our sales of ANCESTRYbyDNA TM version 2.0 to the general public, which commenced in the fourth quarter of 2002. Revenues for ANCESTRYbyDNATM were approximately $477,677. An increase in our genotyping services also contributed to our sales growth. Revenue for our genotyping services totaled approximately $218,936 for the year ended December 31, 2003. Introduction of our forensic product, DNAWitness TM did not significantly impact our revenues for 2003. Revenues of DNAWitnessTM, introduced in the 4th quarter of 2003, totaled approximately $8,040. Other miscellaneous revenues, including storage fees, totaled approximately $4,985 in 2003.

To date, our genotyping service customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. Through this strategy, we will continue to build our reputation as a reliable and cost effective supplier of high quality data using our UHT SNP machine.

Sales of ANCESTRYbyDNA TM were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. Genotyping sales were generated primarily through work with universities. Forensic sales were generated through marketing to various agencies, our attendance at various trade shows and through our relationship with Lynn Peavey catalog. As stated below, because we are a development stage enterprise and our markets and sales techniques have yet to be standardized, we continue to seek the most advantageous routes to market and sell our products.

Without a significant investment in sales or marketing, we have generated considerable interest in ANCESTRYbyDNA(TM) 2.0. We have sold, on average, 13 ANCESTRYbyDNATM tests per day during 2003. An average of 9.5 of those test sales have come from our website and 4 tests per day from our distributors.

Promotional efforts to date have been fruitful but sporadic. We have been featured on or in ABC's Prime Time Thursday, the CBS Evening News with Dan Rather, The New York Times, Miami Channel 10 WPLG, UPI, US News and World Report, Popular Science Magazine, Tampa's Fox Channel 13 News, Germany's ZDF News Channel, The Australian Broadcasting Corporation and The Sarasota-Bradenton Herald Tribune KTTV Fox 11 in LA, ABC Tampa, Howard Stern's radio show, PBS WEDU Sarasota, USA Today, and Dallas Morning News.

In order to build consistent sales, we have begun to implement formal sales and marketing plans, including advertising and promotional campaigns. Implementing these plans results in increased expenses for personnel, advertising, promotion, and the collateral materials associated with these programs.

Recently, we entered into a contract with the Lynn Peavey Company. Lynn Peavey Company is a well-recognized and highly respected supplier of crime scene support materials to over 17,000 police and crime laboratories around the world. Our product, DNAWitnessTM 2.0, is now featured in the Lynn Peavey Company catalog. We also plan to work with Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitnessTM.

We anticipate an increase in marketing and sales costs throughout 2004 as we implement our marketing and sales plan to increase product awareness. We expect to incur costs for additional sales personnel, the expenses associated with trade shows and promotions, and our planned seminars and training programs.

For the year ended December 31, 2003, cost of sales increased from $73,205 (40% of revenues) in 2002 to $432,224 (61% of revenues) in 2003. Because of the small sales volume, lack of historical comparisons and its dependence on the type of testing conducted in a particular period, these results are not indicative of the margins that we may attain if our long-term goals are achieved. During 2004, we will continue to focus on increasing market awareness of our products, particularly within the consumer and forensic markets.

While we continue to improve and refine our accounting systems, we currently do not segregate product costs. We have been and continue to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts to initiating and developing our planned principal operations. It is expected that our pharmacogenomic products and services, once introduced, will be our major revenue generator.

Management does not manage on a product cost basis at this time. Further management does not allocate resources based on product lines. For the most part, personnel are not solely devoted to a product or a specific task. As a development stage company, personnel are required to perform a multitude of tasks including production and research and development. Revenue generation to date has not been substantial or steady enough to warrant segregation of duties. As such labor costs vary from period to period. Further we have not reached a stage where economies of scale are available to us. Production costs vary from period to period due to the level of revenue produced and research performed. It is anticipated, as stated previously, that as we move from a development stage company to an operating company, management will focus on product revenues, costs and the associated margins. As part of our effort to move towards an operating company, we continue to develop and refine our production processes for our introduced products; so that over time and as sales increase, an efficient process can be implemented and managed on an ongoing basis. In addition, we continue to work towards designing and establishing a cohesive marketing and sales effort for our introduced products. Although, both the forensic and genealogy markets have been in existence for several years, our products are new and unique to their markets and it requires market research and testing in order to arrive at the best way to present our products. We continue to test markets through primary market research and advertising. This effort is ongoing and will continue to develop as we gather information.

RESEARCH AND DEVELOPMENT EXPENSES

In 2003 and 2002, the largest component of our operating expenses was research and development costs, which consists of raw materials, laboratory supplies, equipment expense, and facilities and employment-related costs. The expenses were incurred in support of our currently available products, ANCESTRYbyDNA TM and DNAWitness TM , and for our anticipated pharmacogenomics products.

In 2003, we also conducted research for future enhancements to DNAWitness TM . The research included much needed sample collection for our eye and hair color studies. In addition, investigative research and studies continued on our pharmacogenomics products, including Ovanome TM and Statinome TM and a future cardiac product. Some of this research involved the acquisition and evaluation of new samples with corresponding medical histories.

For the year ended December 31, 2003, research and development costs increased from $2,195,418 in 2002 to $2,654,259 in 2003, an increase of $458,841, or 21%.
This increase is primarily the result of the stock based compensation received by our Chief Scientific Officer in return for his services to us.

Because we are in the development stage of our long-term business, it is not possible to directly correlate our current research and development costs to our future costs. We will continue to support research and development as our long-term business develops and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic product, Ovanome TM , to commercialization, our development costs for this product will increase in 2004. In addition, as we move other pharmacogenomic products forward, research and development costs will likely increase proportionately.

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

During 2004, we will continue to incur interest on the related party notes. The amount, however, will be less than 2003 as the outstanding balance has been reduced by our repayments on the notes and the satisfaction of $44,940 in notes held by George Frudakis repaid in cash in January 2004. George Frudakis is a shareholder of the Company and the father of our Chief Scientific Officer, Tony Frudakis. There is no other relationship between the Company and George Frudakis. We may elect to pay the remaining notes outstanding to Tony Frudakis with common stock. If we elect to do so, these payments will result in additional interest expense for the difference between the stock issue price and the market price at the date the common stock is issued. Our interest expense may also increase as a result of our convertible debenture that was entered into in late 2003. We will have a full year of interest expense and related deferred financing fee charge during 2004. There will be no additional interest expense charge related to the intrinsic value associated with the convertible debt and non-detachable warrants that are recorded.

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products, ANCESTRYbyDNATM, DNAWitnessTM; 2) introduce new and expanded products in the genealogy and forensic markets; 3) continue promoting our genotyping services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services. It is anticipated that we will add additional personnel in the laboratory and in administration, as growth warrants. No significant personnel additions are expected for 2004. Capital expenditures needed for the next twelve months are discussed in this 10-KSB/A below under the section entitled "Liquidity and Capital Resources".

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $1,540,922 and $2,037,095 at December 31, 2003, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our long term needs for cash and capital beyond the 12-month horizon will depend on the availability of funding and sales growth. Our current cash expenditure rate of approximately $370,000 per month will allow us to continue operations with little or no growth. At December 31, 2003 we had received approximately $449,930 in proceeds from our agreement with La Cove Investors, Inc. It is anticipated that we will continue to receive approximately $375,000 per month up to the full amount of the agreement of $8,000,000; at current cash expenditure rates, this would supply funding for a total of approximately 21 months, ending September 2006. Current cash flow consists of salaries and wages, lease repayments, material and sample purchases for production and research and development, selling general and administrative expenses, and limited capital purchases.

Implementing our plan of operations results in increased expenses for personnel, advertising, promotion, and the collateral materials associated with these plans. Availability of funding and sales growth will determine to what extent and how quickly these plans can be implemented. Costs will vary according to timing and level of commitment. To date, management has maintained a lower level of commitment in order to preserve liquidity. A new ad has been developed and placed for ANCESTRYbyDNA and a new promotional package is being developed.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2003, we have no off-balance sheet arrangements.

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

Asset Impairment

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. Since we are in the developmental stage, we do not have much history to determine our estimated cash flows. If we do not meet our targeted cash flows for our services and if the estimated disposition of the equipment is lower, this could result in a write-down of our equipment. Our equipment is very specialized equipment related to genomics research and there probably will not be a large demand for our used equipment. The amount of our net fixed assets is the amount of the maximum risk if our assumptions were not correct. Each year the assets will have higher depreciation and the maximum risk will decrease correspondingly.

Accruals and deferred compensation

We estimate the various accruals we record based upon the information we have available at the time the accruals are recorded. Any changes to these estimates could impact the accrual and related expense accounts. We recorded an accrual for federal and state income taxes that we agreed to pay for various executives on stock grants based upon the information we had at the time the entry was recorded. This estimate could change based upon the actual tax that is paid by the various executives which is based upon their actual circumstances at the time they file their taxes compared to the accrual we booked based upon estimated assumptions. During 2004, the accrual for federal and state income taxes payable for various executives on stock grants decreased by approximately $50,000 based upon actual taxes paid vs. our 2003 estimated accrual. We do not anticipate this accrual changing during the rest of 2004.

Allocation of Research and Development Costs

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees' time. We continue to refine our process of estimating specific invoice costs to research and development as well as our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative. Over time we believe this change in allocating costs during 2004 based upon actual labor effort vs. estimated labor effort for 2003 will result in a lower allocation of administrative costs to research and development. Also, as the Company hires employees, the department in which the employee is hired will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development the allocation to research and development for other administrative costs will increase as labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease as the labor effort percentage for research and development will have decreased. changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

ITEM 7. FINANCIAL STATEMENTS.



                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   CONSOLIDATED FINANCIAL STATEMENTS AS OF AND
                   FOR VARIOUS PERIODS ENDED DECEMBER 31, 2003
                    AND 2002 AND INDEPENDENT AUDITORS' REPORT

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Independent Auditors' Reports                                               F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2003                          F-3

Consolidated Statements of Operations for the years ended
 December 31, 2003 and 2002, and for the period
 December 10, 1998 (date of inception) to December 31, 2003                 F-4

Consolidated Statements of Stockholders' Deficit for the
 period ended December 10, 1998 to December 31, 1998
 and for the years ended December 31, 1999,
 2000, 2001, 2002 and 2003                                                  F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2003 and 2002 and for the period
 December 10, 1998 (date of inception) to December 31, 2003                 F-8

Notes to Financial Statements                                               F-10

                          Independent Auditors' Report

Board of Directors
DNAPrint genomics, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated balance sheet of DNAPrint genomics, Inc. and Subsidiary (a development stage enterprise) as of December 31, 2003 and related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from December 10, 1998 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the management of DNAPrint genomics, Inc. and Subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 2002, and for the period from December 10, 1998 (inception) to December 31, 2002, were audited by other auditors whose report dated April 11, 2003, included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period from December 10, 1998 (inception) through December 31, 2002 include total sales and net loss of $270,938 and $6,849,650, respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period from December 10, 1998 (inception) through December 31, 2003, insofar as it relates to amounts for periods through December 31, 2002, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditor's on the previous years financial statements, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DNAPrint genomics, Inc. and Subsidiary as of December 31, 2003 and the consolidated results of its operations and its cash flows for the year then ended and the period from December 10, 1998 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements of DNAPrint genomics, Inc. and Subsidiary have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has had recurring operating losses since inception, has negative working capital as of December 31, 2003, and has used approximately $1,530,000 of cash in operations for the year ended December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
February 20, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and stockholders of DNAPrint genomics, Inc. and subsidiary:

We have audited the accompanying consolidated statements of operations, stockholders deficit and cash flows of DNAPrint genomics, Inc. and subsidiary (collectively the "Company"), a development stage enterprise, for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/  Kingery, Crouse & Hohl, P.A.

April 11, 2003
Kingery & Crouse & Hohl, P.A.
Tampa, Florida

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $    265,921
Accounts receivable (net of allowance
 for doubtful accounts of $500)                                         9,303
Stock proceeds receivable                                             422,955
Deferred compensation                                                 220,067
Prepaid expenses                                                       83,010
Total current assets                                                1,001,256
PROPERTY AND EQUIPMENT (net of accumulated
 depreciation and amortization of $321,327)                           282,305
OTHER ASSETS                                                            5,000
TOTAL                                                            $  1,288,561
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                 $    582,602
Accrued expenses                                                      256,593
Accrued compensation expense                                        1,283,206
Deferred revenue                                                       62,118
Notes payable to related parties                                      298,043
Capital lease obligation                                               59,616
Total current liabilities                                           2,542,178
Capital lease obligation - long-term                                    5,613
Accrued expenses payable with common stock                            307,865
Convertible debenture                                                 470,000
Total liabilities                                                   3,325,656
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000
 shares authorized; -0- shares issued and outstanding                      --
Common stock, $.01 par value, 1,500,000,000
 shares authorized; 523,898,635 shares issued and outstanding       5,238,986
Common stock subscribed                                             1,153,663
Additional paid-in capital                                         16,360,817
Deferred stock compensation                                          (735,356)
Deficit incurred prior to development stage                        (7,427,422)
Deficit accumulated during the development stage                  (16,627,783)
Total stockholders' deficit                                        (2,037,095)
TOTAL                                                            $  1,288,561

                 See notes to consolidated financial statements


                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            For the Period
                                                                           December 10, 1998
                                           For the Year     For the Year  (date of inception)
                                          Ended December   Ended December     to December
                                            31, 2003         31, 2002          31, 2003
                                          -------------    -------------    -------------
SALES                                     $     709,638    $     184,551    $     980,576

COST OF SALES                                   432,224           73,205          605,100
                                          -------------    -------------    -------------

GROSS PROFIT                                    277,414          111,346          375,476
                                          -------------    -------------    -------------

OTHER OPERATING EXPENSES:
Research and development                      2,654,259        2,195,418        7,084,525
General and administrative                    3,857,925          529,535        5,848,955
                                          -------------    -------------    -------------
   Total other operating expenses             6,512,184        2,724,953       12,933,480
                                          -------------    -------------    -------------

LOSS FROM OPERATIONS                         (6,234,770)      (2,613,607)     (12,558,004)
                                          -------------    -------------    -------------

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences                 --               --          353,090
Loss on disposal of investments                      --               --         (349,006)
Stock based settlement expense                 (152,437)              --         (152,437)
Interest expense                               (902,698)        (453,247)      (1,386,428)
Intrinsic value of convertible debt and
     non-detachable warrants                   (500,000)              --         (500,000)
                                          -------------    -------------    -------------
Other expense                                        --          (46,770)         (46,770)
                                          -------------    -------------    -------------
     Total other income (expense) - net      (1,555,135)        (500,017)      (2,081,551)
                                          -------------    -------------    -------------

NET LOSS                                  $  (7,789,905)   $  (3,113,624)   $ (14,639,555)
                                          =============    =============    =============

NET LOSS PER SHARE  - Basic and
     Diluted                              $        (.02)   $        (.01)   $        (.04)
                                          =============    =============    =============

SHARES USED IN COMPUTING NET
   LOSS PER SHARE - Basic and Diluted       499,603,483      451,366,200      393,357,702
                                          =============    =============    =============

                 See notes to consolidated financial statements


                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Deficit    Deficit
                                                                                       incurred accumulated Accumulated
                                                                 Stock                prior to   during      Other
                                          Additional  Common    Subscrip-   Deferred   devel-     the       Compre-
                         Common Stock     Paid-In     Stock      tions       Stock     opment  development  hensive
                      Shares      Amount  Capital   Subscribed Receivable Compensation  stage    stage      Income       Total
                     -------------------------------------------------------------------------------------------------------------
 BALANCES,
  DECEMBER 10, 1998  29,400,986    294,010    4,977,381                  -       -  (7,427,422)(44,244,627)   222,443  (46,178,215)

 Stock issued
  for acquisition
  of DNAPrint
  genomics, Inc.
  (FL) in Pooling
  of Interests       192,000,00  1,920,000     (920,000)        (1,000,000)      -                                               -

 Common stock
  issued for
  reorganization/
  court order at
  $0.02 per share   125,000,000  1,250,000    1,687,480                                                                  2,937,480

 Adjustment due
 to subsidiaries
 liquation in
 bankruptcy                                                                                     63,355,809              63,355,809

 Net loss for
  the year ended
  December 31, 1999                                                                            (20,061,513)            (20,061,513)

 BALANCES,
  DECEMBER 31, 1999 346,400,986  3,464,010    5,744,861       - (1,000,000)        - (7,427,422)  (950,331)   222,443       53,561

 Stock issued for
 advertising and
 marketing services
 at $.02 per share    8,000,000     80,000       80,000                                                                    160,000

 Increases in stock
  issued for
  acquisition of
  land at
  $.075 per share    30,000,000    300,000    1,700,000                                                                  2,000,000

 Net loss for the
  year ended
  December 31, 2000                                                                               (191,789)               (191,789)

 Unrealized loss
  on securities                                                                                              (197,298)    (197,298)

 Subscription
  receivable payments                                              539,500                                                 539,500

 Deferred stock
  compensation
  related to stock
  option grants                                 731,450                     (731,450)

 Dividend paid in
  common stock of
  Heroes, Inc.                                                                                  (1,988,228)             (1,988,228)

 BALANCES,
  DECEMBER 31, 2000 384,400,986  3,844,010    8,256,311       -   (460,500) (731,450)(7,427,422)(3,130,348)    25,145      375,746

 Common stock issuances:                                                                                                         -

  Via 506 Private
   Placement at
   $.05 per share    14,324,000    143,240      572,960                  -         -          -          -          -      716,200

   For consulting
    services at
    $.05 per share      800,000      8,000       32,000                  -         -          -          -          -       40,000

   Through funding
    agreement with
    TBFI at
    $.05 per share    7,816,620     78,166      312,665                  -         -          -          -          -      390,831

   From exercise of
    nonqualified
    stock options at
    $.05 per share   11,250,000    112,500      574,375                  -         -          -          -          -            -

   For bankruptcy
    settlements at
    $.02 per share   10,695,768    106,958      106,958                  -         -          -          -          -      213,916

 Loss on investment           -          -            -                  -         -          -          -    (25,145)     (25,145)

 Recovery of
  subscription
  receivables                 -          -            -            460,500         -          -          -          -      460,500

 Deferred stock
 compensation
 related to stock
 option grants                -          -       22,100                  -   (22,100)         -          -          -            -

 Amortization of
  deferred stock
  compensation                -          -            -                  -   219,530          -          -          -      219,530

 Net loss for
  the year ended
  December 31, 2001           -          -            -                  -         -          - (2,593,906)         -   (2,593,906)

 BALANCES,
  DECEMBER 31, 2001 429,287,374  4,292,874    9,877,369       -          -  (534,020)(7,427,422)(5,724,254)         -      484,547

 (Continued)


                                         See notes to consolidated financial statements


                                                                                       Deficit    Deficit
                                                                                       incurred accumulated Accumulated
                                                                 Stock                prior to   during      Other
                                          Additional  Common    Subscrip-   Deferred   devel-     the       Compre-
                         Common Stock     Paid-In     Stock      tions       Stock     opment  development  hensive
                      Shares      Amount  Capital   Subscribed Receivable Compensation  stage    stage      Income       Total
                     -------------------------------------------------------------------------------------------------------------
Common
 stock issuances:

 Via 506 Private
  Placement at
  $.018 per share     1,388,888     13,889       11,111                  -         -          -          -          -       25,000

 For consulting
  services at
  $.04 per share         50,000        500        1,500                  -         -          -          -          -        2,000

 For consulting
  services at
  $.063 per share        42,063        420        2,229                  -         -          -          -          -        2,649

 For consulting
  services at
  $.067 per share        50,000        500        2,850                  -         -          -          -          -        3,350

 From exercise
  of nonqualified
  stock options at
  $.051 per share     2,555,555     25,556       97,943                  -         -          -          -          -      123,499

 From exercise
  of nonqualified
  stock options at
  $.059 per share     2,500,000     25,000      122,500                  -         -          -          -          -      147,500

 From exercise of
  employee stock
  options               944,978      9,450       (9,450)                 -         -          -          -          -            -

 For settlement of
  related party notes
  payable at
  $.035 per share    14,547,355    145,473      771,010                  -         -          -          -          -      916,483

 Per settlement
  agreement with TBFI         -          -       34,200                  -         -          -          -          -       34,200

 Deferred stock
  compensation related
  to stock option grants      -          -      171,800                  -  (171,800)         -          -          -            -

 Amortization of
  deferred stock
  compensation                -          -            -                  -   269,694          -          -          -      269,694

 Net loss for the
  year ended
  December 31, 2002           -          -            -                  -         -          - (3,113,624)         -   (3,113,624)

 BALANCES,
  DECEMBER 31, 2002 451,366,213 $4,513,662  $11,083,062  $    -          - $(436,126)$(7,427,422)$(8,837,878) $     -  $(1,104,702)

Common stock issuances:
                                                                                                                             -
 For settlement of
  related party notes
  payable and
  interest at $0.032 17,307,983    173,079     380,776                                                                      53,855

 For settlement of
  related party
  notes payable and
  interest at $0.032  8,067,238     80,672      177,479                                                                     58,151

 For settlement of
  related party
  notes payable and
  interest at $0.074  2,710,043     27,100      173,443                                                                    200,543

 For settlement of
  related party
  notes payable and
  interest at $0.072  8,092,592     80,926      501,741                                                                     82,667

 For consulting
  services at $.030
  per share           2,780,867     27,809       55,617                                                                     83,426

 For consulting
  services at $.048
  per share             333,725      3,337       12,665                                                                     16,002

 For consulting
  and scientific
  advisory board
  services at $.073
  per share             269,937      2,699       17,133                                                                     19,832

 For scientific
  advisory board
  services at
  $.048 per share       100,000      1,000        3,750                                                                      4,750

 For accounting
  services at $.026
  per share              84,150        841        1,358                                                                      2,199

 For legal services
  at $.068 per share     58,330        583        3,360                                                                      3,943

 For legal services
  at $.077 per share     70,778        708        4,756                                                                      5,464

(Continued)

                                                          See notes to consolidated financial statements


                                                                                       Deficit    Deficit
                                                                                       incurred accumulated Accumulated
                                                                 Stock                prior to   during      Other
                                          Additional  Common    Subscrip-   Deferred   devel-     the       Compre-
                         Common Stock     Paid-In     Stock      tions       Stock     opment  development  hensive
                      Shares      Amount  Capital   Subscribed Receivable Compensation  stage    stage      Income       Total
                     -------------------------------------------------------------------------------------------------------------
For legal
 services at
 $.064 per share         63,594        636        3,447                                                                      4,083

For legal
 services at
 $.05 per share          59,803        598        2,422                                                                      3,020

For legal
 services at
 $.048 per share        128,074      1,281        4,918                                                                      6,199

For consulting
 services at $.031
 per share              134,589      1,346        2,876                                                                      4,222

For legal
 services at
 $0.027 per share       843,912      8,439       14,566                                                                     23,005

For consulting
 services at $.050      652,166      6,522       25,781                                                                     32,303

From exercise
 of nonqualified
 stock options at
 $.029 per share      5,882,352     58,824      111,764                                                                    170,588

From exercise of
 nonqualified
 stock options at
 $.135 per share      4,166,666     41,667      520,833                                                                    562,500

From exercise of
 nonqualified stock
 options at
 $.110 per share      4,166,666     41,667      416,666                                                                    458,333

From exercise of
 nonqualified
 stock options
 at $.072 per share   3,030,303     30,303      187,879                                                                    218,182

From exercise of
 nonqualified stock
 options at
 $.061 per share      3,225,806     32,258      164,516                                                                    196,774

Via 506 private
 placement at
 $A.015 per share       666,667      6,667        3,333                                                                     10,000

Via 506 private
 placement at
 $.014 per share      2,777,778     27,778       12,222                                                                     40,000

For settlement
 with TBFI. at
 $.082 per share      4,763,662     47,637      342,983                                                                    390,620

Conversion of
 debt to common
 stock and
 exercise of
 non-detachable
 warrants             1,063,829     10,638       29,362                                                                     40,000

Conversion of
 debt to common
 stock and
 exercise of
 non-detachable
 warrants             1,030,912     10,309       29,691                                                                     40,000

Amortization of
 deferred stock
 compensation                                                              1,378,637                                     1,378,637

Deferred stock
 compensation costs                                                       (1,848,750)                                   (1,848,750)

Stock
 options cancelled                             (170,883)                     170,883                                             -

Common
 stock subscribed                             1,836,824 1,153,663                                                        2,990,487

Intrinsic value
 of convertible
 debt and warrants                              500,000                                                                    500,000

Stock issuance costs                           (173,523)                                                                  (173,523)

Warrants issued
 for stock
 issuance costs                                  80,000                                                                     80,000

Net loss for
 the year ended
 December 31, 2003                                                                              (7,789,905)             (7,789,905)

BALANCES,
 DECEMBER 31, 2003  523,898,635  5,238,986   16,360,817 1,153,663        -  (735,356)(7,427,422)(16,627,783)        -   (2,037,095)

                                          See notes to consolidated financial statements



                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE          FOR THE
                                             YEAR ENDED       YEAR ENDED      FOR THE PERIOD
                                             DECEMBER 31,     DECEMBER 31,  DECEMBER 10, 1998
                                                2003             2002      (DATE OF INCEPTION)
                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $ (7,789,905)   $ (3,113,624)   $(14,639,555)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                     125,640         179,146         488,917
Provision for bad debts                            (1,750)         13,488          11,738
Impairment of assets                                   --         254,434         254,434
Loss on disposal of investments                        --              --          11,772
Loss on disposal of property and                       --           5,039           5,039
equipment
Amortization of deferred stock                    174,231         269,694         663,455
compensation
Amortization of deferred                          740,101              --         740,101
compensation
Common stock issued for interest                  893,052         407,326       1,300,378
expense on related party notes
payable
Common stock issued for                                --              --         343,000
reorganization/court order
Common stock issued for services                1,647,254           7,999       2,236,668
Common stock issued for                                --              --          28,080
bankruptcy settlement
Stock issued for settlement                       152,437         152,437
Intrinsic value of convertible                    500,000         500,000
debt and non-detachable warrants
Stock based compensation                        1,943,906       1,943,906
(Increase) decrease in                              2,058         (23,099)        304,650
receivables
Decrease (increase) in prepaid                 (1,452,380)          9,824      (1,471,133)
expenses and other assets
Increase in accounts payable and                1,535,544         418,398       2,327,979
accrued liabilities
NET CASH USED IN OPERATING                     (1,529,812)     (1,571,375)     (4,798,134)
ACTIVITIES
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property and                         (14,165)        (16,454)       (775,529)
equipment
Proceeds from disposal of                              --          10,100          10,100
property and equipment
Net bankruptcy adjustment                              --              --         511,274
NET CASH USED IN INVESTING                        (14,165)         (6,354)       (254,155)
ACTIVITIES
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable -                     231,657       1,255,379       1,487,036
related party
Proceeds from settlement with                     238,183          34,200         272,383
Tampa Bay Financial
Advances from Tampa Bay                                --          50,815         384,581
Financial, net
Proceeds from issuance of common                  906,478         295,999       2,393,427
stock
Proceeds from convertible                         500,000              --         500,000
debenture
Repayment of notes payable                             --              --        (350,800)
Collections from stock                                 --              --         836,960
subscriptions
Principal payments on capital                     (78,200)        (89,876)       (205,377)
lease obligation
NET CASH PROVIDED BY FINANCING                  1,798,118       1,546,517       5,318,210
ACTIVITIES
NET INCREASE (DECREASE) IN CASH                   254,141         (31,212)        265,921
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                         11,780          42,992              --
BEGINNING OF PERIOD
CASH AND CASH EQUIVALENTS, END               $    265,921    $     11,780    $    265,921
OF PERIOD

(Continued)


                                        FOR THE         FOR THE
                                       YEAR ENDED     YEAR ENDED      FOR THE PERIOD
                                       DECEMBER 31,   DECEMBER 31,  DECEMBER 10, 1998
                                           2003          2002      (DATE OF INCEPTION)
                                       ------------   ------------    ------------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
Approximate Interest Paid              $        --    $    24,000   $    53,300
Income taxes paid                      $        --    $        --   $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock subscription receivable arising  $        --    $        --   $ 1,000,000
from acquisition of DNAPrint
genomics, Inc. (Florida)
Common stock issued for related party  $   702,164    $   509,158   $ 1,211,322
notes payable
Unrealized loss on long-term           $        --    $        --   $  (222,443)
investments
Common stock issued for land           $        --    $        --   $ 2,000,000
subsequently swapped for investment
in Heroes, Inc
Dividend paid in stock of Heroes,      $        --    $        --   $(1,988,228)
Inc.
Common stock issued for                $        --    $        --   $(2,905,500)
reorganization /court order arising
from conversion of claim to stock
Conversion of Tampa Bay Financial      $        --    $        --   $   453,331
advances to stock
Equipment leased under capital lease   $    11,193    $        --   $   259,905
Deferred compensation on grants of     $        --    $   171,800   $   925,350
stock options
Deferred compensation reduced for      $  (170,883)   $        --   $  (170,883)
stock options cancelled
Stock to be issued for compensation    $ 2,588,250    $        --   $ 2,588,250
Debenture converted into common stock  $    30,000    $        --   $    30,000
Warrants issued for stock issuance     $    80,000    $        --   $    80,000
costs


                 See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DNAPrint genomics, Inc. ("DNAP Utah"), which was organized for the purpose of investing in all forms of investments, was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida") through the issuance of 192,000,000 shares of its common stock which was accounted for as a pooling of interests. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiary, DNAP Florida (collectively referred to as "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

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

DNAPrint genomics, Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNATM are increasing, our forensic product, DNAWitnessTM has just been introduced in the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial introductory stage.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin Topic 13, revenues are recognized when we have persuasive evidence an arrangement exists including a fixed price, collection is reasonably assured, the services have been provided and delivered to the customer and no additional performance is required by us. We are currently providing ancestry, forensic, and genotyping services. Deferred revenue represents the unearned portion of payments received in advance of ancestry tests being completed and delivered to our customers. Our services are performed at the request of our customers and after the agreement/arrangement has been entered into, we do not generally give refunds to our customer as we have begun to incur or incurred the costs associated with that service. Our software program ADMIXMAP is currently for internal use solely by our scientists and we do not generate revenue from any sales thereof.

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

Accounts Receivable

Accounts receivable consist of ancestry, forensic, and genotyping services to customers. We generally require prepayment for ancestry services, and perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, an allowance for doubtful accounts of $500 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

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

Property and Equipment

Property and equipment are recorded at the lower of cost or fair value. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets' estimated useful lives of three to ten years. Amortization of leasehold improvements, included with depreciation, is computed using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. For income tax purposes, we use the accelerated methods for all assets as required by the Internal Revenue Service.

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

Research & Development

Research and Development ("R&D") expenses are fully charged to the consolidated statements of operations when incurred. All of our R&D is performed internally and no R&D is contracted nor do we perform R&D for other entities. We do have consulting arrangements which provides added depth to our team. These arrangements are typically based upon a fee paid monthly or quarterly. We also purchase samples that we use in our testing and these samples are expensed when purchased. Our R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

For all stock option awards to employees and board of directors, we have elected to apply the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 " Accounting for Stock Issued to Employees " and related Interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of BASB Statement No. 123 to stock-based employee compensation:

                                                                       2003          2002

Net loss as reported                                                 $7,789,905   $3,113,624

Total stock-based employee compensation expenses determined under        42,195       99,000
fair value based method for all awards, net of related tax effects
Pro forma net loss                                                   $7,832,100   $3,212,624
Loss per share basic and diluted:
As reported                                                          $      .02   $      .01
Pro forma                                                            $      .02   $      .01

See footnote G, for additional disclosure and discussion of our option plan and option activity.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, " Accounting for Stock-Based Compensation-Transition and Disclosure" . This Statement amends FASB Statement No. 123, " Accounting for Stock-Based Compensation ", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS 148 on January 1, 2003. We continue to use the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for our stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, " Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 " (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our financial statements.

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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $1,540,922 and $2,037,095 at December 31, 2003, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following at December 31, 2003:

                                                    2003

Leased equipment under capital lease             $  86,122

Furniture, fixtures and other equipment            347,697
Leasehold improvements                             169,813
Subtotal                                           603,632
Less accumulated depreciation and amortization    (321,327)
Property and equipment - net                     $ 282,305

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

At December 31, 2003 our non-current net deferred income tax assets (assuming an effective income tax rate of approximately 38%) consisted of the following:

    Non-current deferred income tax asset:

                                                                     AMOUNTS
Deferred income tax asset:

Net operating loss carry forwards                                  $ 3,189,000
Bonuses                                                                704,000
Option expense                                                         250,000
Impairment of assets                                                    96,000
Total deferred income tax asset                                      4,239,000
Deferred income tax liability:
Deferred stock compensation included in employee compensation in      (242,000)
                                                                          2003
Total deferred income tax liability                                   (242,000)
Less valuation allowance                                            (3,997,000)
Net deferred income tax asset                                      $        --

Differences between the federal benefit computed at a statutory rate and our effective tax rate and provision are as follows as of December 31, 2003 and 2002:


                                                                           2003          2002

Statutory benefit                                                     $ (2,648,000)   (1,059,000)

State tax benefit, net of federal effect                                  (283,000)     (124,000)
Increase in deferred income tax valuation allowance                      1,937,000     1,126,000
Intrinsic value of convertible debt and non-detachable warrants            328,000            --
Non-deductible expenses                                                    473,000            --
Non-deductible interest expense                                            188,000            --
Other                                                                        5,000        57,000
                                                                      $         --            --

NOTE E - CONVERTIBLE DEBENTURE

On November 25, 2003, we closed on a $500,000, 8% convertible debenture with non-detachable warrants with La Jolla Cove Investors, Inc. ("LJCI"). We pay interest on a monthly basis with a principal balloon payment due on the maturity date of November 24, 2005. LJCI has the right to convert the debenture and exercise the warrants after the first full calendar month after the registration statement was filed (which was filed on December 19, 2003). Per the agreement, LJCI shall convert at least 5% of the face value of the debenture each calendar month into common shares of the Company. The number of common stock shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by sixteen, minus the product of the conversion price multiplied by fifteen times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) $0.20 or
(ii) 80% of the average of the five lowest daily value weighted average price of our common stock during the twenty trading days prior to LJCI's election to convert.

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

NOTE F - NOTES PAYABLE TO RELATED PARTIES

In addition to the notes outstanding at December 31, 2002 of $746,222, during 2003, we received additional funds of $231,657 from our Chief Scientific Officer and his father in accordance with a funding agreement we entered into with them in February 2002 and which was subsequently amended during October 2002. We also had rent payments of $22,328 which were paid by issuing notes payable to George Frudakis (the rent was owed to a company he owned). George Frudakis is a shareholder of the Company and the father of our Chief Scientific Officer, Tony Frudakis. There is no other relationship between the Company and George Frudakis. The principal and 8% interest on these notes were due at December 30, 2003. The funding agreement provided that if we are unable to pay the notes and accrued interest, the lender's only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued in satisfaction of the debt will be based on a price of $.035 per share if the weighted average price of our stock is $.05 per share or above; alternatively if the weighted average price of our stock is less than $.05, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $.01 per share.

During January and July 2003, we elected to satisfy approximately $549,000 and $174,000, respectively of the related party notes and accrued interest and as satisfaction for same we issued 25,375,221 and 10,802,635, respectively shares of our common stock. Because the issuance price was less than the fair market value of our shares at the time of issuance, we recognized additional interest expense in January and July, 2003 of approximately $263,000 and $609,000, respectively as a result of these transactions.

At December 31, 2003, our notes payable to related parties is $298,043. The notes of approximately $45,000 and accrued interest of approximately $4,000 owed to George Frudakis was paid in full during January 2004. Subsequent to year-end, the Company and Tony Frudakis agreed to extend the funding agreement with him under the same terms until December 31, 2004. While we currently anticipate having the funds to satisfy this remaining indebtedness at its maturity, if we liquidate the indebtedness using discounted stock, then we will be required to record additional interest expense arising from the difference between the fair value and issuance price of our stock.

NOTE G - CERTAIN EQUITY TRANSACTIONS

Common Stock

Conversion of Debenture and Exercise of Warrants

At December 31, 2003, LJCI converted $30,000 of convertible debentures into our common stock and exercised 450,000 of the non-detachable warrants. This combined transaction resulted in us recording a receivable of $422,955 (the funds were sent by LJCI to our investment banking firm which wired us the funds early in January 2004) which is net of $27,045 stock issuance costs and we issued 12,403,861 shares of the our common stock of which 2,094,741 were issued at yearend and 10,309,120 were issued in early January 2004. At December 31, 2003, we have $103,091 recorded in our common stock subscribed equity account for the unissued shares.

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

Service Agreement

On July 14, 2003, we entered into an agreement with Sema4, Inc. d.b.a Semaphore. In the agreement, Semaphore agrees to provide consulting and support services for investor relations and general counsel activities. Semaphore will bill us at an agreed upon hourly rate for investor relation services and general counsel activities. Semaphore agreed to defer, until financing is completed, 60% of the general counsel fees and 50% of the investor relation fees. The deferred billing may be converted to equity at Semaphore's choosing and at a 20% discount. The value of the stock will be based on the past fifteen day moving average prior to the date of the valuation which will be the date of the invoice. During December 2003, we issued 652,166 shares of common stock with a value of approximately $32,000. The discount amount of approximately $7,000 has been recorded as an expense during the period.

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

o Upon closing of a transaction, a fee equal to the greater of $165,000 or 6% of the aggregate dollar value of the aggregate consideration paid by investors (provided however that if the total raised is less than $1,000,000, then the fee shall be 16.5% of the amount raised).

o Upon closing of a transaction, warrants to purchase (at a nominal price) shares of our common stock having a value equal to 4% of the aggregate consideration paid by investors. We get to apply a credit of one-half the value of the $80,000 warrants discussed above to these warrants. As of December 31, 2003, no additional warrants were required to be issued.

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

The status of our stock options are summarized below:

                                                            WEIGHTED
                                             NUMBER OF       AVERAGE
                                              SHARES      EXERCISE PRICE

Outstanding at December 31, 2001            10,850,000    $    0.008

Granted                                      4,280,000         0.022
Exercised                                   (1,037,500)        0.006
Cancelled                                           --            --
Outstanding at December 31, 2002            14,092,500         0.013
Granted                                             --            --
Exercised                                           --            --
Cancelled                                   (5,142,500)        0.007
Outstanding at December 31, 2003             8,950,000    $    0.015
Options exercisable at December 31, 2003     6,744,792    $    0.012

Options available for
 grant at December 31, 2003                 11,812,500

The following table summarizes the information about our stock options outstanding at December 31, 2003:

                                                      WEIGHTED
                                                       AVERAGE           WEIGHTED                        WEIGHTED
                                                      REMAINING          AVERAGE                         AVERAGE
                                 NUMBER              CONTRACTUAL         EXERCISE      NUMBER            EXERCISE
    EXERCISE PRICE            OUTSTANDING            LIFE (YEARS)         PRICE     EXERCISABLE           PRICE
       $.006                      4,962,500               6.77          $   0.006     4,821,875         $   0.006

       $.010                        125,000               6.74              0.010        93,750             0.010
       $.020                      1,262,500               7.63              0.020       637,500             0.020
       $.030                      2,600,000               8.16              0.030     1,191,667             0.030
                                  8,950,000               7.30          $   0.015     6,744,792         $   0.012

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

                                2003              2002
Net loss:

As reported               $     7,789,905    $     3,113,624
Pro forma                 $     7,832,100    $     3,212,624
Loss per share:
As reported               $           .02    $           .01
Pro forma                 $           .02    $           .01

The weighted average fair value of options granted during 2002, estimated on the date of grant using the Black-Scholes option-pricing model, was $.04 to $.05. The fair value of options granted was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0 %, expected volatilities of 112%, risk-free interest rates of 5%, and expected lives of 4 years.

NOTE H - OTHER COMMITMENTS AND CONTINGENCIES

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

Obligations under Capital Leases

We have capitalized rental obligations under leases of equipment. The obligations, which mature in 2005 and 2006, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are:

                             YEAR ENDING
                             DECEMBER 31,
2004                                                         $      65,674

2005                                                                 5,877
2006                                                                   293
Total minimum lease payments                                        71,844
Less amount representing interest                                    6,615
Present value of net minimum lease payments                         65,229
Less current portion                                               (59,616)
                                                             $       5,613

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

GenBiomics, LLC Consulting Agreement

A consulting agreement between GenBiomics, LLC and us was terminated on April 1, 2003. The original consulting agreement was signed on May 17, 2002 and was an agreement that we entered into for consultation and advice on the development of our scientific and business plans. Since that time, two of GenBiomics members have agreed to become executives in our Company and Board of Director members and as a result the prior consulting agreement was terminated. At December 31, 2003, we had accrued $35,475 owed to GenBiomics for the services provided prior to the termination of this agreement. During 2003 and 2002, we recorded consulting expense related to this agreement of $10,000 and $41,250, respectively.

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

Related Party Notes Payment

During late January 2004, we paid in full the notes and related accrued interest totaling approximately $49,000 owed to George Frudakis, father of our Chief Scientific Officer. George Frudakis is a shareholder of the Company and the father of our Chief Scientific Officer, Tony Frudakis. There is no other relationship between the Company and George Frudakis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We dismissed our accounting firm Kingery, Crouse, and Hohl on September 19, 2003 and engaged Pender, Newkirk and Company (PNC). Our Board of Directors approved the change. Kingery, Crouse, and Hohl's reports on our consolidated financial statements for each of the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope for accounting principles, except that the report of Kingery, Crouse and Hohl on our financial statements for the fiscal year ended December 31, 2002 contains an expression of substantial doubt regarding our ability to continue as a going concern.

There were no disagreements with our former accountants and we filed an 8K with the SEC noting the change on September 19, 2003.


ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



Our directors are elected at our annual meetings by a plurality of the shares represented and our officers serve at the pleasure of the Board of Directors. Our current officers and directors are:

    NAME                 AGE                POSITION

Tony Frudakis             36   Director, Secretary, Chief Scientific Officer

Richard Gabriel 2         55   Director, Chief Executive Officer, President
Hector Gomez              64   Director, Chief Medical Officer
Monica Tamborini 3        47   Chief Financial Officer, Chief Operating Officer

2 Married to Monica Tamborini
3 Married to Richard Gabriel


Dr. Frudakis has served on our board and has been an officer since our inception. Dr. Gomez has served as a director since 2002 and as an officer since May of 2003. Mr. Gabriel has served as a director since 2002 and as an officer since March of 2003. Ms. Tamborini has been an officer since May of 2003.

Tony Frudakis, Ph.D. Dr. Frudakis, our founder, has been with us since the Company's inception. He has served in many capacities, including CEO/President. Dr. Frudakis now serves as Chief Scientific Officer (CSO) and is responsible for executing research and development goals and objectives, under the direction of the Board of Directors. As a member of the Board of Directors, Dr. Frudakis also participates in strategic planning, concentrating on his field of expertise, biologic and genomics science and innovation.

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

Monica Tamborini. In May of 2003, Ms. Tamborini joined us as Chief Financial Officer (CFO) and Chief Operating Officer (COO). As CFO, Ms. Tamborini oversees and manages all accounting functions, including financial reporting, as well as helping to obtain outside capital to fund our operations. As COO, she is responsible for seeing that operations run efficiently and effectively and that we have the necessary personnel and infrastructure required to execute the Board's strategic plan of operations.

Prior to joining us, Ms. Tamborini had served in controller and CFO positions since 1988. From 1992 to 2001, she was CFO for Calix Corp and its subsidiary Pharm-eco Laboratories. Ms. Tamborini was also one of the five core team members for Pharm-eco Laboratories that set the overall strategic direction of the company. Her main focus was operations and finance. From 2001 through 2003, Ms. Tamborini had no professional experience with respect to the capacities at which she now serves our company.

Ms. Tamborini serves on our audit committee and has been designated by our Board of Directors as our Audit Committee Financial Expert. Ms Tamborini, in the Board of Directors' opinion, has the required experience as noted in Item 401 of the SEC rules and regulations. She has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. She also has over 20 years experience preparing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements and she has an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. Because of her positions as chief operating officer and chief financial officer, Ms. Tamborini is not "independent" with respect to the Company.

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

4 The dollar value of the restricted stock is calculated by multiplying the closing market price of our unrestricted stock on the date of grant, May 16, 2003, by the number of shares awarded as required in instructions to Item 402(b)(2)(iii)(C). For book purposes, the value is calculated by applying a 15% discount on the closing price.
5 Because the grantees can not sell their stock for cash to cover the tax liability that will be due, we agreed to cover the tax liability associated with the stock grant in cash by the date that the tax will be due by the grantee. This was earned in 2003 but will be paid in 2004.


                           SUMMARY COMPENSATION TABLE

                                                                       RESTRICTED
                                                                         STOCK           ALL OTHER
        NAME AND PRINCIPAL CAPACITY            YEAR     SALARY          AWARDS 4      COMPENSATION 5

Richard Gabriel 6

Director, Chief Executive                        2002    $  0        $         0       $          0
Officer , President                              2003    $  0        $  $870,000   7   $    444,808


Hector Gomez, M.D., Ph.D. Director, Chairman of the                                 2002                              $     20,000
Board, Chief Medical Officer                                                        2003              $    725,0008   $    277,988
Tony Frudakis, Ph.D. 9 Chief Scientific Officer                                     2001 $    130,000
Director, Secretary                                                                 2002 $    130,000
                                                                                    2003 $    130.000 $    870,00010  $    307,888
Monica Tamborini 11 Chief Financial Officer, Chief Operations Officer               2003 $          0 $    580,00012  $    257,372


EMPLOYMENT AGREEMENTS

On May 8, 2001, we entered into an Employment Agreement with Tony Frudakis, our Chief Scientific Officer. The Agreement runs for a term that commenced August 22, 2001 and expires August 22, 2005, subject to extension from year to year by mutual agreement. The Agreement provided a base salary of $95,000 per year to Dr. Frudakis. We increased this salary to $130,000 per year in 2001, and our Board of Directors may increase the salary from time to time in its discretion. The Employment Agreement also permits the Board of Directors to pay discretionary bonuses or other benefits to Dr. Frudakis. Upon termination of employment, the Agreement prohibits Dr. Frudakis from competing with the Company for a period of two years in the state of Florida. On November 30, 2001, we also entered into a Performance Stock Agreement with Dr. Frudakis that requires us to grant him 30 million shares of our restricted stock upon achieving certain milestones. The Board of Directors renegotiated the milestones in light of changes in the Company's operational strategy. Thereafter, Dr. Frudakis met the milestone and we granted the stock in 2003.

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

6 Mr. Gabriel joined our Board of Directors during 2002 and became our Chief Executive Officer and President in 2003. 7 Calculated on 30,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.
8 Calculated on 25,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors. 9 Dr. Frudakis has been with us since inception and has held many titles and positions during that time including CEO, President and CFO. Dr. Frudakis is currently our CSO.
10 Calculated on 30,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors. 11 Ms. Tamborini joined us in 2003.
12 Calculated on 20,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

                          FISCAL YEAR END OPTION VALUES

(a)          (d)                                                  (e)

Name Number of Securities Underlying Unexercised Options at Fiscal Year Value of Unexercised In-the-Money Options at Fiscal Year
             End                                                  End
             Exercisable/Unexercisable

Hector
Gomez        2,600,000                                            $101,400 13

             1,191,667/1,408,333

There were no options exercised during fiscal year 2003.

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


                       NAME AND ADDRESS OF                       AMOUNT OF                   PERCENTAGE OF
TITLE OF CLASS         BENEFICIAL OWNER 14                 BENEFICIAL OWNERSHIP                 CLASS 15
Common                 Tony Frudakis                             60,782,937                      9.39%

Common                 Richard Gabriel                           30,000,000                      4.64%
Common                 Hector Gomez                              26,191,667 16                   4.04%
Common                 Monica Tamborini                          20,000,000                      3.09%
Common                 Directors and Officers
                        as a Group (4 persons)                  135,782,937                     20.98%

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
                                    OUTSTANDING OPTIONS,             OPTIONS, WARRANTS              (EXCLUDING SECURITIES REFLECTED
                                    WARRANTS AND RIGHTS                 AND RIGHTS                           IN COLUMN (A))
                                            (A)                             (B)                                    (C)

Equity compensation plans                           0                          N/A                                         0
approved by security
holders

Equity compensation plans                   8,950,000                   $    0.015                                40,350,000
not approved by security
holders
Total                                       8,950,000                   $    0.015                                40,350,000

The material features of the equity compensation plans reflected in the foregoing table are described in Note G to our financial statements contained in
Item 7 of this Annual Report on Form 10-KSB, under the caption "Employee Stock Options and Awards."

13 Calculated based on the closing price of .069 on December 31, 2003 less the exercise price of .03 multiplied by 2,600,000.

14 Unless otherwise noted, c/o DNAPrint genomics, Inc., 900 Cocoanut Avenue, Sarasota, FL 34236.
15 Percentage of ownership is based on 547,238,171 shares of Common Stock outstanding at February 20, 2004 and the addition of the subscribed stock for the executives of 105,000,000 shares. The total shares used for percentage of class calculation is 647,238,171.
16 Represents 25,000,000 shares directly owned by Dr. Gomez and 1,191,667 shares which may currently be acquired by exercise of options.

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

In connection with the renegotiation of the lease, we agreed to pay Mr. Frudakis an amount equal to 6 months rent, payable in our common stock. On July 28, 2004, we issued 1,522,364 shares of our common stock in exchange for a charge valued at $41,900 for renegotiating our building lease. These shares were issued to Mr. Frudakis, an accredited and sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

On April 1, 2003, we terminated a consulting agreement with GenBiomics, LLC. The original consulting agreement was signed on May 17, 2002. Since that time, two of GenBiomics members have agreed to become officers and directors of the Company. As a result, the prior consulting agreement was terminated. As of December 31, 2003, we had accrued $35,475 owed to GenBiomics for the services provided prior to the termination of the agreement. During 2003 and 2002, we recorded consulting expense related to this agreement of $10,000 and $41,250, respectively.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits

3        Articles of Amendment to the Articles of Incorporation
10.1     Supply & License Agreement+
10.2     Agreement & Plan of exchange between Catalyst Communications, Inc. and DNAPrint Genomics, Inc. and Shareholders+
10.3     Equipment Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company.++
10.4     Purchase Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company.++
10.5     Employment Agreement dated May 8, 2001 between Tony Frudakis and the Company.++
10.6      Lease Agreement dated October 15, 2001 between Pacific Atlantic Corporation and the Company.++
10.7     Option Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company.++
10.8     Equipment Lease Agreement dated May 18, 2001 between Orchid Biosciences, Inc. and the Company.+++
10.9     Funding and Stock Subscription Agreement dated June 8, 2001 between Tampa Bay Financial, Inc. and the Company.+++
10.10    Consulting and Marketing License Agreement between the Company and Mark Neuhaus.&
10.11    Agreement dated February 22, 2002, among the Company, Tampa Bay Financial, Inc., Carl Smith, Mathew Veal, and the
         Company.&&
10.12    Contract Genotyping Agreement dated January 15, 2002 between the Company and GenoMed LLC.&&
10.13    Funding Agreement dated February 22, 2002 among the Company Tony Frudakis, George Frudakis, Carl Smith Iii, and
         Richard Craig Hall. &&
10.14    Performance Stock Agreement dated November 30, 2001 between the Company and Tony Frudakis. &&
10.15    Consulting Agreement dated February 24, 2002 between the Company and Jack Luchese. &&
10.16    Stock Purchase Option dated February 25, 2002 between the Company and Jack Luchese. &&
10.17    Consulting Agreement dated June 12, 2002 between Mark Shriver and the Company. &&&
10.18    Letter of Commitment between Mark Shriver and the Company's Scientific Advisory Board. &&&
10.19    Agreement between Startup Florida and the Company. &&&
10.20    Service Agreement dated April 15, 2002 between Altura LLC and the Company. &&&
10.21    License Agreement between Penn State Research Foundation and the Company. &&&
10.22    Private Placement Agreement between John Oskarep and the Company. &&&
10.23    Consulting Agreement dated May 17, 2002 between Genbiomics LLC and the Company. &&&
10.24    Amendment to Consulting Agreement between Genbiomics LLC and the Company dated May 31, 2002. &&&
10.25    Amendment to Consulting Agreement between Mark Shriver and the Company. &&&
10.26    Funding Agreement between Tony Frudakis, George Frudakis and the Company.#
10.27    Employment Agreement between the Company and Richard Gabriel. ##
10.28    Employment Agreement between the Company and Monica Tamborini. ##
10.29      Employment Agreement between the Company and Hector Gomez. ##
10.30    Termination Agreement between the Company and Genbiomics, LLC. ###
10.31    Lease between Florida West Construction dba Pacific Atlantic Corp and DNAPrint genomics, Inc. ###
10.32    Amendment to Consulting Agreement between DNAPrint genomics, Inc. and Mark Neuhaus. ###
10.33    Conversion Agreement between the Company and Jack Luchese. ##
10.34    Amendment to Funding Agreement between DNAPrint genomics, Inc. and Tony Frudakis.*
10.35    Securities Purchase Agreement with La Jolla*
10.36    Registration Rights Agreement with La Jolla*
10.37    Convertible Debenture with La Jolla*
10.38    Warrant with La Jolla*
10.39    Letter Agreements with La Jolla*
31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel
31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Monica Tamborini
32.1             Section 1350 Certification, Richard Gabriel
32.2             Section 1350 Certification, Monica Tamborini

+ Incorporated by reference from Form 8-K, filed November 6, 2000.
++ Incorporated by reference from Form 10-KSB, filed April 2, 2001.
+++ Incorporated by reference from Form 10-QSB, filed August 15, 2001.
& Incorporated by reference from Form 10-QSB, filed November 15, 2001. && Incorporated by reference from Form 10-KSB, filed April 9, 2002.
&&& Incorporated by reference from Form 10-QSB, filed August 14, 2002.
# Incorporated by reference from Form 10-QSB, filed November 14, 2002. ## Incorporated by reference from Form 10-QSB, filed August 15, 2003. ### Incorporated by reference from Form 10-QSB, filed November 14, 2003.
* Incorporated by reference from Form S-2, filed December 15, 2003.

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

                       DNAPrint genomics, Inc.

                       By: /s/ Richard Gabriel
                       Richard Gabriel, CEO, Director
                       Date: December 30, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                      TITLE                 DATE

/s/ Richard Gabriel            CEO/President        December 30, 2004
---------------------
Richard Gabriel

/s/ Monica Tamborini           CFO                  December 30, 2004
---------------------
Monica Tamborini

/s/ Hector Gomez               Director             December 30, 2004
---------------------
Hector Gomez

/s/ Tony Frudakis              Director             December 30, 2004
---------------------
Tony Frudakis