Form 10QSB/A
period 2004-06-30
DNAPRINT GENOMICS INC
filed 2005-01-03
CIK 1127354

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                  FORM 10-QSB/A


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

                                YES ( X ) NO ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court:

                                 YES ( ) NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 30, 2004: 953,910,272

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)


                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              INDEX TO FORM 10-QSB

PART I.        FINANCIAL INFORMATION
Item 1.        Consolidated Financial Statements (unaudited):
               Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003               4
               Condensed Consolidated Statements of Operations for the three and six months ended
               June 30, 2004 and 2003, and the period December 10, 1998 (date of inception) to June
               30, 2004                                                                                      5
               Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
               2004 and 2003, and the period December 10, 1998 (date of inception) to June 30, 2004.         6
               Notes to Condensed Consolidated Financial Statements                                          8
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations        12
Item 3.        Controls and Procedures                                                                      17
PART II.       OTHER INFORMATION
Item 1.        Legal Proceedings                                                                            18
Item 2.        Changes in Securities                                                                        18
Item 3.        Defaults Upon Senior Securities                                                              19
Item 4.        Submission of Matters to a Vote of Securities Holders                                        19
Item 5.        Other Information                                                                            19
Item 6.        Exhibits and Reports on Form 8-K                                                             19
               Signatures                                                                                   19
               Certifications                                                                               20

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

ITEM 1.  FINANCIAL STATEMENTS


                             DNAPRINT GENOMICS, INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2004    December 31,
                                                           (Unaudited)        2003
                                                          ------------    ------------
ASSETS

CURRENT ASSETS:
Cash                                                      $    185,710    $    265,921
Accounts receivable (net of allowance
 for doubtful accounts of $500 for 2004 and 2003)              132,907           9,303
Stock proceeds receivable                                       70,445         422,955
Deferred compensation                                               --         220,067
Prepaid expenses and other current assets                      134,319          83,010
                                                          ------------    ------------
      Total current assets                                     523,381       1,001,256

PROPERTY AND EQUIPMENT (net of accumulated depreciation
    and amortization of  $419,512 and
    $321,327 for 2004 and 2003, respectively)                  221,062         282,305

OTHER ASSETS                                                     5,000           5,000
                                                          ------------    ------------

TOTAL                                                     $    749,443    $  1,288,561
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable                                          $    451,914    $    582,602
Accrued Expenses                                               226,567         256,593
Deferred Revenue                                                38,928          62,118
Accrued compensation expense                                   758,460       1,283,206
Notes payable to related parties                               253,103         298,043
Capital lease obligation                                        15,311          59,616
                                                          ------------    ------------
      Total current liabilities                              1,744,283       2,542,178

Capital lease obligation - long-term                            11,030           5,613
Accrued expenses payable with common stock                      41,865         307,865
Convertible debenture                                          363,000         470,000
                                                          ------------    ------------
       Total liabilities                                     2,160,178       3,325,656

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000
 shares authorized; -0- shares issued and outstanding               --              --
Common stock, $.01 par value, 1,500,000,000 shares
 authorized; 698,683,864 and 523,898,635 shares
 issued and outstanding, respectively                        6,986,839       5,238,986
Common stock subscribed                                          1,954       1,153,663
Additional paid-in capital                                  17,645,356      16,360,817
Deferred stock compensation                                    (48,567)       (735,356)
Deficit incurred prior to development stage                 (7,427,422)     (7,427,422)
Deficit accumulated during the development stage           (18,568,895)    (16,627,783)
                                                          ------------    ------------
      Total stockholders' deficit                           (1,410,735)     (2,037,095)
                                                          ------------    ------------
TOTAL                                                     $    749,443    $  1,288,561
                                                          ============    ============

                 See notes to consolidated financial statements.


                                                  DNAPRINT GENOMICS, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                                                          For the
                                                                                                          Period
                                                                                                        December 10,
                                    Three months ended June 30,       Six months ended June 30,           1998 to
                                  ------------------------------    ------------------------------       June 30,
                                       2004            2003              2004            2003              2004
                                  -------------    -------------    -------------    -------------    -------------
REVENUES                          $     276,413    $     255,235    $     483,278    $     330,442    $   1,463,854


COST OF SALES                           175,174           96,212          326,603          132,340          931,703
                                  -------------    -------------    -------------    -------------    -------------

Gross Profit                            101,239          159,023          156,675          198,102          532,151
                                  -------------    -------------    -------------    -------------    -------------

OTHER OPERATING EXPENSES:

Research and development                428,019        1,735,792        1,041,214        2,126,803        8,125,739

General and administrative              409,126        1,058,381        1,008,454        1,149,393        6,857,409
                                  -------------    -------------    -------------    -------------    -------------
   Total operating expenses             837,145        2,794,173        2,049,668        3,276,196       14,983,148
                                  -------------    -------------    -------------    -------------    -------------


LOSS FROM OPERATIONS                   (735,906)      (2,635,150)      (1,892,993)      (3,078,094)     (14,450,997)
                                  -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES):

Interest expense                        (22,005)        (430,661)         (48,119)        (685,744)      (1,434,547)
Intrinsic value of
 convertible debt and
 non-detachable warrants                     --               --               --         (500,000)

Sale of option
 to Orchid Biosciences                       --               --               --               --          353,090

Loss on disposal
 of investments                              --               --               --               --         (349,006)

Stock based
 settlement expense                          --          (90,510)              --          (90,510)        (152,437)

Other expense                                --               --               --               --          (46,770)
                                  -------------    -------------    -------------    -------------    -------------
 Total other
  income (expense) - net                (22,005)        (521,171)         (48,119)        (776,254)      (2,129,670)
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS
 BEFORE INCOME TAXES                   (757,911)      (3,156,321)      (1,941,112)      (3,854,348)     (16,580,667)

Income tax benefit                           --               --               --               --               --
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS                          $    (757,911)   $  (3,156,321)   $  (1,941,112)   $  (3,854,348)   $ (16,580,667)
                                  =============    =============    =============    =============    =============

NET LOSS PER SHARE
 - Basic and Diluted              $       (0.00)   $       (0.01)   $       (0.00)   $       (0.01)   $       (0.04)
                                  =============    =============    =============    =============    =============

WEIGHTED AVERAGE SHARES

OUTSTANDING - Basic and Diluted     683,231,870      485,291,400      615,643,043      482,842,400      413,351,038
                                  =============    =============    =============    =============    =============

                 See notes to consolidated financial statements.


                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        For the Period
                                                                        For the Six      For the Six   December 10, 1998
                                                                        Months Ended    Months Ended  (Date of Inception)
                                                                       June 30, 2004    June 30, 2003  to June 30, 2004
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (1,941,112)   $ (3,854,348)   $(16,580,667)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                                               98,185          49,660         587,102
  Provision for bad debts                                                         --              --          11,738
  Impairment of assets                                                            --              --         254,434
  Loss on disposal of investments                                                 --              --          11,772
  Loss on disposal of property and equipment                                      --              --           5,039
  Amortization of deferred stock compensation                                666,839         113,000       1,330,294
  Amortization of deferred compensation                                      179,691              --         919,792
  Common stock issued for interest expense on related party notes
payable                                                                           --         643,401       1,300,378
  Common stock issued for reorganization/court order                              --              --         343,000
  Common stock issued for services                                            21,477         782,592       2,258,145
  Common stock issued for bankruptcy settlement                                   --              --          28,080
  Stock issued for settlement                                                     --              --         152,437
  Intrinsic value of the convertible debt and non-detachable warrants             --              --         500,000
  Stock-based compensation                                                        --       1,084,781       1,943,906
  Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                    (123,604)        (25,730)        181,046
      Decrease (increase) in prepaid expenses and other assets               (51,309)          3,160      (1,099,487)
      (Decrease) increase in accounts payable, deferred revenue and
      other accrued liabilities                                             (668,274)        821,177       1,659,705
                                                                        ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                     (1,818,107)       (382,307)     (6,193,286)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (16,480)             --        (792,009)
  Proceeds from disposal of property and equipment                                --              --          10,100
  Net bankruptcy adjustment                                                       --              --         511,274
                                                                        ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                        (16,480)             --        (270,635)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs      1,858,666         543,679       3,829,138
  Proceeds from notes payable - related party                                     --         254,153       1,487,036
  Collections from stock subscriptions                                            --              --         836,960
  Proceeds from settlement with Tampa Bay Financial                               --              --         272,383
  Advances from Tampa Bay Financial, net                                          --              --         384,581
  Principal payments on capital lease obligation                             (59,350)        (25,716)       (264,727)
  Proceeds from convertible debenture                                             --              --         500,000
  Repayments of notes payable                                                (44,940)       (395,740)
                                                                        ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,754,376         772,116       6,649,631
                                                                        ------------    ------------    ------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                               (80,211)        389,809         185,710

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                   265,921          11,780              --
                                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    185,710    $    401,589    $    185,710
                                                                        ============    ============    ============

(continued)

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                  For the Period
                                                                   December 10,
                                                                     1998
                                     For the Six    For the Six    (Date of
                                     Months Ended   Months Ended  Inception) to
                                    June 30, 2004  June 30, 2003  June 30, 2004
                                    -------------   ------------   -----------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

Income taxes paid                   $          --   $         --   $        --
                                    =============   ============   ===========

Interest paid                       $      27,891   $     56,934   $    81,191
                                    =============   ============   ===========
SUPPLEMENTAL DISCLOSURE
 OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Stock subscriptions receivable
 arising from acquisition of
 DNAPrint genomics, Inc. (Florida)             --   $         --   $ 1,000,000
                                    =============   ============   ===========

Common stock issued
 for related party notes payable               --   $    496,855   $ 1,211,322
                                    =============   ============   ===========

Unrealized loss
 on long-term investments           $          --   $         --   $  (222,443)
                                    =============   ============   ===========

Common stock issued for land
 subsequently swapped for
 investment in Heroes, Inc.         $          --   $         --   $ 2,000,000
                                    =============   ============   ===========

Dividends paid in
 stock of Heroes, Inc.              $          --   $         --   $(1,988,228)
                                    =============   ============   ===========

Common stock issued for
 reorganization/court order
 arising from conversion
 of claim to stock                  $          --   $         --   $(2,905,000)
                                    =============   ============   ===========

Conversion of Tampa Bay
 Financial advances to stock        $               $              $   453,331
                                    =============   ============   ===========

Equipment leased
 under capital lease                $      20,462   $         --   $   280,367
                                    =============   ============   ===========

Deferred compensation
 on grants of stock options         $          --   $         --   $   925,350
                                    =============   ============   ===========

Deferred compensation reduced
 for stock options cancelled        $     (19,950)  $         --   $  (190,833)
                                    =============   ============   ===========

Stock (issued)/to be
 issued for compensation            $  (2,588,250)  $  1,807,969   $        --
                                    =============   ============   ===========

Debenture converted
 into common stock                  $     107,000   $         --   $   137,000
                                    =============   ============   ===========

Common stock issued for
 satisfaction of accrued expenses   $     266,000   $         --   $   266,000
                                    =============   ============   ===========

Warrants issued
 for stock issuance costs           $      47,837   $         --   $   127,837
                                    =============   ============   ===========

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six-month periods ended June 30, 2004 and 2003, and the period December 10, 1998 through June 30, 2004, (b) the financial position at June 30, 2004, and (c) cash flows for the six-month periods ended June 30, 2004 and 2003, and the period December 10, 1998 through June 30, 2004, have been made.

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

                                             Three months ended                Six months ended
                                                   June 30,                          June 30,
                                            2004             2003               2004           2003
                                        -------------    --------------    -------------    -----------

Net loss, as reported                   $    (757,911)   $   (3,156,321)   $  (1,941,112)   $(3,854,348)
Deduct:  Fair value of stock-based
         employee compensation costs           (7,944)          (10,549)         (15,888)       (21,098)
                                        -------------    --------------    -------------    -----------
Pro forma net loss                      $    (765,855)   $   (3,166,870)   $  (1,957,000)   $(3,875,446)
                                        =============    ==============    =============    ===========

Loss per share:
   Basic and Diluted - as reported      $       (0.00)   $        (0.01)   $       (0.00)   $     (0.01)
                                        =============    ==============    =============    ===========
   Basic  and Diluted - pro forma       $       (0.00)   $        (0.01)   $       (0.00)   $     (0.01)
                                        =============    ==============    =============    ===========

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

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three and six-month periods ended June 30, 2004 and 2003 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE D - CERTAIN EQUITY TRANSACTIONS

Conversion of Debenture and Exercise of Warrants

During the first six months of 2004, La Jolla Cove Investors, Inc. (LJCI) converted $107,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 1,605,000 shares of our common stock. The combined transaction resulted in us receiving cash of $1,436,380, net of $97,175 of cash stock issuance costs, recording a stock proceeds receivable of $70,445 at June 30, 2004 and issuing 54,133,938 shares of our common stock. The $70,445 was received in July 2004.

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

NOTE H- SUBSEQUENT EVENTS

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

Allocation of Research and Development Costs

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees' time. We continue to refine our process of estimating specific invoice costs to research and development as well as our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative. Over time we believe this change in allocating costs during 2004 based upon actual labor effort vs. estimated labor effort for 2003 will result in a lower allocation of administrative costs to research and development. Also, as the Company hires employees, the department in which the employee is hired for will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development the allocation to research and development for other administrative costs will increase because labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease because the labor effort percentage for research and development will have decreased. Changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

                                     Summary

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in generation of significant revenues. Initially, management's efforts focused on developing licensing relationships from our research and development. Beginning in 2003, management chose to focus on increasing sales volumes in the consumer market and building sales in the forensic market while continuing to develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA TM are increasing, our forensic product, DNAWitness TM has recently been introduced to the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial stage.

A priority of management throughout 2003 and the first two quarters of 2004 were to raise the capital necessary to fund the implementation of their strategic plan. Late in 2003, we successfully secured initial funding of $8,000,000. During 2003, management began to implement the strategic plan, and throughout 2004 management expects to continue to implement and refine operational procedures and controls to support future growth and development. We intend to support research and development as a vital component of our overall growth strategy. We will also conduct research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are familiar with our technology and products, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against this background.

Management plans to continue to focus on increasing sales in the market areas of forensics and genealogy and to move towards introduction of new and expanded products in these markets. We plan to continue market research within both segments to further expand our knowledge and understanding of the most efficient way to market and sell our products.

We will continue work on OvanomeTM, a Taxol screening diagnostic test, currently under development that could be available for physician use in late 2006 or early 2007 along with our continued efforts on other research and development projects that are underway. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for drug pipeline acquisition.

Internally, management will continue to develop and implement organizational policies and procedures to increase operating efficiency and move us closer toward our goal of attaining and maintaining our planned principal operations.

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products, ANCESTRYbyDNA, DNAWitness; 2) introduce new and expanded products in the genealogy and forensic markets; 3) continue promoting our genotyping services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services. It is anticipated that we will add additional personnel in the laboratory and in administration, as growth warrants. No significant personnel additions are expected for 2004.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003

Revenues and Cost of Sales

During the three and six months ended June 30, 2004 and 2003, revenues were approximately $276,413 and $483,278 for 2004 and $255,235 and $330,442 for 2003,
respectively. An approximately $21,178 increase in revenues from the three month prior period is an 8.3% increase while an approximately $152,836 increase in revenues from the six month prior period is a 46.25% increase. These revenues arise from: providing commercial genotyping and contract sequencing services to select customers, sales of our paternity testing, sales of our genealogy product, ANCESTRYbyDNA TM , and sales of our forensic product, DNAWitness TM . In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of approximately $38,900 as of June 30, 2004. Deferred revenue resulted from some ANCESTRYbyDNA TM client testing that was not complete as of June 30, 2004. These amounts will be recognized as revenue in the third quarter of 2004. Our accounts receivables increased by $123,604 at June 30, 2004 from $25,730 at June 30, 2003. Such increase was due to timing and volume of billing.

We believe the increased interest in our ANCESTRYbyDNA TM and our DNAWitness TM products is a result of certain media exposure that we received during 2003 and continue to receive in 2004. In addition, and as part of our operational plan, we began to advertise ANCESTRYbyDNA TM in a genealogy periodical, "Family Tree" and we highlighted our DNAWitness TM product with its introduction to the Lynn Peavey catalog and through attendance to industry trade shows and presentations. We plan to continue and add to our advertising and presentation campaign throughout 2004, as cash flow permits. Overall, our goal is to focus on increasing market awareness of all of our products, particularly within the consumer and forensic markets.

Cost of sales increased from approximately $96,212 (38% of revenues) in the three months ended June 30, 2003 to approximately $175,174 (64% of revenues) in the three months ended June 30, 2004. The increase of approximately $78,962 of cost of sales over the three-month prior period is due to the increase of revenues in 2004 compared to 2003 and from our refinement of our estimate and allocation of research and development costs. Cost of sales increased from approximately $132,340 (40% of revenues) in the six months ended June 30, 2003 to approximately $326,603 (68% of revenues) in the six months ended June 30, 2004. The increase of approximately $194,263 is due to the increase of sales from the prior period and from our refinement of our estimate and allocation of research and development costs. Because of the small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. It is anticipated that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues, our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

To date, our genotyping service customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. Through this strategy, we seek to build our reputation as a reliable and cost effective supplier of high quality data using our UHT SNP machine.

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

Promotional efforts to date have been fruitful but sporadic. We have been featured on or in ABC's Prime Time Thursday, the CBS Evening News with Dan Rather, The New York Times, Miami Channel 10 WPLG, UPI, US News and World Report, Popular Science Magazine, Tampa's Fox Channel 13 News, Germany's ZDF News Channel, The Australian Broadcasting Corporation and The Sarasota-Bradenton Herald Tribune KTTV, Fox 11 in LA, ABC Tampa, Howard Stern's radio show, PBS WEDU Sarasota, USA Today, and Dallas Morning News.

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

Research and Development Expenses

We continue to conduct research and development for all of our products. During the second quarter of 2004, our efforts included work in pharmacogenomics, consumer products and forensics. As a result of our past research, in early June of 2004, we introduced a new tool available to our forensic customers. We compiled a volunteer photo database that we can use to help investigators visualize the DNA donor. This new tool augments the effectiveness of our product, DNAWitness TM .

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

We continued to devote research effort to expanding ANCESTRYbyDNA TM 2.5 to include additional groups, such as northern European, Mediterranean and Middle Eastern and within pharmacogenomics, we continued to evaluate and analyze our preliminary results and to extend those results to other patients' samples for Taxol, Statins, and Ace inhibitor work.

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

Because we are in the development stage of our business, it is not possible to directly correlate research and development costs to our future costs. We will continue to support research and development as our long-term business develops, and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic product, Ovanome TM , to commercialization, it is anticipated that development costs for this product will increase throughout 2004. In addition, as we move other pharmacogenomic products forward, our research and development costs will likely increase proportionately.

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

We incurred selling, general and administrative expenses of approximately $409,126 and $1,058,381 during the respective three-month periods ended June 30, 2004 and 2003 and approximately $1,008,454 and $1,149,393 during the respective six-month periods ended June 30, 2004 and 2003. The approximately $649,255 decrease in the three-month periods is due primarily to a reduction in consulting expense associated with a marketing consultant. The approximately $140,939 reduction in the six-month period is also associated with the reduction in the marketing consultant expense but at the same time, other expenses such as professional fees, including accounting and legal costs increased over the prior period. In addition, insurance expenses increased as well as marketing and sales expense. Some differences could also arise from our refinement of our estimate and allocation of research and development costs. In addition, selling, general and administrative expenses were only $1,058,381 for the three months ended June 30, 2003. The increase to $1,008,454 for the six months ended June 30, 2004 was due to the hiring of executive management which resulted in higher general and administrative costs including stock based compensation and bonuses to pay the taxes on the stock based compensation. We entered into more consulting agreements during the six months ended June 30, 2004 which resulted in a $440,000 increase, of which the majority was stock based compensation.

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

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available products, ANCESTRYbyDNA TM and DNAWitness TM . Our efforts are ongoing; however, it is difficult to predict what revenue stream, if any, they will generate.

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

Our long term needs for cash and capital beyond the 3-month horizon will depend on the availability of funding and sales growth. Our current cash expenditure rate of approximately $370,000 per month will allow us to continue operations with little or no growth. At June 2004 we had received approximately $449,930 in proceeds from our agreement with La Jolla Cove Investors, Inc. It is anticipated that we will continue to receive approximately $375,000 per month up to the full amount of the agreement of $8,000,000; at current cash expenditure rates, this would supply funding for a total of approximately 21 months, ending September 2006. Current cash outlay consists of salaries and wages, lease repayments, material and sample purchases for production and research and development, selling general and administrative expenses, and limited capital purchases.

Implementing our plan of operations results in increased expenses for personnel, advertising, promotion, and the collateral materials associated with these plans. Availability of funding and sales growth will determine to what extent and how quickly these plans can be implemented. Costs will vary according to timing and level of commitment. To date, management has maintained a lower level of commitment in order to preserve liquidity. A new ad has been developed and placed for ANCESTRYbyDNATM and a new promotional package is being developed.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2004, we have no off-balance sheet arrangements.

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


Item 3.     Defaults upon Senior Securities .
            NONE

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

                                                       DNAPrint genomics, Inc.

                                                       Registrant
Signature               Title                          Date

/s/ Richard Gabriel     President and Chief            December 30, 2004
---------------------   Executive Officer
Richard Gabriel

/s/ Monica Tamborini    Chief Financial Officer        December 30, 2004
---------------------
Monica Tamborini