Form 10KSB/A
period 2003-12-31
DNAPRINT GENOMICS INC
filed 2005-03-11
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $709,638

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

Yes |_| No |X|

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

We continue to devote substantially all of our efforts to initiating and developing our planned principal operations. While sales of our genealogy product, ANCESTRYbyDNA(TM), are increasing, our forensic product, DNAWitness(TM), has just been introduced in the marketplace. Our pharmacogenomics products are still in development, and genotyping services are in the initial introductory stage.

In addition, although we discuss distinct markets for our products, management does not manage or make decisions regarding allocation of our assets and resources or in assessing our performance based on segments. At this time, our resources, including assets and personnel, are commingled among all areas of our business.

HISTORY AND DEVELOPMENT OF THE BUSINESS 2001-2003

We began with the discovery and development of our TruLine products - TruSeq(TM), SNiPscan(TM) and TruSpin(TM) . We were actively engaged in human identification analysis and used our proprietary TruLine products to reduce the cost of producing a genetic profile to less than 50% of the standard price. Our strategy was to sell our proprietary reagent to geneticists at universities, hospitals and commercial laboratories working on genotyping projects. The reagent kit was designed to save researchers money in reagent costs. Companies that sold the reagents, however, made advances in their own reagents, which lowered the cost and ultimately negated the benefit of using our products. The technology was thus abandoned.

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

In a recent release, the FDA announced that pharmaceutical and bio-pharmaceutical companies should consider genetic testing during clinical trials and for post approval drug monitoring (go to www.fda.gov and search 'pharmacogenomics'). Pharmaceutical and bio pharmaceutical companies will need to incorporate genetic testing in their drug discovery, clinical development as well as post drug approval monitoring in the very near future.

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

After its initial statement in January 2003, the FDA issued a more recent guideline in November 2003. Titled "Guidance for Industry Pharmacogenomic Data Submissions," we believe this guideline offers FDA support for pharmaceutical companies developing drugs using genetic testing and genomic research for drug approvals. Under the guideline, if a genetic test is new or is not widely accepted, then its use is 'voluntary' to the drug's submission. If a test is 'validated and accepted' then the guidelines suggest its inclusion in the submission. In both cases, our products and services can provide a valuable tool for drug development and drug discovery management. We help identify patients that might not respond favorably to a new medication, and thus eliminate those patients from the treatment or clinical trial. This testing will improve the drug's efficacy and reduce its toxicity, increasing the drug's chances for meeting FDA requirements and ultimate approval.

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

There is a recent trend in the legal system to test DNA evidence left at crime scenes to confirm or invalidate the previous conviction of incarcerated defendants. Our technology could be used to screen the DNA samples and categorize them. For example, if test results shows that DNA from the crime scene belongs to a an Indo European individual and the incarcerated individual is an African American, that DNA would have priority for conventional testing because the likelihood of vindication is high. In recent years there have been more than 130 exonerations of previously convicted individuals based on DNA evidence. With the use of DNAWitness(TM) , the length of wrongful incarceration for innocent individuals could be shortened, and, in some case, perhaps eliminated.

FORENSIC PRODUCTS

DNAWITNESS(TM) 2.0

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

Current DNAWitness(TM) customers include medical examiner's offices, special task forces, sheriffs' departments, and district attorney's offices and detectives from various cities. These cities include the three largest U.S. metropolitan areas: New York City, Los Angeles, and Chicago. To date, our product is being used in nearly 20 crime scene investigations and cold cases. Due to the sensitive nature and potential court proceedings associated with investigations, we can only comment on our participation in cases once law enforcement and prosecutors have approved the release of such information, usually following the arrest and incarceration of a suspect. Based upon the release of such information, we had sales from approximately 10 customers in 2003 and three of those were at reduced rates. The total revenue was approximately $8,040. In addition, we performed approximately 32 pro bono tests during 2003 for various agencies worldwide.

GROWTH STRATEGY IN FORENSICS

We provide a potential suspect's genetic heritage with DNAWitness(TM) 2.0. We are investigating avenues to encourage federal, state and local governments, crime laboratories and law enforcement agencies to use DNAWitness(TM) to help solve cold cases, current serial killer cases and other violent crimes. We believe DNAWitness(TM) could help revolutionize investigative procedures. By using DNAWitness(TM) on a regular basis, witness information can be corroborated, and where no witness is present, DNAWitness(TM) can provide a "fuzzy sketch" of the donor, possibly reducing the cost of examining a large donor pool and shortening the investigation.

Recently, we entered into a contract with the Lynn Peavey Company. Lynn Peavey Company is a well recognized and highly respected supplier of crime scene support materials to over 17,000 police and crime laboratories around the world. Our product, DNAWitness(TM) 2.0, is now featured in the Lynn Peavey Company catalog. We also plan to work with Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness(TM) .

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

CONSUMER PRODUCTS

ANCESTRYBYDNA(TM) 2.0

We introduced our first product in the genealogy market in late 2002. ANCESTRYbyDNA(TM) 2.0 determines genetic heritage and is marketed to consumers interested in determining their Biogeographical Ancestry ("BGA"). We have identified DNA sequences that are more prevalent in people from one continental region or regions than another. Using complex statistical algorithms, the test can determine, with confidence, to which of the major continental regions -sub-Saharan African, Indo-European, East Asian or Native American - a person belongs, as well as the relative proportions of each.

ANCESTRYBYDNA(TM) 2.5

We introduced the newest version of our genealogy product line in February, 2004. ANCESTRYbyDNA(TM) 2.5 increases the 71 marker assay of version 2.0 to 175 markers, improving accuracy over version 2.0. During its first month of production, we have sold 100 ANCESTRYbyDNA(TM) 2.5 tests.

GROWTH STRATEGY IN CONSUMER PRODUCTS

Without a significant investment in sales or marketing, we have generated considerable interest in ANCESTRYbyDNA(TM) 2.0. We have sold, on average, 13 ANCESTRYbyDNA(TM) tests per day during 2003. An average of 9.5 of those test sales have come from our website and 4 tests per day from our distributors. Sales of AncestrybyDNA(TM) for 2003 were approximately $477,677. We do not currently have specific information on the average price. However, in general distributors, pricing is $99 and customer pricing is $158. This is for AncestrybyDNA(TM) 2.0 only. A later version was introduced in 2004 and has a different pricing structure.

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

We have entered into a license agreement with Pearl Street Software. It will provide a link within their new release of Family Tree Legends software allowing our customers to upload their ANCESTRYbyDNA(TM) results to a secure web page. Other family members will have the ability to add their test results, too. Together, family members can "pool" their results and create and construct a genetic family tree. Beta site tests are being conducted, and we anticipate launch of the service in late 2004.

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

RESEARCH AND DEVELOPMENT

The primary objective of our near term research and development efforts in pharmacogenomics will be to expand our library of predictive drug response tests to include multiple therapeutic areas including commonly used FDA approved drug therapies. We currently have two pharmacogenomic tests in development, Ovanome(TM) and Statinome(TM) . In addition, it is our goal to continue to expand, improve and broaden our current products, ANCESTRYbyDNA(TM) and DNAWitness(TM) through research and development. Although our products are diverse and address different market areas and needs, the base technology is the same. Research in one area often provides benefit to our other products. Research spending in 2001 was approximately $1.9 million and for 2002 was approximately $2.2 million, increasing to $2.7 million in 2003. We will continue to support research and development because it is a vital component of our overall strategy for sustained growth.

OVANOME(TM)

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

Initial research results will be the basis for our continued development. We must expand our studies and address other aspects of drug treatment performance that will likely be required before Ovanome(TM) could be used in the clinic to assist chemotherapy decisions.

We are developing a clinical trial for Ovanome(TM) . We must validate our research findings further through a clinical trial in order to commercialize Ovanome(TM) . The trial will use our test to predict trial participants' responses to the Taxol and Carboplatin drug therapy. Our Chief Medical Officer, Dr. Hector Gomez, will lead the clinical development process and expects to enroll 250 patients in the trial.

STATINS AND ACE INHIBITORS

We are developing a test, Statinome(TM), for the cardiac drug market. Statins are drugs used to treat patients at increased risk of heart disease. Statin drugs are a category of drugs identified by the pharmaceutical industry which are derived from a natural product source such as yeast or fungal extraction. The Statins are a category of chemical compounds that, among other applications, are used to treat high cholesterol levels in humans. A number of Statin drugs exist, including Pravechol, Lipitor and Crestor. Approximately 50% of the U.S. population is at risk of heart disease as a result of high cholesterol and related hormonal and other chemical imbalances. While Statins have demonstrated effectiveness at cholesterol reduction, reportedly decreasing incidence of heart disease by 10.3% from 1990 to 1994, adverse reactions from statins can include liver damage, kidney failure and a form of advanced muscular degeneration. Approximately 2-5% of patients must discontinue statin use due to these adverse side effects. If accepted for commercial use, we believe Statinome(TM) will reduce substantially, the risks associated with adverse response.

Our current study includes two adverse side effects associated with statins, liver and adverse muscular response. These two side effects comprise most of the side effects associated with statins. We have identified numerous markers associated with these potentially life-threatening responses. When scientists look at markers on the DNA strand, it helps them establish a location along the DNA strand which can be used as a reference or a checkpoint to determine if the DNA matches other DNA samples obtained from different people. We have performed initial research in conjunction with a group of physicians to study and classify patients taking statins. The research combined liver toxicity studies with our AIMs to determine and identify patient response.

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

DNA WITNESS

In forensics, it is our intent to offer our products as a suite that includes genetic heritage, eye and hair color tests. The tests will also be sold separately as Heritage (genetic heritage), Retinome(TM) (eye color) and Retinome-HA(TM) (hair color). Although hair and eye color remain the most challenging research areas in genomics, we have successfully predicted, with 85% accuracy, the eye color of individuals based on a donor DNA sample. Our goal is to reach an accuracy rate of 95% or higher before commercializing this test.

We have filed a patent application for Retinome(TM) , a test for the inference of eye color from DNA. The SNP based method for testing eye color is the first of its kind. The method employs complex math and human pigmentation gene SNP combinations to predict human eye color accurately and sensitively. We have been working over the past year to update the Retinome(TM) panel of SNPs in order to predict eye color shade and actual eye colors with greater accuracy.

Currently, we have the ability to determine the first three distinctions, blue, brown or some other color. Validation experiments necessary to define precise accuracy continue. If test performance is satisfactory, we will begin selling the test to the forensics community as an integrated component of the DNAWitness(TM) 3.0 suite. Once we have reached this objective, our focus will turn to increasing the bands of color from 2 to 3 or 4 distinct colors.

We are attempting to accomplish for human hair color what has been accomplished for eye color, through the development of the Retinome-HA(TM) test. If successful, Retinome-HA(TM) will be available as an integrated component of the DNAWitness(TM) 3.0 suite. We have also begun studies to add skin shade to our expanded product line, but it will require further testing and experimentation to advance this application.

We hope to enlist universities and other personnel to help us collect DNA samples from across the globe. We have initiated plans to expand our scientific advisory board to include other scientists who will actively contribute to our effort in increasing the number of BGA sub-categories from our current four, to as many as 20.

ANCESTRYBYDNA

In February 2004, we launched our 2.5 version of ANCESTRYbyDNA(TM) , increasing accuracy and the number of markers from 71 to 175 from ANCESTRYbyDNA(TM) 2.0. We are developing ANCESTRYbyDNA(TM) 3.0, which will expand the resolution of ANCESTRYbyDNA(TM) 2.5 by including the inference of population affiliations within a continent and proportionality (proportion or range of a given ancestry marker). ANCESTRYbyDNA(TM) 2.5 can predict mixture of continental origin, but cannot predict mixtures of ancestral composition within a continent. For example, ANCESTRYbyDNA(TM) 2.5 might indicate that someone is of Indo-European descent, while ANCESTRYbyDNA(TM) 3.0 might indicate that someone is 60% Northern European and 20% Indo-European and 20% Middle Eastern descent. If successful, ANCESTRYbyDNA(TM) 3.0 will provide additional accuracy and a broader application in the genealogy market.

These added benefits will assist our other two product categories, forensics and pharmacogenomics, by broadening our abilities to identify and search for new associations in phenotype descriptors for forensics and improving our understanding of drug response across a wider population.

We are also adding features to our product including a 'genetic family tree' capability that allows all family members willing to participate, to take our test and add their data to the family genetic tree. If we are able to collect enough associations, the data may help us predict the genetic profile of a deceased ancestor. Currently we are able to predict only one generation back with 70-80% statistical accuracy. This may be helpful to individuals wishing to know more about a lost parent, grandparent or great grand parent, depending upon how many generations are still living.

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

Two of our patents, 'Compositions...Pigmentation' and 'Compositions...Statin', have entered National Phases and are pending review and we believe, approval in the U.S. and designated countries. The pigmentation patent is important because it includes the methods and compositions for determining skin shade, eye color or any other pigmentation application. Our Statin patent includes the use of method for determining a person's ability to respond favorably to a particular Statin. We have covered all Statins and the use of our AIMs and any assay developed that might use those markers in the development of the assay.

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

To the extent that FDA laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our developed proprietary products and services and we may not generate sufficient revenue to sustain our operations. Furthermore, we may be directly subject to regulations as a provider of diagnostic information. A diagnosis is the evaluation of a patient or a sample to determine what the status of the patient might be. The information that results from this evaluation is called 'diagnostic information' and would include such information as height, weight, sex, age, blood pressure, sugar levels and many other pieces of data. All of this information is usually recorded by the doctors into a patient's health record and is reviewed and studied to determine the next course of treatment for the patient.

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

The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information. The human genome is composed of four simple chemical compounds, A, C, T and G or Adenine, Cytosine, Thymine and Guanine as found in the Merck Index of chemical compounds. The Merck Index is a reference book found in most public libraries which is compiled to provide more technical information on specific chemical compounds and provide additional information on the discovery, use and application of such chemical compounds, including, without limitation, A, T, C and G. These four compounds align in a double stranded spiral or helix that is coiled up inside the human cell. Helix is a term used by scientists to describe in a visual way what they believe DNA looks like if we were able to see it with the naked eye. However, DNA is microscopic and can only be indirectly seen through laboratory methods. A helix is similar to the appearance of a corkscrew which is used to open a bottle of wine. A double helix looks like two corkscrews which are side by side. The cell uses the DNA to produce other compounds and genetic scientists and biologists refer to the production of these proteins, sugars, hormones, lipids and other chemical compounds vital to the healthy functions of the cell as 'gene expression'. This means is that the DNA is either turned on or turned off. When a gene is turned on it is expressing or producing certain chemical compounds or causing other parts of the cell to produce chemical compounds that are needed by the cell. When the cell has had enough of a particular compound and doesn't need anymore of the compound, the gene is often turned off and stops producing it. Scientists look directly at the gene and also study the data obtained from testing the compounds that are produced by the cell or looking at the gene expression information in a data set and analyzing that information for hidden or related information that might help us understand the function of the gene or section of a gene.

On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. "Pharmacogenomic tests" are clinical laboratory tests of all kinds to determine whether a drug is working or not working on a patient that is experiencing a particular illness or expressing a disease. It has only been recently that genetic scientists have been able to link genetic testing to the performance of a drug. The term often used within the pharmaceutical industry to describe the testing of individuals for their genetic influences on the effectiveness of a drug or more precisely is there something in a person's genes that would either enhance or prevent the treatment of that individual's disease with a particular drug and this is often called 'pharma-co-genomic tests' or 'pharmacology and genomics' or the study of pharmaceuticals and genetics.

The FDA guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. Before any company or individual can treat a single human patient with a new chemical entity often referred to as a NCE or a new biological entity, referred to as the NBE, scientists must first prove that the potential drug is safe within existing treatment regimes. For example, new chemical entities used to treat cancer might be allowed to be much more toxic to other cells in the body than would a treatment for other less lethal diseases. Scientists then perform a pre-clinical or before filing for permission to the FDA to treat human patients and package all the information into an application with the FDA called the 'Investigational New Drug Application' or IND. The FDA has the right to request additional testing prior to human testing or it may reject or approve the IND application to perform further testing on humans using either the New Chemical Entity or the New Biological Entity as described in the IND application. In addition, "Biological License Applications" are the licensing of biological compounds.

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

For example, the FDA has approved a medication for use in African Americans called BilDil that was developed by a pharmaceutical company called NitroMed. Recently, articles have appeared accusing the FDA and NitroMed of 'racial discrimination' and claim that no drugs should be developed using genetic testing that might separate out individuals by 'race, color or creed', without regard to the benefit which might be caused for the African American patient. According to such critics, the potential harm in the form of increased discrimination far outweighs the benefits. Several noteworthy genetic scientists have also voiced their opinions that our technology and technologies similar to those developed by NitroMed and others are discriminating and should not be developed or approved by our Federal, State or local governments.

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

We evaluate the mixture of genetic inheritance and relate that information to biological information. Another perfectly reasonable approach is to evaluate large groups of individuals in 'pools' of DNA and look for differences or similarities amongst the data. Our approach may prove to be too cumbersome for the industry to adapt and in fact may not want to accept because it is 'too personal', meaning that overall 'generic' descriptors might be more immediately valuable to the industry than knowing whether or not a single individual will respond favorably to a medication treatment. The 'pooled' approach is more often the approach that many pharmaceutical companies and our competitors practice. Additionally, our technology depends upon looking at individuals within a population pool and therefore projecting the results of many individual samples upon a general population that may not be clearly identified. Our competitors rely upon self reporting descriptors such as 'African American', 'Caucasian' or 'Hispanic' to pool their DNA samples. We do not presuppose the reported identity of an individual but rather look at their inherited genetic markers that will tell us what group with which to associate them. When scientists look at markers on the DNA strand, it helps them establish a location along the DNA strand which can be used as a reference or a checkpoint to determine if the DNA matches other DNA samples obtained from different people. This approach may not be accepted by the industry and a more standardized method, although not as accurate, may become the standard significantly impacting our ability to promote, sell, license of further develop our products, services or technologies within any of our current markets that include, consumer, forensic and pharmaceuticals.

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

Our success depends to a significant extent upon the continued service of Mr. Richard Gabriel, our President and Chief Executive Officer, Ms. Monica Tamborini, our Chief Financial Officer and Chief Operating Officer, Mr. Tony Frudakis, our Founder and Chief Scientific Officer, and Mr. Hector Gomez, our Chairman of the Board and Chief Medical Officer. Loss of the services of Ms. Tamborini or Messrs. Gabriel, Frudakis, and Gomez could have a material adverse effect on our growth, revenues, and prospective business. We have employment agreements in place with Ms. Tamborini and Messrs. Gabriel, Frudakis, and Gomez, which are incorporated by reference from our Form 10-KSB, filed March 30, 2004. The Employment Agreements between us and Ms Tamborini, and us and Messrs Gabriel and Gomez, each dated as of May 16, 2003, are for the 1-year period commencing on May 16, 2003 and terminate on May 15, 2004, unless automatically extended pursuant to the terms thereof. Each of the Employment Agreements were automatically extended by written notice on May 15, 2004. The Employment Agreement between us and Mr. Frudakis, dated as of May 8, 2000, is for the 5-year period commencing on August 22, 2000 and terminating on August 22, 2005.

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

It is expected during 2004 that our personnel requirements will remain stable. It is our intent, during 2005, to increase our marketing and sales personnel in our forensic and possibly our consumer markets. Current plans expect to add up to three personnel in these areas. It is also our intent to add a shipping/receiving clerk in administration and as cash flow permits to increase our research staff through the addition of up to two post doctors. The post doctors would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, conditions and other unforeseen factors could impact the decision making process and as a result plans may change.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market unless the broker or dealer or the transaction is exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the securities. Finally, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

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

                                     SUMMARY

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in the generation of significant revenues. Initially, management's efforts focused on developing licensing relationships from our research and development. More recently, new management has chosen to focus on increasing sales volume in the consumer market and building sales in the forensic market while continuing to develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA(TM) are increasing, our forensic product, DNAWitness(TM) has just been introduced in the marketplace. Sales of ANCESTRYbyDNA(TM) increased because the product had only been introduced in late 2002 and in 2003, we have had the opportunity to increase our customer base thereby increasing our sales. Our pharmacogenomics products are still in development and genotyping services are in the initial stage.

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

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products, ANCESTRYbyDNA(TM), DNAWitness(TM); 2) introduce new and expanded products in the genealogy and forensic markets; 3) continue promoting our genotyping services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services. It is anticipated that we will add additional personnel in the laboratory and in administration, as growth warrants. No significant personnel additions are expected for 2004. Capital expenditures needed for the next twelve months are discussed in this 10-KSB/A below under the section entitled "Liquidity and Capital Resources".

                              RESULTS OF OPERATIONS

REVENUES AND COST OF SALES

For the years ended December 31, 2003 and 2002, revenues were $709,638 and $184,551, respectively. A $525,087 increase in revenues from the prior year is a 285% increase that was primarily a result of our sales of ANCESTRYbyDNA(TM) version 2.0 to the general public, which commenced in the fourth quarter of 2002. Revenues for ANCESTRYbyDNA(TM) were approximately $477,677 for the year ended December 31, 2003. An increase in our genotyping services also contributed to our sales growth. Revenue for our genotyping services totaled approximately $218,936 for the year ended December 31, 2003. Introduction of our forensic product, DNAWitness(TM) did not significantly impact our revenues for 2003. Revenues of DNAWitness(TM), introduced in the 4th quarter of 2003, totaled approximately $8,040. Other miscellaneous revenues, including storage fees, totaled approximately $4,985 in 2003.

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

Sales of ANCESTRYbyDNA(TM) were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. Genotyping sales were generated primarily through work with universities. Forensic sales were generated through marketing to various agencies, our attendance at various trade shows and through our relationship with Lynn Peavey catalog. As stated below, because we are a development stage enterprise and our markets and sales techniques have yet to be standardized, we continue to seek the most advantageous routes to market and sell our products.

Without a significant investment in sales or marketing, we have generated considerable interest in ANCESTRYbyDNA(TM) 2.0. We have sold, on average, 13 ANCESTRYbyDNA(TM) tests per day during 2003. An average of 9.5 of those test sales have come from our website and 4 tests per day from our distributors.

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

Recently, we entered into a contract with the Lynn Peavey Company. Lynn Peavey Company is a well-recognized and highly respected supplier of crime scene support materials to over 17,000 police and crime laboratories around the world. Our product, DNAWitness(TM) 2.0, is now featured in the Lynn Peavey Company catalog. We also plan to work with Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness(TM).

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

RESEARCH AND DEVELOPMENT EXPENSES

In 2003 and 2002, the largest component of our operating expenses was research and development costs, which consists of raw materials, laboratory supplies, equipment expense, and facilities and employment-related costs. The expenses were incurred in support of our currently available products, ANCESTRYbyDNA(TM) and DNAWitness(TM) , and for our anticipated pharmacogenomics products.

In 2003, we also conducted research for future enhancements to DNAWitness(TM) . The research included much needed sample collection for our eye and hair color studies. In addition, investigative research and studies continued on our pharmacogenomics products, including Ovanome(TM) and Statinome(TM) and a future cardiac product. Some of this research involved the acquisition and evaluation of new samples with corresponding medical histories.

For the year ended December 31, 2003, research and development costs increased from $2,195,418 in 2002 to $2,654,259 in 2003, an increase of $458,841, or 21%.
This increase is primarily the result of the stock based compensation received by our Chief Scientific Officer in return for his services to us.

Because we are in the development stage of our long-term business, it is not possible to directly correlate our current research and development costs to our future costs. Our prior management did not manage on a project cost basis with respect to research and development. Current management is implementing revenue recognition and project status measures which will disclose much of the information requested. Our revenue generation to date has not been substantial or steady enough to warrant segregation of time, costs and revenue. We are a development stage enterprise with new products that are not available through competitors for forensics and genealogy. For example, many of our products and services are in the development stage, such as ANCESTRYbyDNA and DNAWitness, and the segregation of each project by its particular cost, revenue and cash flow is currently not feasible.

We will continue to support research and development as our long-term business develops and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic product, Ovanome(TM) , to commercialization, our development costs for this product will increase in 2004. In addition, as we move other pharmacogenomic products forward, research and development costs will likely increase proportionately.

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

ITEM 7. FINANCIAL STATEMENTS.

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   CONSOLIDATED FINANCIAL STATEMENTS AS OF AND
                   FOR VARIOUS PERIODS ENDED DECEMBER 31, 2003
                    AND 2002 AND INDEPENDENT AUDITORS' REPORT

                                       23
                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                                                                            PAGE

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

See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the Period
                                                                                     December 10, 1998
                                              For the Year        For the Year      (date of inception)
                                             Ended December      Ended December         to December
                                               31, 2003             31, 2002               31, 2003
                                             -------------       -------------          -------------
SALES                                        $     709,638       $     184,551          $     980,576
                                             -------------       -------------          -------------
COST OF SALES                                      432,224              73,205                605,100
                                             -------------       -------------          -------------

GROSS PROFIT                                       277,414             111,346                375,476
                                             -------------       -------------          -------------

OTHER OPERATING EXPENSES:
Research and development                         2,654,259           2,195,418              7,084,525
General and administrative                       3,857,925             529,535              5,848,955
                                             -------------       -------------          -------------
   Total other operating expenses                6,512,184           2,724,953             12,933,480
                                             -------------       -------------          -------------

LOSS FROM OPERATIONS                            (6,234,770)         (2,613,607)           (12,558,004)
                                             -------------       -------------          -------------

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences                    --                  --                353,090
Loss on disposal of investments                         --                  --               (349,006)
Stock based settlement expense                    (152,437)                 --               (152,437)
Interest expense                                  (902,698)           (453,247)            (1,386,428)
Intrinsic value of convertible debt and
     non-detachable warrants                      (500,000)                 --               (500,000)
                                             -------------       -------------          -------------
Other expense                                           --             (46,770)               (46,770)
                                             -------------       -------------          -------------
     Total other income (expense) - net         (1,555,135)           (500,017)            (2,081,551)
                                             -------------       -------------          -------------

NET LOSS                                     $  (7,789,905)      $  (3,113,624)         $ (14,639,555)
                                             =============       =============          =============

NET LOSS PER SHARE  - Basic and
     Diluted                                 $        (.02)      $        (.01)         $        (.04)
                                             =============       =============          =============

SHARES USED IN COMPUTING NET
   LOSS PER SHARE - Basic and Diluted          499,603,483         451,366,200            393,357,702
                                             =============       =============          =============

See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Deficit   Deficit     Accum-
                                                                                         incurred  accumulated  ulated
                                                                    Stock    Deferred     prior to   during      Other
                                           Additional    Common   Subscrip-  Stock        devel-      the       Compre-
                         Common Stock       Paid-In      Stock      tions    Compen-      opment   development  hensive
                     Shares     Amount      Capital    Subscribed  Receivable sation        stage     stage      Income      Total
                  -----------------------------------------------------------------------------------------------------------------
BALANCES,
 DECEMBER 10,
 1998              29,400,986    294,010   4,977,381                      --       --  (7,427,422)(44,244,627) 222,443  (46,178,215)

Stock issued
 for acquisition
 of DNAPrint
 genomics, Inc.
 (FL) in Pooling
 of Interests      192,000,00  1,920,000    (920,000) (1,000,000)         --                                                     --

Common stock
 issued for
 reorganization/
 court order at
 $0.02 per share  125,000,000  1,250,000   1,687,480                                                                      2,937,480

Adjustment due
to subsidiaries
liquation in
bankruptcy                                                                                         63,355,809            63,355,809

Net loss for
 the year ended
 December 31,
 1999                                                                                             (20,061,513)          (20,061,513)

BALANCES,
 DECEMBER 31,
 1999             346,400,986  3,464,010   5,744,861          --  (1,000,000)      --  (7,427,422)   (950,331) 222,443       53,561

Stock issued for
advertising and
marketing services
at $.02 per share   8,000,000     80,000      80,000                                                                        160,000

Increases in stock
 issued for
 acquisition of
 land at
 $.075 per share   30,000,000    300,000   1,700,000                                                                      2,000,000

Net loss for the
 year ended
 December 31,
 2000                                                                                                (191,789)             (191,789)

Unrealized loss
 on securities                                                                                       (197,298)             (197,298)

Subscription
 receivable
  payments                                                           539,500                                                539,500

Deferred stock
 compensation
 related to stock
 option grants                               731,450                                                                       (731,450)

Dividend paid in
 common stock of
 Heroes, Inc.                                                                                      (1,988,228)           (1,988,228)

BALANCES,
 DECEMBER 31,
  2000            384,400,986  3,844,010   8,256,311          --    (460,500)(731,450) (7,427,422) (3,130,348)  25,145      375,746

Common stock
 issuances:                                                                                                          --

 Via 506 Private
  Placement at
  $.05 per share   14,324,000    143,240     572,960                      --       --          --          --       --      716,200

  For consulting
   services at
   $.05 per share     800,000      8,000      32,000                      --       --          --          --       --       40,000

  Through funding
   agreement with
   TBFI at
   $.05 per share   7,816,620     78,166     312,665                      --       --          --          --       --      390,831

  From exercise of
   nonqualified
   stock options
   at $.05 per
   share           11,250,000    112,500     574,375                      --       --          --          --       --           --

  For bankruptcy
   settlements at
   $.02 per share  10,695,768    106,958     106,958                      --       --          --          --       --      213,916

Loss on investment         --         --          --                      --       --          --          --  (25,145)     (25,145)

Recovery of
 subscription
 receivables               --         --          --                 460,500       --          --          --       --      460,500

Deferred stock
compensation
related to stock
option grants              --         --      22,100                      --  (22,100)         --          --       --           --

Amortization of
 deferred stock
 compensation              --         --          --                      --  219,530          --          --       --      219,530

Net loss for
 the year ended
 December 31, 2001         --         --          --                      --       --          --  (2,593,906)      --   (2,593,906)

BALANCES,
 DECEMBER 31,
 2001             429,287,374  4,292,874   9,877,369          --          -- (534,020) (7,427,422) (5,724,254)      --      484,547

(Continued)

See notes to consolidated financial statements

                                                                                          Deficit   Deficit     Accum-
                                                                                         incurred  accumulated  ulated
                                                                    Stock    Deferred     prior to   during      Other
                                           Additional    Common   Subscrip-  Stock        devel-      the       Compre-
                         Common Stock       Paid-In      Stock      tions    Compen-      opment   development  hensive
                     Shares     Amount      Capital    Subscribed  Receivable sation        stage     stage      Income      Total
                  -----------------------------------------------------------------------------------------------------------------
Common
 stock issuances:

 Via 506 Private
  Placement at
  $.018 per share   1,388,888     13,889      11,111                      --       --          --          --       --       25,000

 For consulting
  services at
  $.04 per share       50,000        500       1,500                      --       --          --          --       --        2,000

 For consulting
  services at
  $.063 per share      42,063        420       2,229                      --       --          --          --       --        2,649

 For consulting
  services at
  $.067 per share      50,000        500       2,850                      --       --          --          --       --        3,350

 From exercise
  of nonqualified
  stock options at
  $.051 per share   2,555,555     25,556      97,943                      --       --          --          --       --      123,499

 From exercise
  of nonqualified
  stock options at
  $.059 per share   2,500,000     25,000     122,500                      --       --          --          --       --      147,500

 From exercise of
  employee stock
  options             944,978      9,450      (9,450)                     --       --          --          --       --           --

 For settlement of
  related party
  notes
  payable at
  $.035 per share  14,547,355    145,473     771,010                      --       --          --          --       --      916,483

 Per settlement
  agreement with
  TBFI                     --         --      34,200                      --       --          --          --       --       34,200

 Deferred stock
  compensation
  related
  to stock option
  grants                   --         --     171,800                      -- (171,800)         --          --       --           --

 Amortization of
  deferred stock
  compensation             --         --          --                      --  269,694          --          --       --      269,694

 Net loss for the
  year ended
  December 31,
  2002                     --         --          --                      --       --          --  (3,113,624)      --   (3,113,624)

 BALANCES,
  DECEMBER 31,
  2002            451,366,213 $4,513,662 $11,083,062   $      --          -- $(436,126)$(7,427,422)$(8,837,878) $   --  $(1,104,702)

Common stock
  issuances:
                                                                                                                        ----------
 For settlement of
  related party
  notes payable
  and interest
  at $0.032        17,307,983    173,079     380,776                                                                         53,855

 For settlement of
  related party
  notes payable
  and interest at
  $0.032            8,067,238     80,672     177,479                                                                         58,151

 For settlement of
  related party
  notes payable
  and interest at
  $0.074            2,710,043     27,100     173,443                                                                        200,543

 For settlement of
  related party
  notes payable
  and interest
  at $0.072         8,092,592     80,926     501,741                                                                         82,667

 For consulting
  services at
  $.030
  per share         2,780,867     27,809      55,617                                                                         83,426

 For consulting
  services at
  $.048
  per share           333,725      3,337      12,665                                                                         16,002

 For consulting
  and scientific
  advisory board
  services at
  $.073
  per share           269,937      2,699      17,133                                                                         19,832

 For scientific
  advisory board
  services at
  $.048 per share     100,000      1,000       3,750                                                                          4,750

 For accounting
  services at
  $.026
  per share            84,150        841       1,358                                                                          2,199

 For legal
  services at
  $.068 per share      58,330        583       3,360                                                                          3,943

 For legal
  services at
  $.077 per share      70,778        708       4,756                                                                          5,464

(Continued)

See notes to consolidated financial statements

                                                                                          Deficit   Deficit     Accum-
                                                                                         incurred  accumulated  ulated
                                                                    Stock    Deferred     prior to   during      Other
                                           Additional    Common   Subscrip-  Stock        devel-      the       Compre-
                         Common Stock       Paid-In      Stock      tions    Compen-      opment   development  hensive
                     Shares     Amount      Capital    Subscribed  Receivable sation        stage     stage      Income      Total
                  -----------------------------------------------------------------------------------------------------------------
For legal
 services at
 $.064 per share       63,594        636       3,447                                                                          4,083

For legal
 services at
 $.05 per share        59,803        598       2,422                                                                          3,020

For legal
 services at
 $.048 per share      128,074      1,281       4,918                                                                          6,199

For consulting
 services at
 $.031
 per share            134,589      1,346       2,876                                                                          4,222

For legal
 services at
 $0.027 per
 share                843,912      8,439      14,566                                                                         23,005

For consulting
 services at
 $.050                652,166      6,522      25,781                                                                         32,303

From exercise
 of nonqualified
 stock options at
 $.029 per share    5,882,352     58,824     111,764                                                                        170,588

From exercise of
 nonqualified
 stock options at
 $.135 per share    4,166,666     41,667     520,833                                                                        562,500

From exercise of
 nonqualified
 stock
 options at
 $.110 per share    4,166,666     41,667     416,666                                                                        458,333

From exercise of
 nonqualified
 stock options
 at $.072 per
 share              3,030,303     30,303     187,879                                                                        218,182

From exercise of
 nonqualified
 stock
 options at
 $.061 per share    3,225,806     32,258     164,516                                                                        196,774

Via 506 private
 placement at
 $A.015 per share     666,667      6,667       3,333                                                                         10,000

Via 506 private
 placement at
 $.014 per share    2,777,778     27,778      12,222                                                                         40,000

For settlement
 with TBFI. at
 $.082 per share    4,763,662     47,637     342,983                                                                        390,620

Conversion of
 debt to common
 stock and
 exercise of
 non-detachable
 warrants           1,063,829     10,638      29,362                                                                         40,000

Conversion of
 debt to common
 stock and
 exercise of
 non-detachable
 warrants           1,030,912     10,309      29,691                                                                         40,000

Amortization of
 deferred stock
 compensation                                                      1,378,637                                              1,378,637

Deferred stock
 compensation
 costs                                                            (1,848,750)                                            (1,848,750)

Stock
 options cancelled                          (170,883)                170,883                                                     --

Common
 stock subscribed                          1,836,824   1,153,663                                                          2,990,487

Intrinsic value
 of convertible
 debt and warrants                           500,000                                                                        500,000

Stock issuance
costs                                       (173,523)                                                                      (173,523)

Warrants issued
 for stock
 issuance costs                               80,000                                                                         80,000

Net loss for
 the year ended
 December 31,
  2003                                                                                             (7,789,905)           (7,789,905)

BALANCES,
 DECEMBER 31,
 2003             523,898,635  5,238,986  16,360,817   1,153,663          -- (735,356) (7,427,422)(16,627,783)      --   (2,037,095)

                 See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE PERIOD
                                                  FOR THE            FOR THE       DECEMBER 10, 1998
                                                 YEAR ENDED         YEAR ENDED     (DATE OF INCEPTION)
                                                DECEMBER 31,       DECEMBER 31,         THROUGH
                                                   2003               2002          DECEMBER 31, 2003
                                                ------------       ------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (7,789,905)      $ (3,113,624)      $(14,639,555)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                        125,640            179,146            488,917
Provision for bad debts                               (1,750)            13,488             11,738
Impairment of assets                                      --            254,434            254,434
Loss on disposal of investments                           --                 --             11,772
Loss on disposal of property and                          --              5,039              5,039
equipment
Amortization of deferred stock                       174,231            269,694            663,455
compensation
Amortization of deferred                             740,101                 --            740,101
compensation
Common stock issued for interest                     893,052            407,326          1,300,378
expense on related party notes
payable
Common stock issued for                                   --                 --            343,000
reorganization/court order
Common stock issued for services                   1,647,254              7,999          2,236,668
Common stock issued for                                   --                 --             28,080
bankruptcy settlement
Stock issued for settlement                          152,437                 --            152,437
Intrinsic value of convertible                       500,000                 --            500,000
debt and non-detachable warrants
Stock based compensation                           1,943,906                 --          1,943,906
(Increase) decrease in                                 2,058            (23,099)           304,650
receivables
Decrease (increase) in prepaid                    (1,452,380)             9,824         (1,471,133)
expenses and other assets
Increase in accounts payable and                   1,535,544            418,398          2,327,979
accrued liabilities
NET CASH USED IN OPERATING                        (1,529,812)        (1,571,375)        (4,798,134)
ACTIVITIES
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property and                            (14,165)           (16,454)          (775,529)
equipment
Proceeds from disposal of                                 --             10,100             10,100
property and equipment
Net bankruptcy adjustment                                 --                 --            511,274
NET CASH USED IN INVESTING                           (14,165)            (6,354)          (254,155)
ACTIVITIES
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable -                        231,657          1,255,379          1,487,036
related party
Proceeds from settlement with                        238,183             34,200            272,383
Tampa Bay Financial
Advances from Tampa Bay                                   --             50,815            384,581
Financial, net
Proceeds from issuance of common                     906,478            295,999          2,393,427
stock
Proceeds from convertible                            500,000                 --            500,000
debenture
Repayment of notes payable                                --                 --           (350,800)
Collections from stock                                    --                 --            836,960
subscriptions
Principal payments on capital                        (78,200)           (89,876)          (205,377)
lease obligation
NET CASH PROVIDED BY FINANCING                     1,798,118          1,546,517          5,318,210
ACTIVITIES
NET INCREASE (DECREASE) IN CASH                      254,141            (31,212)           265,921
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                            11,780             42,992                 --
BEGINNING OF PERIOD
CASH AND CASH EQUIVALENTS, END                  $    265,921       $     11,780       $    265,921
OF PERIOD

(Continued)

                                                                                    FOR THE PERIOD
                                                  FOR THE            FOR THE       DECEMBER 10, 1998
                                                 YEAR ENDED         YEAR ENDED     (DATE OF INCEPTION)
                                                DECEMBER 31,       DECEMBER 31,         THROUGH
                                                   2003               2002          DECEMBER 31, 2003
                                                ------------       ------------    -------------------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
Approximate Interest Paid                       $         --       $     24,000       $     53,300
Income taxes paid                               $         --       $         --       $         --
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock subscription receivable arising           $         --       $         --       $  1,000,000
from acquisition of DNAPrint
genomics, Inc. (Florida)
Common stock issued for related party           $    702,164       $    509,158       $  1,211,322
notes payable
Unrealized loss on long-term                    $         --       $         --       $   (222,443)
investments
Common stock issued for land                    $         --       $         --       $  2,000,000
subsequently swapped for investment
in Heroes, Inc
Dividend paid in stock of Heroes,               $         --       $         --       $ (1,988,228)
Inc.
Common stock issued for                         $         --       $         --       $ (2,905,500)
reorganization /court order arising
from conversion of claim to stock
Conversion of Tampa Bay Financial               $         --       $         --       $    453,331
advances to stock
Equipment leased under capital lease            $     11,193       $         --       $    259,905
Deferred compensation on grants of              $         --       $    171,800       $    925,350
stock options
Deferred compensation reduced for               $   (170,883)      $         --       $   (170,883)
stock options cancelled
Stock to be issued for compensation             $  2,588,250       $         --       $  2,588,250
Debenture converted into common stock           $     30,000       $         --       $     30,000
Warrants issued for stock issuance              $     80,000       $         --       $     80,000
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

DNAPrint genomics, Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA(TM) are increasing, our forensic product, DNAWitness(TM) has just been introduced in the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial introductory stage.

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

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors are elected at our annual meetings by a plurality of the shares represented and our officers serve at the pleasure of the Board of Directors. Our current officers and directors are:

    NAME                 AGE                POSITION

Tony Frudakis             36   Director, Secretary, Chief Scientific Officer
Richard Gabriel(2)        55   Director, Chief Executive Officer, President
Hector Gomez              64   Director, Chief Medical Officer
Monica Tamborini(3)       47   Chief Financial Officer, Chief Operating Officer

(2) Married to Monica Tamborini
(3) Married to Richard Gabriel

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

(4) The dollar value of the restricted stock is calculated by multiplying the closing market price of our unrestricted stock on the date of grant, May 16, 2003, by the number of shares awarded as required in instructions to Item 402(b)(2)(iii)(C). For book purposes, the value is calculated by applying a 15% discount on the closing price. 5 Because the grantees can not sell their stock for cash to cover the tax liability that will be due, we agreed to cover the tax liability associated with the stock grant in cash by the date that the tax will be due by the grantee. This was earned in 2003 but will be paid in 2004.

SUMMARY COMPENSATION TABLE

                                                                                 RESTRICTED
                                                                                   STOCK             ALL OTHER
        NAME AND PRINCIPAL CAPACITY                     YEAR     SALARY            AWARDS (4)      COMPENSATION (5)
Richard Gabriel(6)
Director, Chief Executive                               2002    $      0         $      0            $       0
Officer, President                                      2003    $      0         $870,000(7)         $ 444,808
Hector Gomez, M.D., Ph.D. Director, Chairman of the     2002                     $ 20,000
Board, Chief Medical Officer                            2003                     $725,000(8)         $ 277,988
Tony Frudakis, Ph.D. 9 Chief Scientific Officer         2001    $130,000
Director, Secretary                                     2002    $130,000
                                                        2003    $130.000         $870,000(10)        $ 307,888
Monica Tamborini(11)
Chief Financial Officer,
Chief Operations Officer                                2003    $      0         $580,000(12)        $ 257,372

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

(6) Mr. Gabriel joined our Board of Directors during 2002 and became our Chief Executive Officer and President in 2003.
(7) Calculated on 30,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.
(8) Calculated on 25,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.
(9) Dr. Frudakis has been with us since inception and has held many titles and positions during that time including CEO, President and CFO. Dr. Frudakis is currently our CSO.
(10) Calculated on 30,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.
(11)  Ms. Tamborini joined us in 2003.
(12) Calculated on 20,000,000 shares at a price of .029, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

                          FISCAL YEAR END OPTION VALUES

Name Number of Securities Underlying Unexercised Options at Fiscal Year Value of Unexercised In-the-Money Options at Fiscal Year

             End                                                  End
             Exercisable/Unexercisable

Hector
Gomez        2,600,000                                            $101,400(13)

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

(13) Calculated based on the closing price of .069 on December 31, 2003 less the exercise price of .03 multiplied by 2,600,000.

(14) Unless otherwise noted, c/o DNAPrint genomics, Inc., 900 Cocoanut Avenue, Sarasota, FL 34236.

(15) Percentage of ownership is based on 547,238,171 shares of Common Stock outstanding at February 20, 2004 and the addition of the subscribed stock for the executives of 105,000,000 shares. The total shares used for percentage of class calculation is 647,238,171.

(16) Represents 25,000,000 shares directly owned by Dr. Gomez and 1,191,667 shares which may currently be acquired by exercise of options.

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

DNAPrint genomics, Inc.

By: /s/ Richard Gabriel
Richard Gabriel, CEO, Director
Date: March 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                 DATE


/s/ Richard Gabriel            CEO/President        March 11, 2005
---------------------
Richard Gabriel


/s/ Monica Tamborini           CFO                  March 11, 2005
---------------------
Monica Tamborini


/s/ Hector Gomez               Director             March 11, 2005
---------------------
Hector Gomez


/s/ Tony Frudakis              Director             March 11, 2005
---------------------
Tony Frudakis