Form 10QSB/A
period 2004-06-30
DNAPRINT GENOMICS INC
filed 2005-03-11
CIK 1127354

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                  FORM 10-QSB/A

   |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

 |_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

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

YES |_|  NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 30, 2004: 953,910,272

Transitional Small Business Disclosure Format:

YES |_|  NO |X|

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

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         For the
                                                                                                          Period
                                                                                                        December 10,
                                    Three months ended June 30,       Six months ended June 30,           1998 to
                                  ------------------------------    ------------------------------       June 30,
                                       2004            2003              2004            2003              2004
                                  -------------    -------------    -------------    -------------    -------------
REVENUES                          $     276,413    $     255,235    $     483,278    $     330,442    $   1,463,854

COST OF SALES                           175,174           96,212          326,603          132,340          931,703
                                  -------------    -------------    -------------    -------------    -------------

Gross Profit                            101,239          159,023          156,675          198,102          532,151
                                  -------------    -------------    -------------    -------------    -------------

OTHER OPERATING EXPENSES:

Research and development                428,019        1,735,792        1,041,214        2,126,803        8,125,739

General and administrative              409,126        1,058,381        1,008,454        1,149,393        6,857,409
                                  -------------    -------------    -------------    -------------    -------------
   Total operating expenses             837,145        2,794,173        2,049,668        3,276,196       14,983,148
                                  -------------    -------------    -------------    -------------    -------------


LOSS FROM OPERATIONS                   (735,906)      (2,635,150)      (1,892,993)      (3,078,094)     (14,450,997)
                                  -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES):

Interest expense                        (22,005)        (430,661)         (48,119)        (685,744)      (1,434,547)
Intrinsic value of
 convertible debt and
 non-detachable warrants                     --               --               --               --         (500,000)

Sale of option
 to Orchid Biosciences                       --               --               --               --          353,090

Loss on disposal
 of investments                              --               --               --               --         (349,006)

Stock based
 settlement expense                          --          (90,510)              --          (90,510)        (152,437)

Other expense                                --               --               --               --          (46,770)
                                  -------------    -------------    -------------    -------------    -------------
 Total other
  income (expense) - net                (22,005)        (521,171)         (48,119)        (776,254)      (2,129,670)
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS
 BEFORE INCOME TAXES                   (757,911)      (3,156,321)      (1,941,112)      (3,854,348)     (16,580,667)

Income tax benefit                           --               --               --               --               --
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS                          $    (757,911)   $  (3,156,321)   $  (1,941,112)   $  (3,854,348)   $ (16,580,667)
                                  =============    =============    =============    =============    =============

NET LOSS PER SHARE
 - Basic and Diluted              $       (0.00)   $       (0.01)   $       (0.00)   $       (0.01)   $       (0.04)
                                  =============    =============    =============    =============    =============

WEIGHTED AVERAGE SHARES

OUTSTANDING - Basic and Diluted     683,231,870      485,291,400      615,643,043      482,842,400      413,351,038
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

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        For the Period
                                                                        For the Six      For the Six   December 10, 1998
                                                                        Months Ended    Months Ended  (Date of Inception)
                                                                       June 30, 2004    June 30, 2003  to June 30, 2004
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (1,941,112)   $ (3,854,348)   $(16,580,667)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                                               98,185          49,660         587,102
  Provision for bad debts                                                         --              --          11,738
  Impairment of assets                                                            --              --         254,434
  Loss on disposal of investments                                                 --              --          11,772
  Loss on disposal of property and equipment                                      --              --           5,039
  Amortization of deferred stock compensation                                666,839         113,000       1,330,294
  Amortization of deferred compensation                                      179,691              --         919,792
  Common stock issued for interest expense on related party notes
payable                                                                           --         643,401       1,300,378
  Common stock issued for reorganization/court order                              --              --         343,000
  Common stock issued for services                                            21,477         782,592       2,258,145
  Common stock issued for bankruptcy settlement                                   --              --          28,080
  Stock issued for settlement                                                     --              --         152,437
  Intrinsic value of the convertible debt and non-detachable warrants             --              --         500,000
  Stock-based compensation                                                        --       1,084,781       1,943,906
  Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                    (123,604)        (25,730)        181,046
      Decrease (increase) in prepaid expenses and other assets               (51,309)          3,160      (1,099,487)
      (Decrease) increase in accounts payable, deferred revenue and
      other accrued liabilities                                             (668,274)        821,177       1,659,705
                                                                        ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                     (1,818,107)       (382,307)     (6,193,286)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (16,480)             --        (792,009)
  Proceeds from disposal of property and equipment                                --              --          10,100
  Net bankruptcy adjustment                                                       --              --         511,274
                                                                        ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                        (16,480)             --        (270,635)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs      1,858,666         543,679       3,829,138
  Proceeds from notes payable - related party                                     --         254,153       1,487,036
  Collections from stock subscriptions                                            --              --         836,960
  Proceeds from settlement with Tampa Bay Financial                               --              --         272,383
  Advances from Tampa Bay Financial, net                                          --              --         384,581
  Principal payments on capital lease obligation                             (59,350)        (25,716)       (264,727)
  Proceeds from convertible debenture                                             --              --         500,000
  Repayments of notes payable                                                (44,940)             --        (395,740)
                                                                        ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,754,376         772,116       6,649,631
                                                                        ------------    ------------    ------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                               (80,211)        389,809         185,710

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                   265,921          11,780              --
                                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    185,710    $    401,589    $    185,710
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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003

Revenues and Cost of Sales

During the three and six months ended June 30, 2004 and 2003, revenues were approximately $276,414 and $483,278 for 2004 and $255,235 and $330,442 for 2003,
respectively. An approximately $21,178 increase in revenues from the three month prior period is an 8.3% increase while an approximately $152,836 increase in revenues from the six month prior period is a 46.25% increase. These revenues arise from: providing commercial genotyping and contract sequencing services to select customers, sales of our paternity testing, sales of our genealogy product, ANCESTRYbyDNA TM , and sales of our forensic product, DNAWitness TM . In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of approximately $38,900 as of June 30, 2004. Deferred revenue resulted from some ANCESTRYbyDNA TM client testing that was not complete as of June 30, 2004. These amounts will be recognized as revenue in the third quarter of 2004. Our accounts receivables increased by $123,604 at June 30, 2004 from $25,730 at June 30, 2003. Such increase was due to timing and volume of billing.

For the three and six-month periods ended June 30, 2004, revenues for our Ancestry products were approximately $120,603 and $268,412 respectively. For the three and six-month period ending June 30, 2003, Ancestry sales were approximately $178,768 and $200,340. The $58,165 decrease in the current three-month period from the prior year three-month period could be due to certain media reporting that we believe increased sales in the prior period. The current six-month period increase of approximately $68, 100 from the prior period could be due to increased interest overall in the product. Because this product is relatively new to the market we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell the product.

Forensic revenues for the three and six-month periods ending June 30, 2004 were approximately $22,000 and $27,800 compared to approximately $1,600 in the prior three and six-month 2003 periods. DNAWitnessTM was not sold during the first quarter of 2003;it had just been introduced to the market. Because this is a new product and there are no similar products being marketed that we are aware of, we believe that forensic revenues will continue to fluctuate as we continue to research the markets and refine our sales and marketing strategy for the products.

Paternity sales were approximately $14,200 and $15,700 for the three and six-month periods ending June 30, 2004 respectively. For the three and six-month period ending June 30, 2003 paternity revenues were approximately $1,100. The large increase in revenues from the prior period is because paternity testing was not offered prior to the second quarter of 2003. Paternity testing is an add-on product service and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy.

Genotyping service revenue were approximately $119,800 and $171,600 for the three and six-month periods ending June 30, 2004 respectively. For the three and six-month period ending June 30, 2003, genotyping revenues were approximately $73,700 and $127,400 respectively; the $46,100 and $44,200 increase from the prior three and six-month period is primarily due to an increase in the amount of work contracted for the periods, including the addition of a new client. However, there is no guarantee that this level of work will continue.

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

These factors impact current management of the company. Management does not manage on a product cost basis at this time. Further management does not allocate resources based on product lines. For the most part, personnel are not solely devoted to a product or a specific task. As a development stage company, personnel are required to perform a multitude of tasks including production and research and development. Revenue generation to date has not been substantial or steady enough to warrant segregation of duties. As such labor costs vary from period to period. Further we have not reached a stage where economies of scale are available to us. Production costs vary from period to period due to the level of revenue produced and research performed. It is anticipated, as stated previously, that as we move from a development stage company to an operating company, management will focus on product revenues, costs and the associated margins. As part of our effort to move towards an operating company, we continue to develop and refine our production processes for our introduced products; so that over time and as sales increase, an efficient process can be implemented and managed on an ongoing basis. In addition, we continue work designing and establishing a cohesive marketing and sales effort for our introduced products. Although, both the forensic and genealogy markets have been in existence for a long time, our products are new and unique to their markets and it requires market research and testing in order to arrive at the best way to present our products. We continue to test markets through primary market research and advertising. This effort is ongoing and will continue to develop as we gather information.

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

It is expected that during the remainder of 2004 our personnel requirements will remain stable. It is our intent, during 2005, to increase our marketing and sales personnel in our forensic and possibly our consumer markets. Current plans expect to add up to three personnel in these areas. It is also our intent to add a shipping/receiving clerk in administration and as cash flow permits to increase our research staff through the addition of up to two post doctors. The post doctors would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, conditions and other unforeseen factors could impact the decision making process and as a result plans may change.

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


DNAPrint genomics, Inc.


Signature               Title                          Date


/s/ Richard Gabriel     President and Chief            March 11, 2005
---------------------   Executive Officer
Richard Gabriel


/s/ Monica Tamborini    Chief Financial Officer        March 11, 2005
---------------------
Monica Tamborini