Form 10QSB/A
period 2004-09-30
DNAPRINT GENOMICS INC
filed 2005-03-11
CIK 1127354

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

                         Commission File Number: 0-31905


                             DNAPrint genomics, Inc.
               (Exact name of registrant as specified in charter)


             Utah                                        59-2780520
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of October 8, 2004

                                   792,179,859

Transitional Small Business Disclosure Format:

                                 YES [ ] NO [X]

DNAPrint genomics, Inc.

                        (A Development Stage Enterprise)

                             INDEX TO FORM 10-QSB/A

PART   FINANCIAL INFORMATION
I.
Item   Consolidated Financial Statements:
1.
       Condensed Consolidated Balance Sheets as of September 30, 2004
       (unaudited) and December 31, 2003                                      4
        Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and the period 5 December 10, 1998 (date of inception) to September 30, 2004
       (unaudited)
       Condensed Consolidated Statements of Cash Flows for the nine months
       ended September 30, 2004 and 2003, and the period                      6
       December 10, 1998 (date of inception) to September 30, 2004 (unaudited)
       Notes to Condensed Consolidated Financial Statements (unaudited)       8
Item   Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                 15
2.
Item   Controls and Procedures                                               22
3.
PART   OTHER INFORMATION
II.
Item   Legal Proceedings                                                     22
1.
Item   Changes in Securities                                                 23
2.
Item   Defaults Upon Senior Securities                                       23
3.
Item   Submission of Matters to a Vote of Securities Holders                 24
4.
Item   Other Information                                                     24
5.
Item   Exhibits and Reports on Form 8-K                                      24
6.
       Signatures                                                            24
       Certifications                                                        25

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Although we are not subject to the "forward-looking statements" disclosure requirements because we issue "penny stock" and are exempt therefrom pursuant to
Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended, certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB/A and include all statements that are not statements of historical fact regarding intent, belief or our current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

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

Item 1.

                             DNAPrint genomics, Inc.

                       (A Developmental Stage Enterprise)


CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     September 30, 2004  December 31, 2003
                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                                                     $  1,038,411    $    265,921
Accounts receivable (net of allowance for doubtful accounts of $500 for 2004 and 2003)         56,003           9,303
Stock proceeds receivable                                                                          --         422,955
Deferred compensation                                                                              --         220,067
Prepaid expenses and other current assets                                                     105,203          83,010
Total current assets                                                                        1,199,617       1,001,256
PROPERTY AND EQUIPMENT (net of accumulated depreciation                                       189,150         282,305
and amortization of $478,584 and $321,327 for 2004 and 2003, respectively)

OTHER ASSETS                                                                                    5,000           5,000
TOTAL                                                                                    $  1,393,767    $  1,288,561
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable                                                                         $    367,766    $    582,602
Accrued Expenses                                                                              121,671         256,593
Deferred Revenue                                                                               30,812          62,118
Accrued compensation expense                                                                  630,307       1,283,206
Notes payable to related parties                                                              253,103         298,043
Capital lease obligation                                                                       15,829          59,616
Total current liabilities                                                                   1,419,488       2,542,178
Capital lease obligation - long-term                                                            6,929           5,613
Accrued expenses payable with common stock                                                         --         307,865
Convertible debenture                                                                         285,000         470,000
Total liabilities                                                                           1,711,417       3,325,656
STOCKHOLDERS' DEFICIT:
Series A convertible preferred stock, $.01 par value, $400,000 liquidation value,                 400              --
50,000 shares authorized; 40,000 shares issued and outstanding
Preferred stock, $.01 par value, 9,950,000 shares authorized, none issued                          --              --
Common stock, $.01 par value, 1,500,000,000 shares authorized;                              7,839,046       5,238,986
783,904,632 and 523,898,635 shares issued and outstanding, respectively

Common stock subscribed                                                                        60,281       1,153,663
Additional paid-in capital                                                                 18,317,293      16,360,817
Prepayment of future warrant exercises                                                        345,000              --
Deferred stock compensation                                                                   (37,319)       (735,356)
Deficit incurred prior to development stage                                                (7,427,422)     (7,427,422)
Deficit accumulated during the development stage                                          (19,414,929)    (16,627,783)
Total stockholders' deficit                                                                  (317,650)     (2,037,095)
TOTAL                                                                                    $  1,393,767    $  1,288,561

See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.

                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                              For the Period
                                                                                               December 10,
                                                                                                 1998 to
                       Three months ended   September 30, Nine months ended   September 30,   September 30,
                              2004              2003             2004             2003             2004
REVENUES                 $     165,647    $     234,642    $     648,925    $     565,084    $   1,629,501
COST OF SALES                  127,207          117,518          453,810          249,858        1,048,910
Gross Profit                    38,440          117,124          195,115          315,226          570,591
OTHER OPERATING
EXPENSES:
Research and                   191,924          333,379        1,233,138        2,460,182        8,317,663
development
General and                    674,401        1,355,824        1,682,856        2,505,217        7,531,811
administrative
Total operating                866,326        1,689,203        2,915,994        4,965,399       15,849,474
expenses
LOSS FROM OPERATIONS          (827,886)      (1,572,079)      (2,720,879)      (4,650,173)     (15,278,883)
OTHER INCOME
(EXPENSES):
Interest expense               (18,148)         (42,941)         (66,267)        (728,685)      (1,452,695)
Intrinsic value of                  --               --               --                          (500,000)
convertible debt and
non-detachable
warrants
Sale of option to                   --               --               --               --          353,090
Orchid Biosciences
Loss on disposal of                 --               --               --               --         (349,006)
investments
Stock based settlement              --               --               --          (90,510)        (152,437)
expense
Other expense                       --               --               --               --          (46,770)
Total other income             (18,148)         (42,941)         (66,267)        (819,195)      (2,147,818)
(expense) - net
NET LOSS BEFORE INCOME        (846,034)      (1,615,020)      (2,787,146)      (5,469,368)     (17,426,701)
TAXES
Income tax benefit                  --               --               --               --               --
NET LOSS                 $    (846,034)   $  (1,615,020)   $  (2,787,146)   $  (5,469,368)   $ (17,426,701)
NET LOSS PER SHARE -     $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.04)
Basic and Diluted
WEIGHTED AVERAGE
SHARES
OUTSTANDING - Basic        733,569,287      513,536,086      655,238,716      492,164,753      427,234,205
and Diluted


See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.

                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                              For the Period
                                                For the Nine Months     For the Nine         December 10, 1998
                                                       Ended            Months Ended       (Date of Inception)
                                                September 30, 2004    September 30, 2003   to September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $       (2,787,146)   $       (5,469,368)   $      (17,426,701)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                              157,258                75,069               646,175
Provision for bad debts                                         --                    --                11,738
Impairment of assets                                            --                    --               254,434
Loss on disposal of investments                                 --                    --                11,772
Loss on disposal of property and equipment                      --                    --                 5,039
Amortization of deferred stock compensation                678,087               169,500             1,341,542
Amortization of deferred compensation                      179,691                    --               919,792
Common stock issued for interest expense on                     --               700,716             1,300,378
related party notes payable
Common stock issued for reorganization/court                    --                    --               343,000
order
Common stock issued for services                            24,608             1,041,271             2,261,276
Common stock issued for bankruptcy settlement                   --                    --                28,080
Stock issued for settlement                                     --                    --               152,437
Intrinsic value of the convertible debt and                     --                    --               500,000
non-detachable warrants
Stock-based compensation                                        --             2,702,222             1,943,906
Changes in operating assets and liabilities:
(Increase) decrease in receivables                         (46,700)              (56,643)              257,950
Decrease (increase) in prepaid expenses and                (22,193)              (33,607)           (1,070,371)
other assets
(Decrease) increase in accounts payable,                  (883,587)              213,731)            1,444,392)
deferred revenue and other accrued
liabilities
NET CASH USED IN OPERATING ACTIVITIES                   (2,699,982)             (657,109)           (7,075,161)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                        (43,641)               (6,216)             (819,170)
Proceeds from disposal of property and                          --                    --                10,100
equipment
Net bankruptcy adjustment                                       --                    --               511,274
NET CASH USED IN INVESTING ACTIVITIES                      (43,641)               (6,216)             (297,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net              3,006,451               765,374             4,976,923
of stock issuance costs



Proceeds from issuance of Series A                         272,535                    --               272,535
convertible preferred stock, net of stock
issuance costs
Proceeds from prepayment for future warrant                345,000                    --               345,000
exercises
Proceeds from notes payable - related party                     --               254,153             1,487,036
Collections from stock subscriptions                            --                    --               836,960
Proceeds from settlement with Tampa Bay                         --                    --               272,383
Financial
Advances from Tampa Bay Financial, net                          --                    --               384,581
Principal payments on capital lease                        (62,933)              (34,884)             (268,310)
obligation
Proceeds from convertible debenture                             --                    --               500,000
Repayments of notes payable                                (44,940)                   --              (395,740)
NET CASH PROVIDED BY FINANCING ACTIVITIES                3,516,113               984,643             8,411,368
NET INCREASE IN CASH AND CASH EQUIVALENTS                  772,490               321,318             1,038,411
CASH AND CASH EQUIVALENTS, BEGINNING OF                    265,921                11,780                    --
PERIOD
CASH AND CASH EQUIVALENTS, END OF PERIOD        $        1,038,411    $          333,098    $        1,038,411



(continued)

                            DNAPrint genomics, Inc.

                        (A Development Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                   (Unaudited)



                                                     For the Nine Months Ended     For the Nine    For the Period December 10, 1998
                                                        September 30, 2004         Months Ended         (Date of Inception)

                                                                                 September 30, 2003     to September 30, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INF
ORMATION:
Income taxes paid                                          $         --             $         --            $         --
Interest paid                                              $     35,730             $     54,376            $     89,030
SUPPLEMENTAL DISCLOSURE OF NON-CASH  INVESTING
AND FINANCING ACTIVITIES:
Stock subscriptions receivable arising from                $         --             $         --            $  1,000,000
acquisition of DNAPrint genomics, Inc.
(Florida)
Common stock issued for related party notes                          --             $    843,787            $  1,211,322
payable
Unrealized loss on long-term investments                   $         --             $         --            $   (222,443)
Common stock issued for land subsequently                  $         --             $         --            $  2,000,000
swapped for investment in Heroes, Inc.
Dividends paid in stock of Heroes, Inc.                    $         --             $         --            $ (1,988,228)
Common stock issued for reorganization/court               $         --             $         --            $ (2,905,000)
order arising from conversion of claim to stock
Conversion of Tampa Bay Financial advances to                                       $          $            $    453,331
stock
Equipment leased under capital lease                       $     20,462             $      3,100            $    280,367
Deferred compensation on grants of stock                   $         --             $         --            $    925,350
options
Deferred compensation reduced for stock options            $    (19,950)            $         --            $   (190,833)
cancelled
Stock (issued)/to be issued for compensation               $ (2,588,250)            $  2,280,138            $         --
Debenture converted into common stock                      $    185,000             $         --            $    215,000
Common stock issued for satisfaction of accrued            $    266,000             $         --            $    266,000
expenses
Warrants issued for stock issuance costs                   $    167,910             $         --            $    247,910



See notes to consolidated financial statements

                             DNAPrint genomics, Inc.

                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc. ("DNAP Utah"), which was organized for the purpose of investing in all forms of investments was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida") through the issuance of 192,000,000 shares of its common stock, which was accounted for as a pooling of interests. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiary, DNAP Florida (collectively referred to as "DNAPrint genomics, Inc." "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

DNAPrint genomics Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our genealogy product ANCESTRYbyDNA TM are increasing, our forensic product, DNAWitness TM has recently been introduced in the marketplace. Our pharmacogenomics products are still in development and genotyping services are in the initial introductory stage.

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

Stock Based Employee Compensation

For the stock options issued to employees, we have elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, " Accounting for Stock Issued to Employees ," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, " Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure ", an amendment of SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003:

                                                               Three months ended             Nine months ended
                                                                   September 30,                September 30,

                                                               2004           2003             2004            2003

Net loss, as reported                                     $   (846,034)   $ (1,615,020)   $ (2,787,146)   $ (5,469,368)
Deduct: Fair value of stock-based employee compensation         (7,944)        (10,549)        (23,833)        (31,646)
costs
Pro forma net loss                                        $   (853,978)   $ (1,625,569)   $ (2,810,979)   $ (5,501,014)
Loss per share:
Basic and Diluted - as reported                           $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
Basic and Diluted - pro forma                             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $219,871 and $317,650 at September 30, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past couple of years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of a convertible debenture and the conversion of this debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE D - CERTAIN EQUITY TRANSACTIONS

Series A Convertible Stock

During the third quarter, we amended our articles of incorporation to designate 50,000 shares of our preferred stock as Series A preferred stock, $0.01 par value. The liquidation value is $10 per share. Each share of Series A preferred stock has the right to one vote for each share of common stock into which such holder's shares of Series A preferred stock could then be converted. The Series A preferred stock holders have the right to convert on the first day of the month after the month in which a registration statement (other than a registration statement on Form S-4, Form S-8 or any successor form thereto) filed by us with the Securities and Exchange Commission becomes effective. The other conversion dates are the first days of the fourth, seventh and tenth months after the month in which such registration statement becomes effective. If on any conversion date, the conversion price would be less than $0.025 per share, we may elect to defer the conversion date to the first day of the next month. If, on such deferred conversion date, the conversion price would be less than $0.025 per share, we may again defer the conversion date to the first day of the next month. Upon such second deferred conversion date, the Series A preferred stock shall be converted without further deferral. Each share of Series A preferred stock will be converted into the number of shares of common stock determined by dividing the original Series A preferred stock issue price ($10) by the then-current conversion price. The conversion price is the lesser of (i) eighty percent (80%) of the average of the five lowest daily volume weighted average prices of our common stock during the twenty (20) trading days prior to the conversion date, or (ii) eighty percent (80%) of the closing price of our common stock on the trading day prior to the conversion date. Each share of Series A preferred stock not previously converted shall automatically be converted, without the payment of additional consideration, into shares of common stock at the conversion price, as applicable, in effect on the date of and immediately prior to the last conversion date described above.

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

On May 3, 2004, we entered into a six-month consulting agreement with a consultant. The agreement calls for the consultant to provide business and scientific support for our pharmacogenomic and forensic products and research. The consultant will be compensated $5,000 per month, payable at month end and will not exceed $60,000 per year. At termination of the agreement and if consultant has successfully performed the services as outlined in Exhibit A of the agreement, the consultant shall be awarded warrants for the purchase of common stock with a value equal to 25% of the total compensation received under the agreement. The value shall be the average of the closing price of the stock for the five days preceding the grant of the warrants. The exercise price of the warrants shall be $0.04 per share. The warrants shall expire two years from the date of grant. The agreement is renewable with written consent of both parties and is cancelable by either party with 30 days written notice .

Effective September 28, 2004, we have entered into a letter agreement with The Wall Street Group, Inc. ("WSG"). Pursuant to the letter agreement, we have retained WSG as financial public relations counsel. Under the letter agreement, we will pay WSG a cash fee of $7,500 per month and will reimburse them for reasonable and customary out-of-pocket expenses. In addition, we will grant an affiliate of WSG a five-year option to purchase as many shares of our common stock as could be purchased on the open market for $100,000 at the closing bid price on September 24, 2004. Either party may terminate the agreement on 90 days written notice. Unless terminated, the agreement will continue in force, and on each anniversary of the agreement, we will grant WSG or its affiliate a similar option to purchase our common stock at our then-current trading price.

NOTE G-INVESTMENTS

Dutchess Agreement

Effective September 28, 2004, we have entered into an Investment Agreement (the "Dutchess Agreement") and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership (the "Investor"). Pursuant to the Dutchess Agreement, the Investor has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period.

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

Biofrontera Agreement

Effective September 28, 2004, we entered into an Investment Agreement (the "Biofrontera Agreement") with Biofrontera AG, a German corporation ("Biofrontera") and the shareholders of Biofrontera. Pursuant to the Biofrontera Agreement, we have agreed to purchase certain Series B preferred shares of Biofrontera. The purchase of the shares would give us an equity interest of approximately 52% in Biofrontera. The purchase price of the shares is 20 million Euros, payable in installments. The total Issue Price shall be paid by us in three installments of 833,333, 833,333 and 490,831 euros. The first installment is due five days after subscription and the two subsequent installments are due on the same day of the following two months. In addition we shall pay in 22 monthly installments, Additional Payments of an initial 342,502 euros due the same date as the last installment of the Issue Price and then for 21 monthly installments due on the same day of the following months and amounting to 833,333 euros each. . The transaction will not close, and our payment obligation does not begin, until after the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to the Dutchess Agreement, described below under the caption "Dutchess Agreement."

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2003 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2003 and September 30, 2004 and the financial statements for the three and nine months ended September 30, 2004 and 2003 included with this Form 10-QSB/A.

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

Allocation of Research and Development Costs

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees' time. We continue to refine our process of estimating specific invoice costs to research and development as well as our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative. Over time we believe this change in allocating costs during 2004 based upon actual labor effort vs. estimated labor effort for 2003 will result in a lower allocation of administrative costs to research and development. Also, as the Company hires employees, depending which department the employee is hired for will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development the allocation to research and development for other administrative costs will increase as labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease as the labor effort percentage for research and development will have decreased.

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

                              Results of Operations

Three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

Revenues and Cost of Sales

During the three and nine months ended September 30, 2004 and 2003, revenues were approximately $165,647 and $648,925 for 2004 and $234,642 and $565,084 for
2003, respectively. An approximately $68,995 decrease in revenues from the three month prior period is a 29% decrease while an approximately $83,841 increase in revenues from the nine month prior period is a 15% increase. These revenues arise from: providing commercial genotyping and contract sequencing services to select customers, sales of our paternity testing, sales of our genealogy product, ANCESTRYbyDNA TM , and sales of our forensic product, DNAWitness TM . In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of approximately $30,812 as of September 30, 2004. Deferred revenue resulted from some ANCESTRYbyDNA TM client testing that was not complete as of September 30, 2004. These amounts will be recognized as revenue in the fourth quarter of 2004.

Sales of our Ancestry products for the three and nine-month period ending September 30, 2004 were approximately $85,800 and $354,200 respectively and approximately $156,200 and $356,500 for the three and nine-month period ending September 30, 2003. Although there was a $70,400 decrease in revenue from the three-month period ending September 30, 2004 as compared to 2003, the nine-month numbers show an increase for 2004 of approximately $2,300. Because this product is relatively new to the market we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell the product.

Forensic revenues were approximately $17,000 and $44,800 for the three and nine-month periods ending September 30, 2004 and approximately $2,400 and $4,000 for the three and nine-month periods ending September 30, 2003 respectively. The $14,600 and $40,800 increase for the three and nine-month periods ending September 30, 2004 as compared to 2003 is a result of product introduction. The DNAWitnessTM product was introduced to the market in 2003. Because this is a new product and there are no similar products being marketed, we believe that forensic revenues will continue to fluctuate as we continue to research the markets and refine our sales and marketing strategy for the products.

Paternity sales were approximately $100 and $15,800 for the three and nine-month period ending September 30, 2004 and approximately $1,100 and $2,200 for the three and nine-month periods ending September 30, 2003. The large increase in revenues from the prior period is because paternity testing was not offered prior to the second quarter of 2003. Paternity testing is an add-on product service and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy.

Genotyping services were approximately $62,700 and $234,400 for the three and nine-month periods ending September 30, 2004 as compared to approximately $73,000 and $200,400 during the three and nine-months ending September 30, 2003. Genotyping sales have remained fairly stable over the periods because we were able to maintain consistent work levels with our major client. However, there is no guarantee that this work will continue and we continue to refine our marketing and sales efforts to attract new clientele.

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

While there was a slight downward trend in sales over the three-month periods, our revenues over the nine- month periods have increased. There has been avid interest shown in our DNAWitness TM line of services, including our newly introduced eye color service Retinome TM . We expect this trend to continue into the fourth quarter of 2004. In addition, on August 27, 2004, we introduced Euro-DNA TM , a service that allows customers to determine their Northern European, Mediterranean, Middle Eastern and Indo European ancestry.

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

During the third quarter, we completed work on our eye color service, Retinome TM , and Euro-DNA, a service that allows customers to determine their Northern European, Mediterranean, Middle Eastern and Indo European ancestry and introduced them to the market. In addition, we continued our research work on Statinome TM and ace inhibitor projects. We also, in conjunction with researchers at the Moffitt Cancer Center, continued work on Ovanome TM and other identified cancer projects. We continued to evaluate and analyze our preliminary results and to extend those results to other patients' samples for Taxol, Statins, and Ace inhibitor work.

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

For the three-month periods ended September 30, 2004 and 2003, our research and development costs were approximately $191,924 and $333,379 respectively and for the nine month periods ended September 30, 2004 and 2003, our research and development costs were approximately $1,233,138 and $2,460,182, respectively. Our research and development costs consist primarily of raw materials and laboratory supplies, equipment expense, and facilities and employment-related costs. The decrease in the current three month period of approximately $141,455 and the decrease in the current nine month period of approximately $1,227,044 in research and development expense resulted primarily from our CSO's prior period stock grant and the associated tax bonus and somewhat to the effort in the current period as compared to the prior period. During 2003, restricted cash flow resulted in a planned reduction of our research and development efforts. Some differences could also result from our refinement in estimates and allocation of research and development costs.

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

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available products, ANCESTRYbyDNA TM and DNAWitness TM and to begin introductory marketing for our new products, Retinome TM and Euro DNA. Our efforts are ongoing; however, it is difficult to predict what revenue stream, if any, they will generate.

Although consumer products and forensics are cornerstones of our technology, our single largest opportunity remains applying our technology for the benefit of patients. Management has developed and has begun to implement a global strategy for our growth and development in the pharmaceutical market . Our strategy is to partner certain specialized tasks rather than create them internally. Developing a pharmaceutical is a long, complex and diverse mission. It requires a multitude of diverse scientific expertise and technologies. This is complicated further by recent FDA promulgations that we believe will compel the pharmaceutical industry to develop genetic specific drugs that are more efficacious.

As part of our development strategy, we have entered into a relationship with Biofrontera AG, a cutting edge genomics/pharmaceutical company based in Europe. Our technology allows us to determine a patient's response to a drug treatment thereby allowing us to isolate those patients that are non-responders to the drug treatment. Biofrontera, using their differential expression pattern display
(DEPD) technology can compare those patients who have not responded to treatment with patients who have responded and they are then able to identify unique inherited cellular pathways that may help us develop better medications for non-responders. The combination of unique technologies held by Biofrontera and us provides the innovative edge we believe will be needed to meet the challenges of the emerging market of personalized medicine. We believe that our approach to drug discovery and development offers our shareholders and the shareholders of Biofrontera a unique opportunity. The combination of Biofrontera's and DNAPrint's technologies provides a library of novel compounds (1,500,000 isolates), screening technologies, cloning capabilities, animal testing, receptor pathway development, clinical trials experience and novel patient screening to help accelerate drug discovery, development and approval. Additionally, Biofrontera has two phase two drugs, one for chronic itching and another for pre-cancerous skin lesions with a pre-clinical migraine product to treat re-occurring migraine headaches which in the U.S. alone effects nearly 14 million people. We believe that this unprecedented opportunity offers our shareholders a higher potential for increased shareholder value. Additionally, we have gained access to drugs that are advanced in discovery and development that our technologies can further enhance. The synergy that has been created between the two companies will allow us to rapidly develop our expertise in the personal prescription care market that is emerging.

The anticipated 20 million Euro investment in Biofrontera is detailed in the "DNAP Investment Agreement" that should be read in conjunction with the "Accession Agreement", the "JV Framework" and the "Shareholders Agreement July 2003" that were filed with our S-2 filing on October 13, 2004. The intent and summary of the investment is:

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

2 The use of the proceeds from us to Biofrontera AG shall be used for funding growth; i.e. working capital needs, capital expenditures and general corporate purposes in accordance with the Business Plan to be set up and agreed upon by Biofrontera's supervisory board and the B Investors based on the internal vote of the B investors.

3 The goal is to aim for an IPO or a secondary offering for us based on potential drug development candidates to be determined.

In order to complete our investment in Biofrontera AG and to provide working capital for us, on September 28, 2004, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., ("Dutchess", "Investor") a Delaware limited partnership. The agreement will require us to register a sufficient number of shares that we will then issue to Dutchess in return for up to $35 million in cash over a two-year period.

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

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. The Dutchess agreement that we recently negotiated will provide up to $35 million in additional cash over a 24-month period. It is anticipated that approximately $25 million will be used in the Biofrontera investment and the remaining $10 million will be used to fund our operations through 2006. If our share price continues to remain weak; if our shareholders' do not approve an increase in capitalization when required; if the SEC S-2 registration is not completed by February 7, 2005, and if any number of adverse factors or events occur, we will not have enough equity to complete either the Biofrontera or the Dutchess transaction or possibly to continue operations beyond 2004. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted .

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders' deficiencies of approximately $219,871 and $317,650 at September 30, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and the issuance of a convertible debenture. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Off-Balance Sheet Arrangements

As of September 30, 2004, we have no off-balance sheet arrangements.

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

Item 3. Defaults upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Security Holders

On July 29, 2004, at our annual meeting of shareholders, our shareholders reelected Tony Frudakis, Richard Gabriel, and Hector Gomez to our board of directors 638,151,927 shares voted in favor of Dr. Frudakis' reelection; 632,692,392 shares voted in favor of Mr. Gabriel's reelection; and 637,813,927 shares voted in favor of Dr. Gomez' reelection. There were no other candidates for election.

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


                                      DNAPRINT GENOMICS, INC.
                                      (Registrant)


Date: March 11, 2005                  By: /s/ Richard Gabriel
                                          -------------------------------------
                                          Richard Gabriel
                                          President and Chief Executive Officer


Date: March 11, 2005                  By: /s/ Monica Tamborini
                                          -------------------------------------
                                          Monica Tamborini
                                          Chief Financial Officer