Form 10KSB
period 2004-12-31
DNAPRINT GENOMICS INC
filed 2005-03-31
CIK 1127354

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004


        [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from ________ to __________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $785,632

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 28, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,702,597.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 28, 2005:
1,006,516,261.

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

Yes [_] No [X]


                                TABLE OF CONTENTS


PART I

 Item 1. Description of Business Item 2. Description of Property Item 3. Legal

 Proceedings

 Item 4. Submission of Matters to a Vote of Security Holders PART II

 Item 5. Market for Common Equity and Related Stockholder Matters

 Item 6. Management's Discussion and Analysis or Plan of Operation

 Item 7. Financial Statements

Report on Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2004

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

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

EX-31.1 Section 302 Certification of CEO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of CEO

EX-32.2 Section 906 Certification of CFO

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Although we do not qualify for the "forward-looking statements" safe harbor because we issue "penny stock" and are exempt therefrom pursuant to Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended, certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and the other factors.

Item 1. Description of Business.

Business Description

DNAPrint genomics, Inc. ("we" or the "Company") was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. We are a genomics based science company focused on the sale of genetic testing products and services. Our products are targeted toward three distinct markets: pharmacogenomics, forensics and consumer products. We currently have five products available for sale an increase from 3 products last year. Our products in the consumer products market are ANCESTRYbyDNA(TM) 2.5, and EURO-DNA(TM) 1.0, a new searchable database that allows consumers to search for similar DNA results among anonymous files for similar reported cultural similarities (such as country of origin or other pertinent information that might help a consumer understand their genetic heritage with respect to their Geo-political and social origins). We also provide paternity services. Our products in the forensic market are DNAWitness(TM) 2.5, EUROWitness(TM) 1.0 and RETINOME(TM) 1.0. We have no currently available products for the pharmacogenomics market. We are currently developing products for all three markets, which are in various stages of progress. We also provide contract genotyping services to the contract service outsourcing market.

We are working to establish a technology platform, named ADMIXMAP, for the identification of functional human genes through the measurement of population structure. This system is currently for internal use solely by our scientists, and we do not generate revenue from any sales thereof. This platform of products will allow us to measure population structure as it was inherited from our ancestors. We can also measure certain effects of an individual's inherited traits in relationship to the general population of people - such as Native American, East Asian, sub-Saharan African and Indo-European and any combination of those four major population groups. We have identified characteristic markers for these population groups, and they are called Ancestry Information Markers or "AIMs". We believe we have identified these AIMs and associated them to specific traits that can be linked to an individual. For example, eye color, hair color and skin color are inherited traits, as is the ability of an individual's body metabolism to respond to a particular medication. By linking a drug's measurable response in an individual to our AIMs, we are able to predict whether or not an individual may or may not respond to a medication. There are many complex mathematical formulas involved in this analysis, and we plan to keep this technology and information closely guarded (patented when appropriate) and to sell our products and services to consumers, physicians and law enforcement.

Currently, we have 12 full time employees, and we expect to increase our personnel in accordance with our operating plan. In addition to our full time employees, composed of scientific and production staff, sales, administrative and executive management, we outsource employees for specific services on an as needed basis. These services include additional statistical geneticists, mathematicians, and programmers, an advisory committee in medical and population genetics, and general business and administrative support.

We continue to devote substantially all of our efforts to initiating and developing our planned principal operations. While sales of our genealogy product, ANCESTRYbyDNA(TM) , are increasing, our forensic product, DNAWitness(TM), was introduced in the marketplace last year. Our pharmacogenomics products are still in development, and genotyping services are in the initial introductory stage.

In addition, although we discuss distinct markets for our products, management does not manage or make decisions regarding allocation of our assets and resources or in assessing our performance based on segments. At this time, our resources, including assets and personnel, are commingled among all areas of our business.

History and Development of the Business 2001-2004

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

In 2001, Dr. Tony Frudakis, our founder, teamed with other scientists to conduct research to develop new genomics products with consumer, forensic and pharmacogenomics applications. Lack of funding required a reduction in the amount of research conducted. We implemented cost cutting measures to conserve cash. In spite of these hardships; we were able to continue our research and development efforts on a reduced and limited basis throughout most of 2002 and 2003.

During 2002, our Board of Directors began a search for new leadership. After an exhaustive and difficult search for a new CEO/President, Mr. Richard Gabriel agreed to accept the position without requiring immediate cash compensation. Because we did not have cash available to pay Mr. Gabriel's salary, he agreed to enter into an employment contract for one year that granted him 30,000,000 shares of our stock in lieu of immediate cash compensation.

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

Management sought investment bankers to represent us in our search for financing. In April 2003, we engaged an investment banking firm to assist us in our efforts to raise debt and/or equity capital. In December 2003, we successfully agreed to place $8,000,000 of our securities over approximately a 20-month period. Prior to completing this transaction, we had received funds from earlier private offerings. Together, these transactions gave us the critically required capital to fund our ongoing operations until our new financing was in place. In addition to the previously raised capital, management sought additional capital to fund expansion and acquisitions. Along with its investment bankers the Company secured a commitment from Dutchess Private Equity Partners, LLC for the sum of $35 Million over a 24-month period. The Company also negotiated in good faith to acquire a stake in Biofrontera, a privately held German Biotechnology company Mr. Richard Gabriel and Ms Monica Tamborini are common, non-voting shareholders of less than 1% combined ownership in Biofrontera AG. Mr. Gabriel was made aware of the opportunity to invest in Biofrontera AG and presented it to our Board of Directors and was given instructions to proceed with the investment opportunity.

Effective September 28, 2004, we agreed to acquire a majority interest in Biofrontera AG over a 24-month period for a purchase price of 20 million Euros (approximately $27 million). Prior to the closing of the transaction, however, several factors led to the termination of the agreement with Biofrontera AG. Our S-2 registration statement with respect to our funding facility with Dutchess did not become effective as quickly as we had anticipated, and Biofrontera AG was unable to raise bridge capital financing prior to closing as contemplated by its agreement with us. We attempted to salvage the transaction by providing a 140,000 EU loan to Biofrontera AG in December 2004. Upon recognizing the deteriorating state of the Biofrontera operations, we concluded that proceeding with the proposed acquisition was not in DNAPrint's best interests. Therefore, we terminated the Biofrontera agreement on February 18, 2005. We have called the December Biofrontera loan for repayment in accordance with its terms, and we expect it to be repaid as soon as practicable. We intend to keep good relations with Biofrontera AG and hope in the future to participate with Biofrontera AG in joint venture development projects, once it is adequately funded by other investors.

It is clear to our Board of Directors and executive management that a restructuring of our equity is necessary in 2005. The current shareholder base and capitalization are insufficient to promote growth and to capitalize on expansion opportunities. Management expects to bring a plan for capital restructuring of the Company to the shareholders for approval during 2005.

During 2004, we continued to evolve from a research-based company to a revenue generating genomic products company. Management continues to review investment opportunities for our consumer products, and the forensic and pharmacogenomics markets. Should opportunities mature, management will bring them before our Board for investment consideration. We continue to seek new products; technologies, relationships and acquisitions or licensing opportunities that can help build the markets and revenues we seek to capture.

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

Historically, drugs have been developed and approved by the FDA for the overall population only. Drug discovery companies are now beginning to use pharmacogenomics technologies to develop drugs that are suitable for individuals or groups of individuals based upon their overall genetic composition. The advent of genomics and genomic based diagnostic testing has brought about the possibility of personalized medicine. In fact, over the next 10 years, the worldwide pharmaceutical market is expected to grow from $320 billion to an anticipated $1 trillion, according to recent IMS reports. We believe the increase will be driven primarily by the flood of new drug targets identified through genomics and through the co-development of drugs and accompanying genomics response tests. Indeed recent press releases and television programs featuring Dr. Francis Collins, Head of the National Institutes of Health Human Genome Project, and Dr. Craig Venter, President of Celera, Inc. the firm that along with the NIH published the Human Genome, both have stated the importance of understanding the genetic heredity of diseases and their foundations in the human genome. DNAPrint has continued to explore and mine the relationship of a person's genetic ancestry with respect to genetic markers for disease, treatment of disease with medications and the origins of disease within the human genome.

Recent articles in Nature Genetics - Genetics of the Human Race; November 2004, Volume 36 No 11s have highlighted many of the issues relating to the determination of genetic markers among the world's highly diverse populations and sub-populations. The ethics of genetic testing as well as the potential implications, benefits and abuses are discussed by a number of leading thinkers in the field of human genetics. Pharmacogenomics, a medical exploration of our differences and our inherited genes from generations removed, are important steps in the direction of understanding the relationship of the variations among all of the world's peoples and human health. Although no clear decisions have been made by the scientific community, the dialogue between proponents of population genetics and the dissenters have adequate public forums such as Nature Genetics, public hearings and legal procedures to voice their approval or disapproval over current research and development of pharmacogenomics.

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

In a recent release, the FDA announced that pharmaceutical and bio-pharmaceutical companies should consider genetic testing during clinical trials and for post approval drug monitoring. Pharmaceutical and bio-pharmaceutical companies will need to incorporate genetic testing in their drug discovery, clinical development as well as post drug approval monitoring in the very near future.

The FDA estimates that 2.4 million patients had adverse drug reactions in 2000, leading to the deaths of more than 125,000 patients. As part of the FDA's mandate to reduce the number of deaths caused by adverse drug reactions, on January 31, 2003 the FDA released an initial statement of initiatives related to pharmacogenomics.

Within the next 2 to 5 years there will likely be a clearer path to market for pharmacogenomic tests linked to drugs. Moreover, with greater FDA recognition of pharmacogenomics, we believe the pharmaceutical industry is likely to accelerate its rate of adoption for pharmacogenomics tests.

After its initial statement in January 2003, the FDA issued a more recent guideline in November 2003. Titled "Guidance for Industry Pharmacogenomic Data Submissions," we believe this guideline offers FDA support for pharmaceutical companies developing drugs using genetic testing and genomic research for drug approvals. Under the guideline, if a genetic test is new or is not widely accepted, then its use is `voluntary' to the drug's submission. If a test is `validated and accepted' then the guidelines suggest its inclusion in the submission. In both cases, our products and services can provide a valuable tool for drug development and drug discovery management. We can help identify patients who might not respond favorably to a new medication, and thus eliminate those patients from the treatment or clinical trial. This testing will improve the drug's efficacy and reduce its toxicity, increasing the drug's chances for meeting FDA requirements and ultimate approval. The FDA released an additional document covering the field of pharmacogenomics on March 22, 2005, titled Pharmacogenomic Data Submissions. In a press release announcing the new guidelines, the FDA said that they are part of an agency-wide initiative "to speed development of new medical products through the science of pharmacogenomics."

According to Dr. Janet Woodcock, Deputy Director for Operations at FDA, "FDA's efforts will bring us one step closer to 'personalizing' medical treatment." She added, "We hope ultimately to bring pharmacogenomics . . . to every healthcare professional's prescription pad for the benefit of their patients and U.S. consumers." Personalized medicine, according to the FDA, will eventually replace "the standard hit-or-miss approach to treating patients."

Soon after the FDA announcement, the Personalized Medicine Coalition (PMC), of which DNAPrint is a member, issued its own release applauding the guidelines as "paving the way to a new generation of diagnostics and therapeutics." The agency noted "that our members are looking forward to additional protocols, specifically those on the co-development of pharmacogenomic diagnostics and therapeutics and on the use of micro-arrays in DNA analysis.

From the vantage point of the future, today's FDA announcement is likely to be regarded as a milestone in drug discovery and development that will help lead to a new generation of medicine and healthcare, that of tailoring treatment to the individual based on his or her genetic and molecular makeup".

Although this document has been delayed several times, it is expected to help the industry understand and report early genetic testing information in their clinical trials programs. The FDA is expected to offer the industry a position of `no action' on early reported genetic testing information. What this means is that should information become helpful but not yet scientifically confirmed or validated in understanding the treatment of a disease, it does not necessarily have to be reported on the drug label. Previously, the FDA would hold the applicant accountable for all information available in a drug development program. If the applicant was unable to explain the data, then the FDA could recommend that further study of the topic be continued prior to the application being reviewed. This action of `no review' would effectively place the application on hold, exactly what the applicant does not want during a drug submission. Under a "no action" policy, the FDA will take a position that all research in the pharmacogenomics area is encouraged to be reported, but will not be used in the evaluation of a drug for approval unless requested by the applicant. This process will probably remain in effect until the FDA and its advisory panels obtain sufficient understanding on a disease treatment and the effectiveness of genes in predicting treatment and response. It is clear that when a diagnostic test can be used in conjunction with a drug therapy to help identify the patients whose response is monitored by the diagnostic, the patient usually does better in the treatment. The goal of the FDA is to protect the individual patient from as much harm as possible, but all drugs have side effects that can create problems for the patient, some more than others.

The FDA continues to have an overriding influence in the pharmaceutical market and its movements. Healthcare payers and government officials, however, including Congress, are recognized forces in the market. Increasingly, pharmaceutical companies must validate a drug's efficacy and cost effectiveness in order for it to remain on lists of approved, reimbursable drugs of healthcare payers (pharmacy benefit managers, managed care, Medicaid, Medicare, and commercial insurers). For example, Pfizer agreed in 2002 to provide disease management services (defined as all secondary activities involved in the diagnosis, prevention and treatment of diseases, beyond primary therapeutic treatments)to Florida Medicaid recipients in order to have its full slate of drugs on the State Medicaid program's formulary. A formulary is a list of FDA approved drugs, tests and devices, compiled by States, Medicare and Medicaid or Health Maintenance Organizations (HMOs), hospitals and medical centers that specifically tells doctors what they are allowed to order and what is covered under their reimbursement programs. Physicians can of course prescribe outside the formulary, allowing the patient to pay full price for the medication or treatment or test. Unlike most of Europe, Canada, and Japan, where pharmaceutical prices are controlled by the governments and through competitive bidding with the government agencies, the U.S. market remains unregulated and free from government controls of prices and approved medicines. The Pfizer deal with the State of Florida could be the forerunner of similar initiatives by payers and pharmaceutical companies to increase drug prescriptions and reduce drug costs through increased diagnostic accuracy. Using a genomics test to determine the most appropriate drug and dosage can lead to reduced health plan costs, while genomics testing can predict a patient's drug response and minimize the high cost related to adverse drug reactions. At present, no health care provider, pharmaceutical company or government agency has used our products or services for this purpose.

In recent months we have also seen the FDA and Kaiser Permanente, a large health insurance company, teaming up to test and report on Vioxx and its use in patients with compromised health, explicably linking Vioxx use to coronary problems that have resulted in a higher than normal heart attack death rate amongst various high risk people. Vioxx (or products similar to Vioxx known as COX-2 inhibitors) became widely dosed among a broad segment of the population. This has led to speculation by physicians that products like Vioxx might be implicated in the unusually high rate of sudden death heart attacks among their COX-2 inhibitor treated patients. Merck, the manufacturer of Vioxx pulled the product from the market and will limit its use, if it is reintroduced, to a more targeted group of patients, eliminating prescriptions to high risk patients. Although no association has been shown to exist between the inherited genes of an individual with Vioxx or any COX-2 inhibitor, it is our intent to explore large product opportunities such as `pain relief' with COX-2 inhibitors and other drug treatments and attempt to explain variations among people taking the medications with respect to their genetic ancestry, their response to medications and their particular state of health.

We continue to develop our relationship with the Moffitt Cancer Center in Tampa, Florida and have expanded our co-development of technologies using our proprietary technologies to study the relationship with medication treatment of cancer cells and genetic inheritance of specific genes that may affect a person's ability to respond to medications such as Taxol or Taxotere and other such medications used to treat cancer. We have seen several companies, including Celera and Genaissance; make public statements regarding the use of medicines and relationship to inherited markers. We will continue to explore, develop and test new approaches to problems that heretofore have been classified as the result of a drug treatment program gone awry. We believe generally that under each drug interaction can be found a series of genetic markers that may be linked to inherited markers, markers that we can track and identify, and prior to drug treatment, providing the patient, the doctor and the health care institution tangible savings in capital and patient aggravation. To date, no pharmaceutical company, health care provider or other government or state agency has used our technology to separate patients by drug response.

Growth Strategies for the Pharmacogenomic Market

By leveraging our proprietary technologies, we are positioned to serve the growing compliance and operational needs of pharmaceutical companies. We will continue to seek product and market relationships that expand and enhance our ability to apply our technology to existing medications or new medications, improving drug efficacy and reducing patient side effects by testing the patient. We believe the future of drug development and drug approval as outlined by recent FDA writings will force the industry to recognize smaller market opportunities with higher efficacy profiles and significantly reduced or diminished side effects. No drug available today is free of side effects on a broad population from around the world. All drugs have side effects, some more deadly than others, but the side effects are often balanced against the potential benefit. For example most cancer treating medicines are lethal to the patient if administered at a higher dose, but more lethal to the cancer cells at lower doses. However, these anti-cancer drugs kill healthy cells as well as cancer cells, creating a dilemma -- treat the cancer and harm the patient, do not treat the cancer and the patient dies. In medicine, there are no miracle cures; each drug appears to have a specific and narrow range of application to certain groups of individuals and may or may not provide a benefit to each and every patient and may in fact kill some patients. The power of pharmacogenomic testing or the testing of patient populations for genetic markers and other inherited traits can be seen in the recent treatment of a particular form of cancer.

An article in MedAd News in June 2003 titled, "From Blockbusters to Multibusters" highlighted the first successful use of pharmacogenomics to obtain the approval of a drug. Genetech's Herceptin(TM), according to IMS Health sources, would not have made it to the market had not the company's scientists discovered the HER-2 receptor which is found in 15-20% of the population. The overall success rate of the drug in metastatic breast cancer in combination with Taxol is just 6%. But with the HER-2 test to identify the patient, the drug's efficacy is now nearly 100%. Sales of the drug are projected to approach $400 million in 2003. Additionally, nearly all the female patients diagnosed for metastatic breast cancer are tested for the HER-2 receptor, generating additional sales for a pharmacogenomic test procedure not included in the $400 million in drug sales for 2003. We have located no reported figures specifically for the size of the diagnostic test market for HER-2.

This article highlights the potential explosion of pharmacogenomics and drug approval within the pharmaceutical industry. If drugs are approved faster, the current 400 drug targets that represent about $380 billion in potential sales could leap to 4,000 targets with sales approaching $1 to $2 trillion by 2020. We have no assurance, however, that the FDA and foreign governments would accelerate their drug approval processes to accommodate such a high projection. The FDA regularly reports on the drugs approved from year to year, and industry watchers continue to expect the FDA to increase its rate of New Drug Approvals from the current 40-50 per year to several hundred per year. However, there are no corresponding increases in funding to accommodate this exceptional projected growth. Therefore, we believe a more conservative approach to the potential drug market would include a review of the effect of pharmacogenomics on drug approval. Price-Waterhouse-Coopers recently issued a report titled `Personalized Medicine - The Emerging Pharmacogenomics Revolution' (February 2005). The report focuses on the high failure rate of drugs after an Investigational New Drug ("IND") is filed with the FDA -- nearly 79% of the drugs fail in clinical trials. The report suggests that better patient understanding and mechanisms of action within patient groups might help bring the failure rate down. Additional information indicates what physicians across the globe have been reporting for years, that blockbuster drugs or drugs that have worldwide sales of more than a billion dollars per year only work in 40 to 60 percent of the patients treated with the drugs. If these drugs express failures in sub-populations, then if enough fatalities are the result, the drug is voluntarily pulled from the market by the company or forcibly by the FDA. The net result is a large number of patients that have had positive experience with a drug are denied its benefits.

The Price-Waterhouse-Coopers report goes on to say that by stratifying the market opportunities for drugs; `pharmacogenomics could expand markets and revenues by defining new uses or targets for existing drugs, "rescuing" drugs in development, managing product life-cycles, and dominating niche markets.' The article goes on to point out some of the immediate demands for pharmacogenomic products in the clinical laboratory for determining a patient's response to medications earlier, rather than waiting several weeks to months and diagnosing diseases earlier. Additional improvements are being made in the third-party payers segment of the market, crucial to gaining acceptance for pharmacogenomics in clinical development, testing and practice. Many of the large third-party payers are drafting policies and procedures for a pharmacogenomics approach to drug applications once drugs are approved. Pharmacogenomics is not just about developing new drugs but also testing patients for potential side effect risks, emerging diseases and other potential disorders. Third-party payers would be remiss to pursue exclusionary practices with their subscriber populations as that will surely bring governmental oversight, punishment and new legal procedures that could be counter productive to the benefit of improving the overall health and efficacy of the drugs that their subscribers will all eventually use.

Additionally, the report highlights that the first likely application of a pharmacogenomics drug will continue to be the oncology area since by definition of the disease automatically places patients in disease categories which appear to be treatable by either a cocktail of chemotherapy agents or specific chemotherapy agents and practices. Further segmentation depending upon a patient's ability to absorb or metabolize medicines or to form chemotherapy resistant cancer cells are all pharmacogenomic targets and will help to more narrowly focus a patient's treatments. It is unlikely, according to the report, that blockbuster drugs will disappear, but it is likely that large pharmaceutical companies will gravitate toward more of the global marketing, sales and channel dominations that they are currently controlling and less likely to continue the high capital expenditures on research and development.

We can, through research and development, and over time, identify the genes involved with a patient's positive response to a drug. Once the genes have been identified, researchers are then able to find the receptors coupled to those genes; thereby providing a predictive test to determine those patients who will respond positively to the drug. In addition, we can identify the genes that are involved with the rejection of the drug and from that find the receptors coupled to those genes. Both choices open new opportunities for drug development and the treatment of existing diseases. To date, best estimates put the time somewhere between one and two years and at a cost of $500,000 to $750,000 per gene set. Perlegen, one of our competitors through one of its sponsored research affiliates, has recently announced at the March 2-6, 2005 American Society of Clinical Pharmacology and Therapeutics meeting in Orlando, Florida that using their technology platform, SNP or Single Nucleotide Polymorphism identifications of disease genes can be accomplished for about $250,000 to $500,000 per gene. Another scientist at the meeting, James Watters, PhD; Washington University:
PGRN Member reiterated the earlier presentation and pointed out the isolation of 6 candidate genes sets for poor patient response to Docetaxel treatment. However, neither Watters nor McLeod were able to acknowledge a validation of their work and hinted that the six isolated genes, might in fact, not be the correct genes associated with drug metabolism. They are continuing their work using the Perlegen/Affymetrix system.

Once gene sets are identified and blind study trials are completed, additional benefits and future growth potential can result from:

Enhanced Drug Marketing- By using our products and services, pharmaceutical companies may enhance the effectiveness of their marketing campaign resulting in improved profitability. The overlap of demographic segments and genetic predispositions offers a compelling opportunity for focused drug marketing. Armed with studies that indicate a drug is most effective within certain demographic segments, pharmaceutical companies can more effectively engage in target marketing. Although we do believe that pharmaceutical companies may enhance the effectiveness of their marketing campaign by using our products and services, as of December 31, 2004, no pharmaceutical companies have used our products or services with respect to demographic segments, genetic predispositions and drug marketing and achieved such results.

Expanded Drug Patent Life - There is also potential that packaging a drug with a genomic diagnostic test may extend the drug's patent life. Pharmaceutical companies that are struggling to find replacements for their aging drugs could benefit from a patent extension. Although we do believe that pharmaceutical companies can prepare a genomic diagnostic test and extend a drug's patent life, as of December 31, 2004, no pharmaceutical companies have used our products or services for such purpose or achieved such results. Our current technologies and services could be utilized by a pharmaceutical company to identify and develop a genomic diagnostic test. Alternatively, we could work with generic drug manufacturers and assist them in developing a genetic diagnostic test for off patent drugs. Our greatest, and possibly the most immediate, market potential is to create a testing service for physicians and patients that will allow them to determine if a particular medicine is right for the disease that has been diagnosed.

Increased Drug Development Success Rates - By incorporating genomic variation, clinical trials can be designed to include those patients most likely to benefit from the proposed therapeutic product. The use of a genomics strategy has the potential to yield improved response rates. While the number of clinical trial participants may not be reduced, drug trial efficacy would be greatly enhanced.

Rescue Failed Drugs - A pharmaceutical company may choose to initiate new clinical trials on drug candidates that previously failed. The failure of the earlier trial could have been because the earlier trial was conducted on a broad patient population. We could design a genetic test to predict patient response which would allow a smaller, more clearly defined group of patients to be identified for the new clinical trial; thereby enhancing the drug's efficacy and compliance and improving the likelihood of approval within a targeted group. Although we do believe that pharmaceutical companies can utilize our genetic test to predict patient response, as of December 31, 2004, no pharmaceutical companies have used our products or services for such purpose or achieved such results. Approval may require a physician to use the test to determine if a patient would be within the response group prior to prescribing the drug. We believe that this strategy will lead to more drug approvals and longer product life cycles, improving the return on capital for the pharmaceutical company and increasing the use of our tests.

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

The forensic market is expected to grow to $600 million in annual sales by 2005 according to Data Monitor. There are approximately 1,200,000 reported incidents of violent crime (rape, robbery, and aggravated assault) in the U.S. each year. In the vast majority of violent crimes, DNA evidence is left at a crime scene or on a victim's body. Of these 1.2 million reported incidents, only about 600,000 cases result in arrests. Forensic DNA tests can enable a greater degree of success in prosecuting violent criminals.

In addition, on March 11, 2003 Attorney General John Ashcroft announced that the administration plans to commit $1 billion to DNA testing within the criminal justice system over the next five years. The money will be used to develop better genetics testing techniques, to eliminate DNA backlog of nearly 360,000 cases and to provide funds for police departments to use DNA testing more frequently in their investigations, reducing the likelihood of wrongful prosecution and imprisonment. There is a recent trend in the legal system to test DNA evidence left at crime scenes to confirm or invalidate the previous conviction of incarcerated defendants. Our technology could be used to screen the DNA samples and categorize them. For example, if test results shows that DNA from the crime scene belongs to an Indo European individual and the incarcerated individual is an African American, that DNA would have priority for conventional testing because the likelihood of vindication is high. In recent years there have been more than 130 exonerations of previously convicted individuals based on DNA evidence. With the use of DNAWitness(TM), the length of wrongful incarceration for innocent individuals could be shortened, and, in some case, perhaps eliminated.

Forensic Products

DNAWitness(TM) 2.5

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

Current DNAWitness(TM) customers include medical examiner's offices, special task forces, sheriffs' departments, and district attorney's offices and detectives from various cities. These cities include the three largest U.S. metropolitan areas: New York City, Los Angeles, and Chicago. To date, our product is being used in nearly 80 crime scene investigations and cold cases, up from 20 cases last year. Due to the sensitive nature and potential court proceedings associated with investigations, we can only comment on our participation in cases once law enforcement and prosecutors have approved the release of such information, usually following the arrest and incarceration of a suspect. Based upon the release of such information, we had sales from approximately 50 customers in 2004 and five of those were at reduced rates, up from 10 paying customers and three at reduced rates in 2003. The total revenue was approximately $52,000 during 2004. In addition, we performed approximately 45 pro bono tests during 2004 for various agencies worldwide.

Growth Strategy in Forensics

We provide a potential suspect's genetic heritage with DNAWitness(TM) 2.5. We are investigating avenues to encourage federal, state and local governments, crime laboratories and law enforcement agencies to use DNAWitness(TM) to help solve cold cases, current serial killer cases and other violent crimes. We believe DNAWitness(TM) could help revolutionize investigative procedures. By using DNAWitness(TM) on a regular basis, witness information can be corroborated, and where no witness is present, DNAWitness(TM) can provide a "fuzzy sketch" of the donor, possibly reducing the cost of examining a large donor pool and shortening the investigation.

During 2004 we added new sales agents that included Orchid Biosciences and Reliagene, Inc. and we are seeking to expand our list to other forensic testing laboratories across the world. Nevertheless, to date no appreciable sales have been derived from our developing base of sales representatives.

We anticipate an increase in marketing and sales costs throughout 2005 as we implement our marketing and sales plan to increase product awareness. We expect to incur costs for additional sales personnel, the expenses associated with trade shows and promotions, and our planned seminars and training programs.

Our future plans also include seeking or acquiring American Society of Crime Laboratory Directors or "ASCLD" accreditation of our laboratory for forensics work tied to court testimony. Once accredited, either through acquisition of another forensic operation or development of our own operation, we will also be able to offer conventional DNA testing to our clients. Accreditation would allow us to capture a portion of this market and to offer a full range of services to our clients.

It is our intention, over time, to broaden our forensics product line. Additional tests that we hope to add to our product line include hair color, and skin shade. Other tests that we could develop in the future include bone mass, to predict body size, height, and detached and attached ear lobes. We have added nearly 3,000 hair samples to our hair color research and as with eye color service, RETINOME(TM); we are in the early stages of researching and developing the necessary marker combinations in order to be able to validate the test. We do not expect validation to be completed in 2005 but perhaps in early 2007 a hair color version will be beta tested.

We introduced RETINOME(TM), our eye color test, to the forensics community, and the test have thus far has not been used on any cases. We have, however performed over 20 pro bono tests and we are not permitted to discuss the results due to confidentiality. The service was introduced in late 2004, and we are working on developing a kit format for the test as well. We do not anticipate that this kit to be available until late 2005. Earlier in the year, we introduced our EUROWitness(TM) 1.0 test to the forensics community, and to date, this new service has been used on three cases. This test helps narrow the field of investigation by providing investigators with more detailed information on the potential inherited genes. We have expanded our database to include markers from four major ancestry groups to eight. The total number of markers now represent Sub Saharan African, Indo European, East Asian, Native American, Northern European, Middle Eastern, Mediterranean, and Indo. Combining this with our RETINOME(TM) test, a DNA sample obtained at a crime scene could describe a person of interest in much greater detail. Although to date, no agency has used the combined test to describe a person of interest.

Over the course of 2004 we have also added nearly 1,500 volunteers to our photo database and eye color database arrays. These volunteers have received a free ANCESTRYbyDNA(TM) 2.5 report for providing their DNA and photos of their faces and eyes. We now have nearly 3.000 individual donors in our database covering a wide diversity of individuals from around the world. We expect the database to continue to grow through 2005 as we add new service and product features. Our goal is to provide the investigators with as much information as possible on the crime scene DNA samples so that they may narrow the focus of their investigations, corroborate eye witness reports or develop a `person of interest' description from the scientific data that we supply.

The Consumer Products Market

There is an established market of consumers who research their genealogy and ancestral origin. There is also a market for paternity and other tests related to family lineage. We serve both of these consumer markets through direct sales and independent distributors.

The consumer genealogy market is fueled by a natural desire to understand our family lineage and our genetic heritage. The total world market is currently estimated at $75 million and is expected to grow 5% annually. We are one of the first companies to offer DNA tests that predict genetic heritage for this market. During 2004 we have added a number of distributors that include:
Sorenson, DNA Structures, LTD, Ciboney, DNA Diagnostics Center, and Health-Link Paramedical Services. We will continue to add distributors of our services throughout 2005. Although, the consumer market is not large, to date we have provided nearly 11,000 customers with our service. During 2005 we will also introduce our ANCESTRYbyDNA(TM) 2.5 test kit to paternity labs around the world, enabling paternity laboratories to purchase our test kit and run the ANCESTRYbyDNA(TM) 2.5 test on their own equipment. The Company will provide the laboratory with a secure link up and provide the customer with an ever growing database of information on the application of ANCESTRYbyDNA(TM) to genealogy research. Also, during 2005 we will be improving our web site, product packaging and service reporting. Additionally, we will be improving our customer turn around time, currently set at 6 to 8 weeks and offering a customer service call line.

We continue to perform research on specific market segments and build our database of volunteer DNA for Native Americans and hope to expand our database to African Americans in conjunction with leading researchers in the field of health and inherited genes. Although our first objective will be to be able to help individuals interested in their family's genealogy, our long term benefit will be in understanding the relationship of inherited genes to disease and disease management. We believe that understanding how a genealogy search fits with our genetic ancestry test is a crucial component to understanding how our technology can be used in the forensics field and in the medical field. We believe it is crucial to our success in either field to understand the association of family hierarchies of inheritance, relationships and reported relationships and their associated genes. Therefore, we will continue to expand and enhance our database or services, products and information to our consumers so that we may learn more about genealogy and understand more about inheritance.

Consumer Products

ANCESTRYbyDNA(TM) 2.0

We introduced our first product in the genealogy market in late 2002. ANCESTRYbyDNA(TM) 2.0 determines genetic heritage and is marketed to consumers interested in determining their BioGeographical Ancestry ("BGA"). We have identified DNA sequences that are more prevalent in people from one continental region or regions than another. Using complex statistical algorithms, the test can determine, with confidence, to which of the major continental regions -sub-Saharan African, Indo-European, East Asian or Native American - a person belongs, as well as the relative proportions of each. This marker test had 71 markers and as of March 2004 is no longer available as a service to our customers.

ANCESTRYbyDNA(TM) 2.5

We introduced the newest version of our genealogy product line in February, 2004. ANCESTRYbyDNA(TM) 2.5 increases the 71 marker assay of version 2.0 to 175 markers, improving accuracy over version 2.0. During its first month of production, we sold 100 ANCESTRYbyDNA(TM) 2.5 tests. For 2004 in total we have sold approximately 1,360 tests in ANCESTRYbyDNA(TM) 2.5. Also in 2004 we introduced a new product called EURO-DNA(TM) 1.0 introduced in late 2004. To date we have sold eleven EURO-DNA(TM) tests.

Growth Strategy in Consumer Products

Without a significant investment in sales or marketing, we have generated considerable interest in ANCESTRYbyDNA(TM) 2.5. We have sold, on average, 4 ANCESTRYbyDNA(TM) tests per day during 2004. An average of 2.5 of those test sales have come from our website and 1.5 tests per day from our distributors. Sales of ANCESTRYbyDNA(TM) for 2004 were approximately $435,000. We do not currently have specific information on the average price. However, in general distributors, pricing is $99 and customer pricing is $158. This was for ANCESTRYbyDNA(TM) 2.0 only. ANCESTRYbyDNA(TM) 2.5 has a market price of $219.00 and our average distributor price is $164.25. Our EURO-DNA(TM) 1.0 price is an additional $130 to our consumer and $97.50 to our distributors. Sales of EURO-DNA(TM) 1.0 were approximately $4,000 during 2004.

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

We have entered into a license agreement with Pearl Street Software. It will provide a link within their new release of Family Tree Legends software allowing our customers to upload their ANCESTRYbyDNA(TM) results to a secure web page. Other family members will have the ability to add their test results, too. Together, family members can "pool" their results and create and construct a genetic family tree. Beta site tests were conducted, and we launched the service in late 2004, there is no charge for the service and in addition we also constructed a `geo-political' database where individuals can enter their ANCESTRYbyDNA(TM) results and add their self-reported family origins, comparing this origin to other similar origins. This allows individuals to search geo-political areas for similar DNA values, perhaps helping a genealogist, narrow their search for ancestral links.

Our paternity sales continue to grow and during 2004 we recorded $26,000 in sales.

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

As more researchers look to genotyping as a means of studying disease progression and patients' reaction to medications, our outsourcing opportunities should increase. We have one of approximately a dozen known Ultra High Throughput SNP machines in the world. The Beckman Ultra High Throughput machine is used to perform contract Genotyping, ANCESTRYbyDNA(TM) and DNAWitness(TM) tests as well as our research projects, including, but not limited to, OVANOME(TM). Eight machines are solely dedicated to internal research at pharmaceutical companies and universities; one works exclusively on veterinary applications; and two are believed to be owned by Orchid, the original inventor and producer of the equipment. However, Beckman has substantially increased its efforts in 2004 to sell more machines in the market and we expect that during the next several years, the SNP machine to have a greater market penetration and thereby increase our competition not only in the genotyping contract services but in areas such as consumer products, forensics and pharmaceuticals.

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

We use our laboratory capacity to provide university research laboratories and other private companies with contract genotyping services. We perform all of the work in our facilities to protect our customers' intellectual property and trade secrets. We retain no intellectual property and do not contribute our intellectual property to this screening service. We performed approximately $268,000 of contracted genotyping services during 2004 with approximately five customers, up from approximately $219,000 in 2003.

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

Research and Development

The primary objective of our near term research and development efforts in pharmacogenomics will be to expand our library of predictive drug response tests to include multiple therapeutic areas including commonly used FDA approved drug therapies. We currently have two pharmacogenomic tests in development, OVANOME(TM) and STATINOME(TM). In addition, it is our goal to continue to expand, improve and broaden our current products, ANCESTRYbyDNA(TM) and DNAWitness(TM) through research and development. Although our products are diverse and address different market areas and needs, the base technology is the same. Research in one area often provides benefit to our other products. Research spending in 2001 was approximately $1.9 million and for 2002 was approximately $2.2 million, increasing to $2.7 million in 2003 and decreasing to $1.6 million in 2004. We will continue to support research and development because it is a vital component of our overall strategy for sustained growth.

OVANOME(TM)

Our scientists are working on a genomic-based diagnostic tool to match ovarian cancer patients with the most suitable form and dose of chemotherapy, particularly, Taxol-treated patients. Currently, cancer patients, especially women with breast and uterine cancer are treated with anti-cancer drugs whose efficacy is known in terms of population averages. In reality, individual cancer patients exhibit unpredictable and unique responses to virtually all commonly used chemotherapeutic compounds. Individual genetic differences have long been suspected to play a role in this variable drug response. For cancer patients, decisions about treatment regimes are often fateful, and second chances at treatment are usually unsuccessful. A better understanding of the relationship between genes and related chemistries and drug response can replace the current trial and error process of chemotherapy treatment. This new drug prescription strategy can help guide physicians and patients toward the optimal treatments at the outset of therapy.

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

We are developing a clinical trial for OVANOME(TM). We must validate our research findings further through a clinical trial in order to commercialize OVANOME(TM). The trial will use our test to predict trial participants' responses to the Taxol and Carboplatin drug therapy. Our Chief Medical Officer, Dr. Hector Gomez, will lead the clinical development process and expects to enroll 250 patients in the trial. Currently, we have enrolled 100 new patients into this trial for 2005 and expect to add additional patients later in the year. We are also exploring other clinical relationships to increase our patient sample enrollment. We do not anticipate meeting with the FDA until our trials are completed.

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

DNAWitness(TM)

In forensics, it is our intent to offer our products as a suite that includes genetic heritage, eye and hair color tests. The tests will also be sold separately as Heritage (genetic heritage), RETINOME(TM) (eye color) and RETINOME-HA(TM) (hair color). Although hair and eye color remain the most challenging research areas in genomics, we have successfully predicted in 2003, with 85% accuracy, the eye color of individuals based on a donor DNA sample. Our goal was to reach an accuracy rate of 95% or higher before commercializing this test. RETINOME(TM) was commercialized in August, 2004 and thus far we have not sold any tests and have performed 20 validation tests for the forensics community. Hair color research continues, and we do not expect a product launch of RETINOME-HA(TM) during 2005. Hair color is even more complex a relationship and involves many more interrelated genes, increasing the complexity and ability to predict. We will continue to work on this research.

We have filed a patent application for RETINOME(TM), a test for the inference of eye color from DNA. The SNP based method for testing eye color is the first of its kind. The method employs complex math and human pigmentation gene SNP combinations to predict human eye color accurately and sensitively. We have been working over the past year to update the RETINOME(TM) panel of SNPs in order to predict eye color shade and actual eye colors with greater accuracy.

Currently, we have the ability to determine the first three distinctions, blue, brown or some other color. Validation experiments necessary to define precise accuracy continue. If test performance is satisfactory, we will begin selling the test to the forensics community as an integrated component of the DNAWitness
(TM) 3.0 suite. Once we have reached this objective, our focus will turn to increasing the bands of color from 2 to 3 or 4 distinct colors.

We are attempting to accomplish for human hair color what has been accomplished for eye color, through the development of the RETINOME-HA(TM) test. If successful RETINOME -HA(TM) will be available as an integrated component of the DNAWitness (TM) 3.0 suite. We have also begun studies to add skin shade to our expanded product line, but it will require further testing and experimentation to advance this application.

We hope to enlist universities and other personnel to help us collect DNA samples from across the globe. We have initiated plans to expand our scientific advisory board to include other scientists who will actively contribute to our effort in increasing the number of BGA sub-categories from our current four, to as many as 20.

ANCESTRYbyDNA(TM)

In February 2004, we launched our 2.5 version of ANCESTRYbyDNA(TM) , increasing accuracy and the number of markers from 71 to 175 from ANCESTRYbyDNA(TM) 2.0. We are developing ANCESTRYbyDNA(TM) 3.0, which will expand the resolution of ANCESTRYbyDNA(TM) 2.5 by including the inference of population affiliations within a continent and proportionality (proportion or range of a given ancestry marker). ANCESTRYbyDNA(TM) 2.5 can predict mixture of continental origin, but cannot predict mixtures of ancestral composition within a continent. For example, ANCESTRYbyDNA(TM) 2.5 might indicate that someone is of Indo-European descent, while ANCESTRYbyDNA(TM) 3.0 might indicate that someone is 60% Northern European and 20% Indo-European and 20% Middle Eastern descent. If successful, ANCESTRYbyDNA(TM) 3.0 will provide additional accuracy and a broader application in the genealogy market. We have launched EURO-DNA(TM) 1.0 in 2004 as the first step in completing our stated 2004 goal of developing ANCESTRYbyDNA(TM) 3.0 and will be looking at other product features as well to enhance and consider finalizing our test.

These added benefits will assist our other two product categories, forensics and pharmacogenomics, by broadening our abilities to identify and search for new associations in phenotype descriptors for forensics and improving our understanding of drug response across a wider population.

We are also adding features to our product including a `genetic family tree' capability that allows all family members willing to participate, to take our test and add their data to the family genetic tree. If we are able to collect enough associations, the data may help us predict the genetic profile of a deceased ancestor. Currently we are able to predict only one generation back with 70-80% statistical accuracy. This may be helpful to individuals wishing to know more about a lost parent, grandparent or great grand parent, depending upon how many generations are still living. We will continue to explore and develop our technology so that our goal of 95% prediction for one generation removed is achieved, however, that can only be achieved through a significant increase in our population database. We estimate that over several hundred thousand tests will have to be performed in order to achieve our goal. We do not expect to achieve this goal during 2005 but rather see it as a long range development goal, extending over several years. The benefit for predicting genetic relationships once removed is not only a benefit to genealogists but also forensic scientists and pharmaceutical researchers. This will allow researchers in all three fields to study genetic inherited markers to other phenotypic descriptors such as hair color, eye color, height, skin shade and other less visible responses such as drug metabolism, disease inheritance as well as family lineage.

Patent Applications

We have filed claims for international and domestic patent protection. The patents, if issued, will help ensure protection of our bioinformatics platforms, analytical software, genome maps and genetic classifiers in forensic, consumer products, and pharmacogenomics applications. The most significant patent applications cover the bioinformatics platforms and genome maps. Other applications describe the mathematical process of finding complex genetic information and the actual processes that find the gene variants responsible for specific complex genetic traits.

Two of our patent applications, 'Compositions...Pigmentation' and 'Compositions...Statin', have entered National Phases and are pending review and we believe, approval in the U.S. and designated countries. The pigmentation patent is important because it includes the methods and compositions for determining skin shade, eye color or any other pigmentation application. Our Statin patent application includes the use of method for determining a person's ability to respond favorably to a particular Statin. We have covered all Statins and the use of our AIMs and any assay developed that might use those markers in the development of the assay.

Additional national phases will began for the other patents during the second quarter of 2004 and will likely run through 2005. As discoveries warrant, we will continue to apply for future additional patents. Listed below is our current patent pending applications.

Pending Patent Applications

Efficient Methods and Apparatus for High-Throughput Processing of Gene Sequence Data                    US2003/0171875A1

Methods for the Identification of Genetic                                                               US2003/0171878A1
Features for Complex Genetics Classifiers                                                               WO 03/048318

Methods and Apparatus for use in Genetics Classification Including Classification Tree                  WO 03/048999
Analysis

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

Competition

Our expertise in finding and modeling AIMs form the cornerstone of our strategy to penetrate the consumer products, forensic and pharmacogenomics markets with our genomic testing products. We are one of the first companies to develop infrastructure for this purpose. Due to limited competition in the field of complex genomics classification to date, these market opportunities remain attractive. Other companies and researchers seeking to develop genomic classification or diagnostic products to bring to market are currently screening hundreds of thousands to millions of markers across the genome. This process is not commercially viable for many markets, due to cost.

By developing unique genome maps, however, we allow researchers to efficiently and cost effectively discover and decipher complex, common genetic traits. Our AIMs are novel because they allow a genome screen to be accomplished in certain populations with as few as 2,000 markers, making it cost effective to develop genomic based tests.

We compete against a limited number of companies in pharmacogenomics, including Genaissance, Seryx, Variagenics, and Genset; deCODE Genetics, Celera Genomics, Incyte Genomics, Orchid BioSciences, and Sequenom. The latter two principally offer tools and services for sequencing and scoring SNPs, while Celera and Incyte are involved primarily in creating SNP databases. DeCODE Genetics focuses on gene discovery, drug target validation, as well as pharmacogenomic analysis through use of its proprietary informatics system and its Icelandic Health Sector Database. Genset also has an interest in pharmacogenomics through its development of genomic markers using its proprietary technology platform; however, it has dedicated its resources to internal drug discovery and development in the areas of central nervous system and metabolic disorders.

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

      o Eragen Biosciences: Designs, develops, and markets functional genomic and drug/diagnostic discovery platform products, and technologies to the pharmaceutical, biotechnology and agro-biology industries. One of these technologies was our DNAWITNESS test, which soon after its release assisted with the successful resolution of a notorious serial killer case by the Louisiana MultiAgency Homicide Task Force.


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

Similarly, we have competitors in the field of forensics that includes the following list of companies:

      o Orchid- The original inventors of Single Nucleotide Polymorphism analysis machines and SNP technologies through its Orchid Cellmark division is considered one of the premier independent DNA testing laboratories in forensics. This competitor not only has the scientific background but the financial means and expertise to create a product that eliminates our service, DNAWitness(TM) and RETINOME(TM) from the forensics market.

      o FSS- A United Kingdom based firm that processes nearly 85% of the UK's criminal DNA samples also has the ability to create a product that is competitive to our products and is exploring entering into the U.S. market as well as other parts of Europe and Asia.

      o Bode Systems, A division of Choicepoint- A significant competitor to the FSS and Orchid has the ability to create and market a similar product to our DNAWitness(TM) and RETINOME(TM) and eliminate us from the market.

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

      o The NIJ regularly provides grants to local and state police crime laboratories and University researchers that are competitive to our technology. We have applied for two grants and will continue to apply in 2005 but have been rejected. In each application, despite the rejection, we have developed the proposed technology and brought it to the forensics market. One of these technologies was our DNAWITNESS test, which soon after its release assisted with the successful resolution of a notorious serial killer case by the Louisiana MultiAgency Homicide Task Force.

Forensic DNA and consumer DNA technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in these fields. Others may rapidly develop new technologies that may result in our tests or technologies becoming obsolete before we recover the expenses that we incur in connection with the development of these products. Our programs could become obsolete if our competitors offer less expensive or more effective discovery and development technologies, including technologies that may be unrelated to genomics.

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

      The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information. The human genome is composed of four simple chemical compounds, A, C, T and G or Adenine, Cytosine, Thiamine and Guanine as found in the Merck Index of chemical compounds. These four compounds align in a double stranded spiral or helix that is coiled up inside the human cell. The cell uses the DNA to produce other compounds and genetic scientists and biologists refer to the production of these proteins, sugars, hormones, lipids and other chemical compounds vital to the healthy functions of the cell as `gene expression'. This means is that the DNA is either turned on or turned off. When a gene is turned on it is expressing or producing certain chemical compounds or causing other parts of the cell to produce chemical compounds that are needed by the cell. When the cell has had enough of a particular compound and doesn't need anymore of the compound, the gene is often turned off and stops producing it. Scientists look directly at the gene and also study the data obtained from testing the compounds that are produced by the cell or looking at the gene expression information in a data set and analyzing that information for hidden or related information that might help us understand the function of the gene or section of a gene.

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

      The draft FDA guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. In addition, the FDA held a workshop in November 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue final guidance on the co-development of a pharmacogenomic test and drug. The FDA has as of March 22, 2005 released its newest guidelines titled `Guidance for Industry: pharmacogenomic data submissions' and can be found at the following web address: http://www.fda.gov/cber/gdlns/pharmdtasub.pdf. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our test and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have as well as any of our services and we may not generate sufficient revenue to sustain our operations.

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

      These competitors may discover, characterize or develop important technologies applying genomics before us or our customers for our developed proprietary products and services that are more effective than those technologies which we develop or which our customers for our developed proprietary products and services develop. Additionally, these competitors may obtain regulatory approvals for their drugs and diagnostics more rapidly than our customers for our developed proprietary products and services do, any of which could limit our ability to market effectively our developed proprietary products and services. If our patent applications are not awarded or if our competitors in the field of genetic research, as it applies to our technologies, products and services develop and receive approval of patents that supersede our applications, we could be forced to cease the development of our products, services and technologies.

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

      In the forensic DNA testing market, consumer DNA products market and contract services outsourcing market, we have introduced new products in the last year and improved our flagship product, ANCESTRYbyDNA(TM) , part of the consumer DNA market, by upgrading it from a 2.0 version with 76 marker sets to our ANCESTRYbyDNA(TM) 2.5 test with 175 marker sets. Additionally, we have increased our ability to include DNA sampling from Northern European, Middle Eastern, Mediterranean and Indo by introducing EURO-DNA(TM) 1.0. However, sales have not improved as dramatically as expected as we have also increased our pricing of our product from $199 to $249 for the ANCESTRYbyDNA(TM) product and a combined price of $399 for inclusion of a EURO-DNA(TM) test along with the ANCESTRYbyDNA(TM) test should the Indo-European score be equal to or greater than 50% of the reported four component score value.

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

      Any one of these firms could with enough research and development create a product that is competitive to our products, ANCESTRYbyDNA(TM) and EURO-DNA(TM), and reduce our current sales volumes.

      Similarly, we have competitors in the field of forensics that includes the following list of companies and agencies:

      o Orchid- The original inventors of Single Nucleotide Polymorphism analysis machines and SNP technologies through its Orchid Cellmark division is considered one of the premier independent DNA testing laboratories in forensics. This competitor not only has the scientific background but the financial means and expertise to create a product that eliminates our service, DNAWitness(TM) and RETINOME(TM) from the forensics market.

      o FSS- A United Kingdom based firm that processes nearly 85% of the UK's criminal DNA samples also has the ability to create a product that is competitive to our products and is exploring entering into the U.S. market as well as other parts of Europe and Asia.

      o Bode Systems, A division of Choicepoint- A significant competitor to the FSS and Orchid has the ability to create and market a similar product to our DNAWitness(TM) and RETINOME(TM) and eliminate us from the market.

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

      o The NIJ regularly provides grants to local and state police crime laboratories and University researchers that are competitive to our technology. We have applied for two grants and will continue to apply in 2005 but have been rejected. In each application, despite the rejection, we have developed the proposed technology and brought it to the forensics market.

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

Although many of our competitors practice similar technologies, their approach to data analysis might be completely different and more efficient than ours. This may cause our consumers to choose our competitor's products and services over ours and force us to change our products and services to the more efficient form of data analysis of our competitors

      We evaluate the mixture of genetic inheritance within individuals and relate that information to biological information. Another perfectly reasonable approach is to evaluate large groups of individuals in `pools' of DNA and look for differences or similarities amongst the data. Our approach may prove to be too cumbersome for the industry to adapt and in fact may not want to accept because it is `too personal', meaning that overall `generic' descriptors might be more immediately valuable to the industry than knowing whether or not a single individual will respond favorably to a medication treatment. The `pooled' approach is more often the approach that many pharmaceutical companies and our competitors practice. Additionally, our technology depends upon looking at individuals within a population pool and therefore projecting the results of many individual samples upon a general population that may not be clearly identified. Our competitors rely upon self reporting descriptors such as `African American', `Caucasian' or `Hispanic' to pool their DNA samples. We do not presuppose the reported identity of an individual but rather look at their inherited genetic markers that will tell us what group with which to associate them. This approach may not be accepted by the industry and a more standardized method, although not as accurate, may become the standard significantly impacting our ability to promote, sell, license of further develop our products, services or technologies within any of our current markets that include, consumer, forensic and pharmaceuticals.

We may never become profitable and continue as a going concern because we have had losses since our inception which may negatively impact our ability to achieve our business objectives. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing that may not be available to us.

      We were incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For the year ended December 31, 2004, we had a net loss of $3,734,982 and a working capital deficit of $165,417. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

      In their report dated February 25, 2005, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2004 and 2003. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a working capital deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

      Our business plan targets the sale of unique, proprietary, genetic testing products and services. Our products are geared towards three distinct markets: pharmacogenomics (the study of pharmaceuticals and genetics), forensics and consumer products. In the consumer products market, we introduced ANCESTRYbyDNA(TM) 2.0 and 2.5. ANCESTRYbyDNA(TM) was the first service of its kind and helped people understand their genetic inheritance. We gave information on the four major groups that have been demonstrated by cultural anthropologists and archeologists to be the origins of modern men and women. These four groups, Native American, East Asian, Indo-European and Sub-Saharan African represent our oldest sources of ancient inherited DNA. Founder populations were identified by anthropologists and samples were either purchased or donated to build our initial database of samples.

      In forensics, our challenge was and is considerably different than in our genealogy market. Forensic scientists, detectives and prosecutors are on the other hand more interested in the physical description of an individual than they are interested in inherited genealogy relationships. We have over the course of the last 4 years since our formation, created unique databases of information and are continuing to create more databases to help our genealogy customers' link to the genetic heritage and allow our forensic investigators a more detailed description of the crime scene sample donor. DNAWitness(TM) 2.5 is our product which we will introduce to the forensic market.

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

      We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. However, management intends to continue its relationship with La Jolla Cove Investors, Inc. and it will continue under its agreement to receive funding totaling $8 million. As of December 31, 2004, La Jolla Cove Investors, Inc. (LJCI) converted $310,000 of convertible debenture into our common stock and exercised non-detachable warrants to purchase 4,650,000 shares of our common stock. The combined transactions resulted in us receiving cash of $4,752,169 net of $397,831 of cash stock issuance costs. We also received $255,000 prepayment for future warrant exercises. It is anticipated that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2004 and that together with the additional funding anticipated to be received from Dutchess, our operations will be funded through 2006.

      Despite the LJCI financing, we may need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

      -     we have no assets to pledge as security for the loan

      -     we are in poor financial condition

      -     we may be viewed as a high market risk

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

Item 2. Description of Property.

We currently lease our operating facility at 900 Cocoanut Avenue, Sarasota, Florida. This lease runs until May 31, 2005 and we have the option to renew the lease for an additional one-year term. The lease requires monthly rent of approximately $5,400 (plus sales tax). The building consists of approximately 4,000 square feet of laboratory and office space.

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

On June 17, 2004, a promissory note holder (who is also a shareholder of the Company) filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida. This matter involves a claim for payment due under certain promissory notes that we issued to the note holder. We have tendered, on numerous occasions, all monies due and owing to the promissory note holder. The note holder does not dispute that such monies were tendered, but rather has taken the position that he is entitled to payment in discounted stock as opposed to cash. We filed a counterclaim for unjust enrichment as to benefits conferred upon the promissory note holder without our knowledge or consent. This matter was mediated on December 10, 2004, and the parties agreed on a settlement. Therefore, this matter is concluded.

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is eligible for quotation on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years.

Summary of Quarterly High & Low Price of Common Stock

                 QUARTER                 HIGH BID               LOW BID
                 -------                 --------               -------
          1st  Quarter 2003                .033                  .013
          2nd  Quarter 2003                .185                  .017
          3rd  Quarter 2003                .096                  .047
          4th  Quarter 2003                .083                  .023
          1st  Quarter 2004                .070                  .036
          2nd  Quarter 2004                .050                  .025
          3rd  Quarter 2004                .030                  .013
          4th  Quarter 2004                .020                  .005

The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the integratIR.com OTCBB web site.

As December 31, 2004 there were 927 owners of record of our common stock.

We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Use of Proceeds

We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statement has commenced, and as of December 31, 2004, we had received $5,405,000 in total proceeds associated with the offering. We incurred stock issuance costs and fees of $397,831 for a net receipt of $5,007,169.

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

We received $4,905,000 during 2004 and incurred $301,283 in associated stock issuance costs and fees. During 2004, we used approximately $3,970,000 of the total net proceeds for payroll of approximately $1,767,000, lease and note repayments of approximately $149,000, property and equipment of approximately $57,000 and miscellaneous monthly payments to our vendors for materials and supplies of approximately $1,997,000 leaving a cumulative balance of the net proceeds of the offering of approximately $720,000. Cumulative use of proceeds is approximately $4,287,000 comprised of payroll of approximately $1,816,000, lease and note repayments of approximately $157,000, working capital of approximately $2,257,000 and equipment purchases of approximately $57,000. We intend to use the remaining net proceeds from the offering for the purchase of capital equipment and for working capital. In addition, we may use a portion of the proceeds to fund acquisitions or lease real property.

Sales of Unregistered Securities

In the fourth quarter of 2004, there were no sales of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2004 and the financial statements as of and for the years ended December 31, 2004 and 2003 included with this Form 10-KSB.

                                     SUMMARY

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in the generation of significant revenues. Initially, management's efforts focused on developing licensing relationships from our research and development. More recently, management has chosen to focus on increasing sales volume in the consumer market and building sales in the forensic market while continuing to develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our forensic product DNAWitness(TM) , paternity service and genotyping services have increased compared to the prior year, sales of our ancestry product, ANCESTRYbyDNA(TM) decreased. Our new consumer product EURO-DNA(TM) 1.0 was introduced in the marketplace in late 2004 with a few sales during December 2004. Our DNAWitness(TM) product was introduced in late 2003 and in 2004; therefore during 2004 we had the opportunity to increase our customer base thereby increasing our sales of this product. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

In late 2003, we successfully secured funding of a convertible debenture of $500,000 with non-detachable warrants. During 2004, some of the warrants were exercised as well as some of the debenture converted to our common stock. The exercise of the warrants provided $4.6 million ($4.2 million, net of offering costs) of funding during 2004 and we received $255,000 prepayment for the exercise of warrants during early 2005. We also sold preferred stock during 2004 which provided $255,000 of proceeds. Management continues to implement and refine operational procedures and controls to support future growth and development. We intend to support research and development as a vital component of our overall growth strategy. Until potential customers are familiar with our technology and products, which will come from continued research and development and proven market use, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against that background.

Management plans to continue to focus on increasing sales in the market areas of forensics and genealogy and to move towards the introduction of new and expanded products in these markets. We plan to continue market research within both segments to further expand our knowledge and understanding of the most efficient way to market and sell our products.

We will continue work on OVANOME(TM), a Taxol screening diagnostic test, and STATINOME(TM), a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment, in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for drug pipeline acquisition.

Internally, management will continue to develop and implement organizational policies and procedures to increase operating efficiency and move us closer to our goal of attaining and maintaining our planned principal operations.

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products; 2) introduce new and expanded products in the genealogy and forensic markets; 3) continue promoting our genotyping and paternity services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services. We expect to add personnel in the laboratory and in administration, as growth warrants. Capital expenditures needed for the next twelve months are discussed in this 10-KSB below under the section entitled "Liquidity and Capital Resources".

                              RESULTS OF OPERATIONS

REVENUES AND COST OF SALES

For the years ended December 31, 2004 and 2003, revenues were $785,632 and $709,638, respectively. A $75,994 increase in revenues from the prior year is an 11% increase that was a result of our sales of DNAWitness(TM) increasing by approximately $44,000, paternity services increasing by approximately $24,000 and genotyping services increasing approximately $49,000 compared to the prior year. These increases are due to our increased promotion and marketing of these products. Also EURO-DNA(TM) 1.0 was introduced to the general public in the fourth quarter of 2004 and contributed $4,000 of revenue for 2004. This was offset by a decrease of approximately $45,000 from our ANCESTRYbyDNA(TM) sales.

Our sales of DNAWitness(TM) increased due to our increased marketing efforts to promote awareness of this product during 2004. Our forensic sales are generated through marketing to various agencies, our attendance at trade shows and through our relationship with Lynn Peavey catalog. During 2004, we entered into a contract with the Lynn Peavey Company. Lynn Peavey Company is a well-recognized and highly respected supplier of crime scene support materials to over 17,000 police and crime laboratories around the world. Our product, DNAWitness(TM) 2.0, is now featured in the Lynn Peavey Company catalog. We also plan to work with Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness(TM). Because this is a new product and there are no similar products being marketed, we believe that forensic revenues will continue to fluctuate as we continue to research the markets and refine our sales and marketing strategy for the products.

Paternity sales are generated primarily through our various distributors and from our website www.ancestrybydna.com. The majority of the increase in sales during 2004 compared to 2003 is because paternity testing was not offered prior to the second quarter of 2003. Paternity testing is an add-on service, and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy.

Genotyping sales were generated primarily through work with universities with one university being our major client of this service. To date, our genotyping service customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity.

During 2004, our sales of ANCESTRYbyDNA(TM) decreased from the prior year. Because this product is relatively new to the market we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell this product. We introduced another ancestry product, EURO-DNA(TM) 1.0, during late 2004. Sales of our ancestry products were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. During early 2005, we have entered into agreements with five new distributors to sell our ancestry products.

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

In order to build consistent sales, we have begun to implement formal sales and marketing plans, including advertising and promotional campaigns. Implementing these plans results in increased expenses for personnel, advertising, promotion, and the collateral materials associated with these programs. We plan to continue to add to our advertising and presentation campaign throughout 2005, as cash flow permits. Overall, our goal is to focus on increasing market awareness of all of our products, particularly within the consumer and forensic markets.

While we continue to improve and refine our accounting systems, we currently do not segregate product costs by product or service. At December 31, 2004, we began recording inventory since during the last half of 2004, we were increasing the amount of raw materials we have on hand. We have been and continue to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts to initiating and developing our planned principal operations. We expect that our pharmacogenomic products and services, once introduced, will be our major revenue generator.

Management does not manage on a product cost basis at this time. Further, management does not allocate resources based on product lines. For the most part, personnel are not solely devoted to a product or a specific task. As a development stage company, personnel are required to perform a multitude of tasks including production and research and development. Revenue generation to date has not been substantial or steady enough to warrant segregation of duties. As such, labor costs vary from period to period. Further, we have not reached a stage where economies of scale are available to us. Production costs vary from period to period due to the level of revenue produced and research performed. We anticipate, as stated previously, that as we move from a development stage company to an operating company, management will focus on product revenues, costs and the associated margins. As part of our effort to become an operating company, we continue to develop and refine our production processes for our introduced products; so that over time and as sales increase, an efficient process can be implemented and managed on an ongoing basis. In addition, we continue to work towards designing and establishing a cohesive marketing and sales effort for our introduced products. Although both the forensic and genealogy markets have been in existence for several years, our products are new and unique to their markets, and it requires market research and testing in order to arrive at the best way to present our products. We continue to test markets through primary market research and advertising. This effort is ongoing and will continue to develop as we gather information.

Cost of sales increased from $432,224 (61% of revenues) in 2003 to $507,927 (65% of revenues) in 2004. The increase in cost of sales as a percent of revenues is due to our refinement of our estimate and allocation of research and development costs. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues and our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs consist of raw materials, laboratory supplies, equipment expense, facilities costs and employment-related costs. The expenses were incurred in support of our currently available consumer and forensics products and genotyping services and for our anticipated pharmacogenomics products.

In 2003 and 2004, we also conducted research for future enhancements to DNAWitness(TM). The research included much needed sample collection for our eye and hair color studies. As a result of our past research, in early June of 2004, we introduced a new tool to our forensic customers. We compiled a volunteer photo database that we can use to help investigators visualize the DNA donor. This new tool augments the effectiveness of our product, DNAWithness(TM). During the third quarter, we completed work on our eye color service, RETINOME(TM), and EURO-DNA(TM), a service that allows customers to determine their Northern European, Mediterranean, Middle Eastern and Indo European ancestry and introduced them to the market. In addition, we continued our research work on STATINOME(TM) and ace inhibitor projects. We also, in conjunction with researchers at the Moffitt Cancer Center, continued work on OVANOME(TM) and other identified cancer projects. Some of this research involved the acquisition and evaluation of new samples with corresponding medical histories. We continued to evaluate and analyze our preliminary results and to extend those results to other patients' samples for Taxol, Statins, and Ace inhibitor work.

We continue our work in forensics to expand the physical descriptors that can be derived from crime scene DNA samples. Our research also continued in hair color, skin shade, and we carried on work to improve our recently introduced eye color predictor model. Additionally, we have collected nearly 1,500 volunteer photo database samples and will incorporate those new samples into our forensic photo database array in the near future.

Research and development costs decreased from $2,654,259 in 2003 to $1,561,142 in 2004, a decrease of $1,093,117, or 41%. This decrease is primarily the result of the stock-based compensation and the associated tax bonus received by our Chief Scientific Officer during 2003 in return for his services to us. Some differences could also result from our refinement in estimates and allocation of research and development costs.

Because we are in the development stage of our long-term business, it is not possible to directly correlate our current research and development costs to our future costs. Currently we do not manage on a project cost basis with respect to research and development. We are implementing revenue recognition and project status measures which will in the future disclose such information. Our revenue generation to date has not been substantial or steady enough to warrant segregation of time, costs and revenue. We are a development stage enterprise with new products that are not available through competitors for forensics and genealogy. For example, many of our products and services are in the development stage, such as ANCESTRYbyDNA(TM) and DNAWitness(TM), and the segregation of each project by its particular cost, revenue and cash flow is currently not feasible.

We continue to support research and development to attain our long-term business strategy, and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic products, OVANOME(TM) and STATINOME(TM), to commercialization, our development costs for these products will increase in 2005. In addition, as we move other pharmacogenomic products forward, research and development costs will likely increase proportionately.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Another significant component of our operating expenses is selling, general and administrative expenses. These expenses resulted from (i) accounting and other fees associated with being a public company and other regulatory compliance activities, (ii) legal fees associated with our patent filings and maintenance, a lawsuit against a former employee and preparation of our securities law filings, (iii) selling and marketing costs to promote our products and (iv) administrative and other salaries and expenses.

For the year ended December 31, 2004, selling, general and administrative expenses decreased $1,806,944, from $3,857,925 in 2003 to $2,050,981, in 2004.
During 2003 compared to 2004, we incurred approximately $700,000 of higher compensation from the stock-based compensation paid to the three top executives that were recruited during 2003. We also incurred approximately $1.5 million higher consulting expense during 2003 compared to 2004 for consulting services principally from our consulting agreements with a former director and a marketing consultant. These decreases were offset by an increase in selling, general and administrative expenses, including our costs associated with being a public company.

As discussed in Research and Development expenses, we are not able to extrapolate current general and administrative costs to our future costs. As our long-term business develops, we believe our general and administrative costs will increase with revenue growth. For example, to increase sales, an increase in marketing and sales expenditures will be required to broaden and expand our market awareness and penetration. We expect all costs associated with normal marketing and sales activities to increase including trade shows, advertising, promotion, and marketing and sales tools such as brochures and sales pamphlets. In addition, our current facility of approximately 4,000 square feet, will not meet our growth plans, and we will need to expand our facilities to accommodate new personnel, increased production and future research and development. Our general and administrative cost will rise accordingly, along with the associated costs such as utilities, taxes and maintenance. Over the long-term, as we become an established business, we anticipate that our costs will be comparable to other similar businesses of our size and type.

STOCK-BASED SETTLEMENT EXPENSE

During 2003, Tampa Bay Financial, Inc. exercised a right to purchase 4,763,662 shares of our common stock at a price of $0.05 per share. Because the fair market value of our stock was $0.082 at the date they exercised their right, we have recognized $152,437 of expense, the difference between the fair market value and the exercise price. This amount has been reflected as a settlement expense as this right was granted to Tampa Bay Financial in connection with the termination of their funding agreement. This expense did not recur in 2004.

INTEREST EXPENSE

For the year ended December 31, 2004, interest expense decreased significantly from $902,698 in 2003, to $81,429 in 2004. During 2004, we recorded interest expense of approximately $29,000 on related party notes and certain capital leases and $52,000 on the convertible debenture and related deferred financing fee. During 2003, we recorded interest expense of approximately $26,000 on related party notes and certain capital leases, $5,000 on the convertible debenture and related deferred financing fee and $872,000 for the issuance of our common stock for the payment of related party notes payable, at an agreed upon per share price which was less than the market price of our stock. We accounted for the difference between the stock issue price and the market price as interest expense.

During 2004, we will continue to incur interest on the related party note and the convertible debenture. We may elect to pay the remaining notes outstanding to Tony Frudakis with common stock. If we elect to do so, these payments will result in additional interest expense for the difference between the stock issue price and the market price at the date the common stock is issued. Our interest expense will decrease on our convertible debenture as the principal has been reduced during 2004.

INTRINSIC VALUE OF CONVERTIBLE DEBT AND NON-DETACHABLE WARRANTS

During 2003, we recorded $500,000 of expense to record the intrinsic value of the conversion feature of the convertible debt and non-detachable warrant. There was no such expense during 2004.

OTHER EXPENSES

Effective September 28, 2004, we entered into an Investment Agreement (the "Biofrontera Agreement") with Biofrontera AG, a German corporation ("Biofrontera") and the shareholders of Biofrontera to purchase certain Series B preferred shares of Biofrontera. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess Private Equities Fund, II, L.P. The Biofrontera Agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera Agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera Agreement. We expensed $293,007 of costs that related to this transaction.

During 2004, the Company paid $75,000 to George Frudakis (father of our Chief Scientific Officer and a shareholder of the Company) to pay the principal of approximately $45,000, accrued interest of approximately $4,000 and approximately $26,000 was recorded as other expense on our Consolidated Statements of Operations to satisfy in full any other claims related to his note and funding agreement.

                        LIQUIDITY AND CAPITAL RESOURCES

During 2004, our operating requirements generated negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the year ended December 31, 2004 was $3,764,425. We also invested in equipment, software and computers of approximately $57,000, had principal payments on capital lease obligations of approximately $66,000 and made principal note payments of approximately $83,000. The resulting cash shortfall was financed primarily through the exercise of non-detachable warrants, prepayment for future warrant exercises and proceeds from the issuance of Series A preferred stock.

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available consumer and forensic products and to begin introductory marketing for our new products, EUROWitness(TM), RETINOME(TM) and EURO- DNA(TM). Our efforts are ongoing; however, it is difficult to predict what revenue stream, if any, they will generate.

Although consumer products and forensics are cornerstones of our technology, our single largest opportunity remains applying our technology for the benefit of patients. Management has developed and has begun to implement a global strategy for our growth and development in the pharmaceutical market. Our strategy is to partner certain specialized tasks rather than create them internally. Developing a pharmaceutical product is a long, complex and diverse mission. It requires a multitude of diverse scientific expertise and technologies. This is complicated further by recent FDA promulgations that we believe will compel the pharmaceutical industry to develop genetic specific drugs that are more efficacious.

As part of our development strategy during late 2004, we entered into a relationship with Biofrontera AG, a cutting edge genomics/pharmaceutical company based in Europe. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess Private Equities Fund, II, L.P. The Biofrontera Agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera Agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera Agreement and expensed $293,007 of costs associated with this deal.

Although the Biofrontera acquisition was terminated, the Company expects to use its $35 million dollar funding facility with Dutchess Equity Partners because of its previously stated goals and objectives to grow the business. The Company is currently seeking acquisition candidates that will meet criteria set out by the Board of Directors of the Company that include but are not limited to:

              1.  Positive Cash Flow
              2.  Profitable Operations
              3.  Market Recognition
              4.  Talented and Dedicated Staff
              5. Complimentary Certifications that can include: American Society of Forensic Laboratory Directors, American Blood Bank Certification or Clinical Laboratory Certification or other complementary certifications that will help the Company expand its products, services and research and development into consumer, forensics and pharmaceutical applications.

In order to complete future acquisitions and to provide working capital for us, on September 28, 2004, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., ("Dutchess", or the "Investor") a Delaware limited partnership. The agreement will require us to register a sufficient number of shares that we will then issue to Dutchess in return for up to $35 million in cash over a two-year period. The Company will be required to seek additional shareholder approval for a restructuring of the capital stock of the Company in order to use fully the Dutchess facility in order to continue operations and complete acquisitions.

We evaluated a number of other investment vehicles, including private placement through venture capital sources and concluded that not only were the terms and conditions prohibitive to our Company but they also brought high equity dilution. The Dutchess Agreement provided the lowest dilution (dependent upon our share price) with the fewest restrictions.

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

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess agreement will fund our operating activities through 2005. The Dutchess agreement that we recently negotiated will provide up to $35 million in additional cash over a 24-month period to fund future acquisitions, if any, and provide operating cash flow. If our share price continues to remain weak; if our shareholders' do not approve an increase in capitalization when required; if the SEC S-2 registration is not completed, and if any number of adverse factors or events occur, we will not have enough equity to complete future acquisitions or possibly to continue operations beyond 2005. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

We have issued securities, including our convertible debentures and our convertible preferred stock, that are convertible into our common stock at a continuously adjustable conversion price based on a discount on the trading price of our common stock. In addition, our Investment Agreement with Dutchess requires us, in order to raise capital from it, to sell our common stock to it at a continuously adjustable conversion price at a discount to the trading price of our common stock. As we draw down advances under the Investment Agreement with Dutchess and more of our common stock is sold pursuant thereto, the market price of our common stock could decrease significantly and make further advances impractical or impossible during time periods in which we may need to raise capital to fund our operations and market and sell our products and services. In addition, the issuance of our common stock upon exercise or conversion of our other securities, may create a downward pressure on the market price of our common stock.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital deficiency of approximately $165,417 at December 31, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past two years, our operations have been funded through related party funding, sales of common stock and preferred stock, and the issuance of a convertible debenture and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess funding will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants will be exercised and the requirements to initiate the Dutchess funding will be met and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Capital Expenditures

During 2005, we anticipate developing the required infrastructure to realize our 2005 operational growth plan, including acquiring or leasing property, equipment and other operating assets.

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

In addition, it is anticipated that new laboratory and computer equipment will be purchased during 2005. Computer purchases for programming, modeling and business use is estimated at approximately $100,000 and scientific and business programs and software at approximately $65,000. Capital expenditures for laboratory equipment are estimated at approximately $250,000 during 2005. In December 2004, we leased a new robotic SNP machine at a value of approximately $203,000.

During the first quarter of 2004, in line with our capital expenditure plan, we purchased new laboratory equipment for approximately $4,000 and financed new computers for approximately $20,500. During the second quarter of 2004 we purchased scientific software for approximately $13,000. During the third quarter of 2004 we purchased scientific computers for approximately $25,000. During the fourth quarter of 2004 we purchased laboratory equipment of approximately $15,000. Capital expenditures are expected to continue during 2005 as our operational plans are realized and cash flow allows.

It is our intent, during 2005, to increase our marketing and sales personnel in our forensic and possibly our consumer markets. Current plans expect to add up to three personnel in these areas. It is also our intent to add a shipping/receiving clerk in administration and as cash flow permits to increase our research staff through the addition of up to two post doctors. The post doctors would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition, we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, conditions and other unforeseen factors could impact the decision making process and as a result plans may change.

RELATED PARTY TRANSACTIONS

We entered into certain related party transactions during the years ended 2004 and 2003. See item 7 for a discussion of these transactions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, we have no off-balance sheet arrangements.

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

                       Accruals and deferred compensation

We estimate the various accruals we record based upon the information we have available at the time the accruals are recorded. Any changes to these estimates could impact the accrual and related expense accounts. We recorded an accrual for federal and state income taxes that we agreed to pay for various executives on stock grants based upon the information we had at the time the entry was recorded. This estimate could change based upon the actual tax that is paid by the various executives which is based upon their actual circumstances at the time they file their taxes compared to the accrual we booked based upon estimated assumptions. During 2004, the accrual for federal and state income taxes payable for various executives on stock grants decreased by approximately $50,000 based upon actual taxes paid vs. our 2003 estimated accrual. We do not anticipate this accrual changing in the future.

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

Item 7. Financial Statements.


                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                                  Consolidated
                         Financial Statements as of and
              for various periods ended December 31, 2004 and 2003
           and Independent Registered Public Accounting Firm's Report

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS


                                                                                    Page
                                                                                    ----
Report on Independent Registered Public Accounting Firm                              F-1

Consolidated Financial Statements:

       Consolidated Balance Sheet as of December 31, 2004                            F-2

       Consolidated Statements of Operations for the years ended December 31,        F-3
       2004 and 2003, and for the period December 10, 1998 (date of inception)
       to December 31, 2004

       Consolidated Statements of Stockholders' Equity for the period ended          F-4
       December 10, 1998 to December 31, 1999 and for the years ended
       December 31, 2000, 2001, 2002, 2003 and 2004

       Consolidated Statements of Cash Flows for the years ended December 31,       F-14
       2004 and 2003 and for the period December 10, 1998 (date of inception)
       to December 31, 2004

       Notes to Financial Statements                                                F-16


             Report on Independent Registered Public Accounting Firm


Board of Directors
DNAPrint genomics, Inc. and Subsidiary
Sarasota, Florida


We have audited the accompanying consolidated balance sheet of DNAPrint genomics, Inc. and Subsidiary (a development stage enterprise) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and the period December 10, 1998 (date of inception) through December 31, 2004. These consolidated financial statements are the responsibility of the management of DNAPrint genomics, Inc. and Subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of December 31, 2002 and for the period December 10, 1998 (date of inception) through December 31, 2002 were audited by other auditors whose report dated April 11, 2003 included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period December 10, 1998 (date of inception) through December 31, 2002 include total sales and net loss of $270,938 and $6,849,650, respectively. Our opinion on the consolidated statements of operations, changes in stockholders' equity, and cash flows for the period December 10, 1998 (date of inception) through December 31, 2004 insofar as it relates to amounts for periods through December 31, 2002 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on the audit and the report of other auditors on the previous years' consolidated financial statements, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DNAPrint genomics, Inc. and Subsidiary as of December 31, 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from December 10, 1998 (date of inception) through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements of DNAPrint genomics, Inc. and Subsidiary have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has had recurring operating losses since inception, has negative working capital as of December 31, 2004, and has used approximately $3,764,000 of cash in operations for the year ended December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
February 25, 2005

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                       $    978,535
Accounts receivable (net of allowance for doubtful accounts of $500)                                  43,566
Inventory                                                                                             65,279
Receivable from Biofrontera                                                                          193,683
Prepaid expenses and other current assets                                                            125,065
Total current assets                                                                               1,406,128
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $504,101)
                                                                                                     380,262
OTHER ASSETS                                                                                           5,000
TOTAL                                                                                           $  1,791,390
                                                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                                $    352,718
Accrued expenses                                                                                     145,436
Accrued compensation expense                                                                         527,103
Deferred revenue                                                                                      42,126
Notes payable to related parties                                                                     215,034
Capital lease obligation                                                                             128,128
Convertible debentures - current                                                                     161,000
Total current liabilities                                                                          1,571,545
Capital lease obligation - long-term                                                                  95,310
Convertible debenture - (converted after yearend through February 25, 2005)                           29,000
Total liabilities                                                                                  1,695,855
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized of which 50,000 shares are
  designated as Series A                                                                                  --
    Series A convertible preferred stock - 50,000 shares authorized; 40,000 shares issued and
      outstanding; $400,000 liquidation value                                                            400
Common stock, $.01 par value, 1,500,000,000 shares authorized; 939,124,254 shares issued and
  outstanding                                                                                      9,391,243
Common stock subscribed                                                                               94,162
Additional paid-in capital                                                                        18,170,988
Prepaid warrant exercises                                                                            255,000
Deferred stock compensation                                                                          (26,071)
Deficit incurred prior to development stage                                                       (7,427,422)
Deficit accumulated during the development stage                                                 (20,362,765)
Total stockholders' equity                                                                            95,535
TOTAL                                                                                           $  1,791,390
                                                                                                ============

                 See notes to consolidated financial statements

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the Period
                                                                                           December 10,
                                                         For the Year       For the        1998 (date of
                                                             Ended         Year Ended      inception) to
                                                         December 31,       December        December 31,
                                                             2004           31, 2003            2004
                                                         -------------    -------------    -------------
SALES                                                    $     785,632    $     709,638    $   1,766,208

COST OF SALES                                                  507,927          432,224        1,113,027
                                                         -------------    -------------    -------------

GROSS PROFIT                                                   277,705          277,414          653,181
                                                         -------------    -------------    -------------

OTHER OPERATING EXPENSES:
Research and development                                     1,561,142        2,654,259        8,645,667
Selling, general and administrative                          2,050,981        3,857,925        7,899,936
                                                         -------------    -------------    -------------
   Total other operating expenses                            3,612,123        6,512,184       16,545,603
                                                         -------------    -------------    -------------

LOSS FROM OPERATIONS                                        (3,334,418)      (6,234,770)     (15,892,422)
                                                         -------------    -------------    -------------

OTHER INCOME (EXPENSE):
Sale of option to Orchid Biosciences                                --               --          353,090
Loss on disposal of investments                                     --               --         (349,006)
Stock-based settlement expense                                      --         (152,437)        (152,437)
Interest expense                                               (81,429)        (902,698)      (1,467,857)
Intrinsic value of convertible debt and non-detachable
  warrants                                                          --         (500,000)        (500,000)
Other expenses                                                (319,135)              --         (365,905)
                                                         -------------    -------------    -------------
     Total other income (expense) - net                       (400,564)      (1,555,135)      (2,482,115)
                                                         -------------    -------------    -------------

NET LOSS                                                 $  (3,734,982)   $  (7,789,905)   $ (18,374,537)
                                                         =============    =============    =============

NET LOSS PER SHARE  - Basic and Diluted                  $        (.01)   $        (.02)   $        (.04)
                                                         =============    =============    =============

SHARES USED IN COMPUTING NET
   LOSS PER SHARE - Basic and Diluted                      707,474,628      499,603,483      445,343,852
                                                         =============    =============    =============

                 See notes to consolidated financial statements

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                        Additional           Common           Stock
                                             Common Stock                Paid-In             Stock        Subscriptions
                                       Shares            Amount          Capital          Subscribed       Receivable
                                    ------------     -------------    ------------       -------------    ------------
BALANCES, DECEMBER 10, 1998           29,400,986          294,010        4,977,381                                 --

Stock issued for acquisition
  of DNAPrint genomics, Inc.
  (FL) in Pooling of Interests       192,000,000        1,920,000         (920,000)                        (1,000,000)

Common stock issued for
  reorganization/court order
  at $0.02 per share                 125,000,000        1,250,000        1,687,480

Adjustment due to subsidiaries
  liquation in bankruptcy

Net loss for the year
  ended December 31, 1999

BALANCES, DECEMBER 31, 1999          346,400,986        3,464,010        5,744,861                --       (1,000,000)

Stock issued for advertising
  and marketing services
  at $.02 per share                    8,000,000           80,000           80,000

Increases in stock issued
  for acquisition of land
  at $.075 per share                  30,000,000          300,000        1,700,000

Net loss for the year
  ended December 31, 2000

Unrealized loss on securities

Subscription
   receivable payments                                                                                        539,500

Deferred stock compensation
  related to stock option
  grants                                                                   731,450

Dividend paid in common
  stock of Heroes, Inc.

BALANCES, DECEMBER 31, 2000          384,400,986        3,844,010        8,256,311                --         (460,500)

Common stock issuances:

  Via 506 Private Placement
     at $.05 per share                14,324,000          143,240          572,960                                 --

  For consulting services
     at $.05 per share                   800,000            8,000           32,000                                 --

  Through funding agreement
    with TBFI at $.05 per share        7,816,620           78,166          312,665                                 --

 From exercise of
  nonqualified stock
  options at $.05 per
  share                               11,250,000          112,500          574,375                                 --

 For bankruptcy settlements
   at $.02 per share                  10,695,768          106,958          106,958                                 --

Loss on investment                            --               --               --                                 --

Recovery of subscription
  receivables                                 --               --               --                            460,500
Deferred stock compensation
  related to stock option
  grants                                      --               --           22,100                                 --

Amortization of deferred
  stock compensation                          --               --               --                                 --

Net loss for the year ended
  December 31, 2001                           --               --               --                                 --

BALANCES, DECEMBER 31, 2001          429,287,374        4,292,874        9,877,369                --               --




                                                                          Deficit
                                                         Deficit        accumulated
                                                        incurred          during          Accumulated
                                         Deferred       prior to            the              Other
                                          Stock        development      development       Comprehensive
                                      Compensation        stage            stage             Income            Total
                                     -------------    -------------    --------------     ------------     ---------------
BALANCES, DECEMBER 10, 1998                   --        (7,427,422)      (44,244,627)          222,443       (46,178,215)

Stock issued for acquisition
  of DNAPrint genomics, Inc.
  (FL) in Pooling of Interests                --                                                                      --

Common stock issued for
  reorganization/court order
  at $0.02 per share                                                                                           2,937,480

Adjustment due to subsidiaries
  liquation in bankruptcy                                                 63,355,809                          63,355,809

Net loss for the year
  ended December 31, 1999                                                (20,061,513)                        (20,061,513)

BALANCES, DECEMBER 31, 1999                   --        (7,427,422)         (950,331)          222,443            53,561

Stock issued for advertising
  and marketing services
  at $.02 per share                                                                                              160,000

Increases in stock issued
  for acquisition of land
  at $.075 per share                                                                                           2,000,000

Net loss for the year
  ended December 31, 2000                                                   (191,789)                           (191,789)

Unrealized loss on securities                                                                 (197,298)         (197,298)

Subscription
   receivable payments                                                                                           539,500

Deferred stock compensation
  related to stock option
  grants                                (731,450)

Dividend paid in common
  stock of Heroes, Inc.                                                   (1,988,228)                         (1,988,228)

BALANCES, DECEMBER 31, 2000             (731,450)       (7,427,422)       (3,130,348)           25,145           375,746

Common stock issuances:

  Via 506 Private Placement
     at $.05 per share                        --                --                --                --           716,200

  For consulting services
     at $.05 per share                        --                --                --                --            40,000

  Through funding agreement
    with TBFI at $.05 per share               --                --                --                --           390,831

 From exercise of
  nonqualified stock
  options at $.05 per
  share                                       --                --                --                --           686,875

 For bankruptcy settlements
   at $.02 per share                          --                --                --                --           213,916

Loss on investment                            --                --                --           (25,145)          (25,145)

Recovery of subscription
  receivables                                 --                --                --                --           460,500
Deferred stock compensation
  related to stock option
  grants                                 (22,100)               --                --                --                --

Amortization of deferred
  stock compensation                     219,530                --                --                --           219,530

Net loss for the year ended
  December 31, 2001                           --                --        (2,593,906)               --        (2,593,906)

BALANCES, DECEMBER 31, 2001             (534,020)       (7,427,422)       (5,724,254)               --           484,547

                                                                     (Continued)

                            DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                                         Common Stock             Additional
                                                                                         ------------              Paid-In
                                                                                    Shares           Amount        Capital
                                                                                    ------           ------        -------
Common stock issuances:
Via 506 Private Placement
at $.018 per share                                                                 1,388,888         13,889         11,111

 For consulting services at $.04 per share                                            50,000            500          1,500

 For consulting services at $.063 per share                                           42,063            420          2,229

 For consulting services at $.067 per share                                           50,000            500          2,850

 From exercise of nonqualified stock options at $.051 per share                    2,555,555         25,556         97,943

 From exercise of nonqualified stock options at $.059 per share                    2,500,000         25,000        122,500

 From exercise of employee stock options                                             944,978          9,450         (9,450)

 For settlement of related party notes payable  at $.035 per share                14,547,355        145,473        771,010

Per settlement agreement with TBFI                                                        --             --         34,200

Deferred stock compensation related to stock option grants                                --             --        171,800

Amortization of deferred stock compensation                                               --             --             --

Net loss for the year ended December 31, 2002                                             --             --             --

BALANCES, DECEMBER 31, 2002                                                      451,366,213   $  4,513,662   $ 11,083,062

Common stock issuances:

     For settlement of related party notes payable and interest
       at $0.032                                                                  17,307,983        173,079        380,776

     For settlement of related party notes payable and interest
       at $0.032                                                                   8,067,238         80,672        177,479

     For settlement of related party notes payable and interest
      at $0.074                                                                    2,710,043         27,100        173,443

     For settlement of related party notes payable and interest
       at $0.072                                                                   8,092,592         80,926        501,741

     For consulting services at $.030 per share                                    2,780,867         27,809         55,617

     For consulting services at $.048 per share                                      333,725          3,337         12,665

     For consulting and scientific advisory board services
       at $.073 per share                                                            269,937          2,699         17,133

     For scientific advisory board services at $.048 per share                       100,000          1,000          3,750

     For accounting services at $.026 per share                                       84,150            841          1,358

     For legal services at $.068 per share                                            58,330            583          3,360

     For legal services at $.077 per share                                            70,778            708          4,756

(Continued)

                            DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                                     Common        Stock        Deferred
                                                                                     Stock      Subscriptions    Stock
                                                                                   Subscribed    Receivable   Compensation
                                                                                   ----------    ----------   ------------
Common stock issuances:
Via 506 Private Placement
at $.018 per share                                                                     --            --               --

 For consulting services at $.04 per share                                                           --               --

 For consulting services at $.063 per share                                                          --               --

 For consulting services at $.067 per share                                                          --               --

 From exercise of nonqualified stock options at $.051 per share                                      --               --

 From exercise of nonqualified stock options at $.059 per share                                      --               --

 From exercise of employee stock options                                                             --               --

 For settlement of related party notes payable  at $.035 per share                                   --               --

Per settlement agreement with TBFI                                                                   --               --

Deferred stock compensation related to stock option grants                                           --         (171,800)

Amortization of deferred stock compensation                                                          --          269,694

Net loss for the year ended December 31, 2002                                                        --               --

BALANCES, DECEMBER 31, 2002                                                     $      --            --      $  (436,126)

Common stock issuances:

     For settlement of related party notes payable and interest at $0.032

     For settlement of related party notes payable and interest at $0.032

     For settlement of related party notes payable and interest at $0.074

     For settlement of related party notes payable and interest at $0.072

     For consulting services at $.030 per share

     For consulting services at $.048 per share

     For consulting and scientific advisory board services at $.073 per share

     For scientific advisory board services at $.048 per share

     For accounting services at $.026 per share

     For legal services at $.068 per share

     For legal services at $.077 per share

(Continued)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                                                                                         Deficit
                                                                         Defict        accumulated      Accumulated
                                                                      incurred prior    during the        Other
                                                                      to development   development    Comprehensive
                                                                         stage            stage           Income          Total
                                                                         -----            -----           ------          -----
Common stock issuances:
Via 506 Private Placement
at $.018 per share                                                              --             --             --          25,000

 For consulting services at $.04 per share                                      --             --             --           2,000

 For consulting services at $.063 per share                                     --             --             --           2,649

 For consulting services at $.067 per share                                     --             --             --           3,350

 From exercise of nonqualified stock options at $.051 per share                 --             --             --         123,499

 From exercise of nonqualified stock options at $.059 per share                 --             --             --         147,500

 From exercise of employee stock options                                        --             --             --              --

 For settlement of related party notes payable  at $.035 per share              --             --             --         916,483

Per settlement agreement with TBFI                                              --             --             --          34,200

Deferred stock compensation related to stock option grants                      --             --             --              --

Amortization of deferred stock compensation                                     --             --             --         269,694

Net loss for the year ended December 31, 2002                                   --     (3,113,624)            --     ( 3,113,624)

BALANCES, DECEMBER 31, 2002                                            $(7,427,422)   $(8,837,878)  $         --     $(1,104,702)

Common stock issuances:                                                                                                       --

     For settlement of related party notes payable and interest
       at $0.032                                                                                                         553,855

     For settlement of related party notes payable and interest
       at $0.032                                                                                                         258,151

     For settlement of related party notes payable and interest
       at $0.074                                                                                                         200,543

     For settlement of related party notes payable and interest
       at $0.072                                                                                                         582,667

     For consulting services at $.030 per share                                                                           83,426

     For consulting services at $.048 per share                                                                           16,002

     For consulting and scientific advisory board services
       at $.073 per share                                                                                                 19,832

     For scientific advisory board services at $.048 per share                                                             4,750

     For accounting services at $.026 per share                                                                            2,199

     For legal services at $.068 per share                                                                                 3,943

     For legal services at $.077 per share                                                                                 5,464

(Continued)

                            DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT)
                                   (CONTINUED)


                                                                    Common Stock          Additional    Common       Stock
                                                                    ------------           Paid-In      Stock     Subscriptions
                                                               Shares         Amount       Capital    Subscribed   Receivable
                                                               ------         ------       -------    ----------   ----------
     For legal services at $.064 per share                     63,594           636         3,447

     For legal services at $.05 per share                      59,803           598         2,422

     For legal services at $.048 per share                    128,074         1,281         4,918

     For consulting services at $.031 per share               134,589         1,346         2,876

     For legal services at $0.027 per share                   843,912         8,439        14,566

     For consulting services at $.050                         652,166         6,522        25,781

     From exercise of nonqualified stock options
       at $.029 per share                                   5,882,352        58,824       111,764

     From exercise of nonqualified stock options
       at $.135 per share                                   4,166,666        41,667       520,833

     From exercise of nonqualified stock options
       at $.110 per share                                   4,166,666        41,667       416,666

     From exercise of nonqualified stock options
       at $.072 per share                                   3,030,303        30,303       187,879

     From exercise of nonqualified stock options
      at $.061 per share                                    3,225,806        32,258       164,516

     Via 506 private placement at $A.015 per share            666,667         6,667         3,333

     Via 506 private placement at $.014 per share           2,777,778        27,778        12,222

     For settlement with TBFI. at $.082 per share           4,763,662        47,637       342,983

     Conversion of debt to common stock and exercise
       of non-detachable warrants                           1,063,829        10,638        29,362

     Conversion of debt to common stock and exercise
       of non-detachable warrants                           1,030,912        10,309        29,691

Amortization of deferred stock compensation

Deferred stock compensation costs

Stock options cancelled                                                                  (170,883)

Common stock subscribed                                                                 1,836,824    1,153,663

Intrinsic value of convertible debt and warrants                                          500,000

Stock issuance costs                                                                     (173,523)

Warrants issued for stock issuance costs                                                   80,000

Net loss for the year ended December 31, 2003

BALANCES, DECEMBER 31, 2003                               523,898,635     5,238,986    16,360,817    1,153,663         --

(Continued)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT)
                                   (CONTINUED)

                                                                                           Deficit
                                                                            Deficit       accumulated    Accumulated
                                                          Deferred       incurred prior   during the        Other
                                                           Stock         to development   development    Comprehensive
                                                        Compensation         stage          stage           Income         Total
                                                        ------------         -----          -----           ------         -----
     For legal services at $.064 per share                                                                                   4,083

     For legal services at $.05 per share                                                                                    3,020

     For legal services at $.048 per share                                                                                   6,199

     For consulting services at $.031 per share                                                                              4,222

     For legal services at $0.027 per share                                                                                 23,005

     For consulting services at $.050                                                                                       32,303

     From exercise of nonqualified stock options
       at $.029 per share                                                                                                  170,588

     From exercise of nonqualified stock options
       at $.135 per share                                                                                                  562,500

     From exercise of nonqualified stock options
       at $.110 per share                                                                                                  458,333

     From exercise of nonqualified stock options
       at $.072 per share                                                                                                  218,182

     From exercise of nonqualified stock options
      at $.061 per share                                                                                                   196,774

     Via 506 private placement at $A.015 per share                                                                          10,000

     Via 506 private placement at $.014 per share                                                                           40,000

     For settlement with TBFI. at $.082 per share                                                                          390,620

     Conversion of debt to common stock and exercise
       of non-detachable warrants                                                                                           40,000

     Conversion of debt to common stock and exercise
       of non-detachable warrants                                                                                           40,000

Amortization of deferred stock compensation               1,378,637                                                      1,378,637

Deferred stock compensation costs                        (1,848,750)                                                    (1,848,750)

Stock options cancelled                                     170,883                                                             --

Common stock subscribed                                                                                                  2,990,487

Intrinsic value of convertible debt and warrants                                                                           500,000

Stock issuance costs                                                                                                     (173,523)

Warrants issued for stock issuance costs                                                                                    80,000

Net loss for the year ended December                                                     (7,789,905)                    (7,789,905)

BALANCES, DECEMBER 31, 2003                                (735,356)      (7,427,422)   (16,627,783)          --        (2,037,095)


                                                                                                          Additional       Common
                                                      Preferred Stock              Common Stock            Paid in         Stock
                                                     Shares      Amount         Shares        Amount       Capital       Subscribed
                                                     ------      ------         ------        ------       -------       ----------
Common stock issuances:

Stock issued that was subscribed in the prior year                           115,366,291     1,153,663                   (1,153,663)

For accrued expenses at $.03 per share                                         1,522,364        15,224        26,641

For consulting services and accrued expenses
  at $.030 per share                                                           5,000,000        50,000       230,000

For consulting services at $.03 per share                                         50,000           500         1,000

For consulting services at $.04 per share                                         50,000           500         1,600

For consulting services at $.01 per share                                                                                     2,506

For consulting services at $.02 per share                                                                      1,566          1,565

For consulting services at $.03 per share                                        195,418         1,954         1,923

Conversion of debt to common stock and exercise
of $1.00 per share non-detachable warrants                                   292,856,546     2,928,566     1,461,343         90,091

Exercise of options                                                              185,000         1,850        (1,850)

Prepaid monies for future exercise of warrants

Preferred stock Series A issued to investors           40,000          400                                   399,600

Stock options cancelled                                                                                      (19,950)

Amortization of deferred stock compensation

Stock issuance costs                                                                                        (489,335)

Warrants issued for stock issuance costs                                                                     197,633

Net loss for the year ended December 31, 2004
                                                  -----------  -----------   -----------   -----------   -----------    -----------
BALANCE DECEMBER 31, 2004                              40,000          400   939,124,254     9,391,243    18,170,988         94,162
                                                  ===========  ===========   ===========   ===========   ===========    ===========


                                                                                                               Deficit
                                                      Deferred       Stock                     Deferred     incurred prior
                                                       stock      Subscription    Prepaid       Stock        development
                                                     issue cost    Receivable     Warrants   Compensation       stage
                                                     ----------    ----------     --------   ------------       -----
Common stock issuances:

Stock issued that was subscribed in the prior year

For accrued expenses at $.03 per share

For consulting services and accrued expenses at $.030 per share

For consulting services at $.03 per share

For consulting services at $.04 per share

For consulting services at $.01 per share

For consulting services at $.02 per share

For consulting services at $.03 per share

Conversion of debt to common stock and exercise
of $1.00 per share non-detachable warrants                                          (90,000)

Exercise of options

Prepaid monies for future exercise of warrants                                      345,000

Preferred stock Series A issued to investors

Stock options cancelled                                                                            19,950

Amortization of deferred stock compensation                                                       689,335

Stock issuance costs

Warrants issued for stock issuance costs

Net loss for the year ended December 31, 2004
                                                    -----------   -----------   -----------   -----------    -----------
BALANCE DECEMBER 31, 2004                                    --            --       255,000       (26,071)    (7,427,422)
                                                    ===========   ===========   ===========   ===========    ===========

                      See notes to consolidated statements

(Continued)

                                                      Deficit
                                                     accumulated    Accumulated
                                                     during the       Other
                                                    Comprehensive Comprehensive
                                                       stage         Income         Total
                                                       -----         ------         -----
                                                                                          --

Common stock issuances:                                                                   --

Stock issued that was subscribed in the prior year                                        --

For accrued expenses at $.03 per share                                                41,865

For consulting services and accrued expenses
  at $.030 per share                                                                 280,000

For consulting services at $.03 per share                                              1,500

For consulting services at $.04 per share                                              2,100

For consulting services at $.01 per share                                              2,506

For consulting services at $.02 per share                                              3,131

For consulting services at $.03 per share                                              3,877

Conversion of debt to common stock and exercise
of $1.00 per share non-detachable warrants                                         4,390,000

Exercise of options                                                                       --

Prepaid monies for future exercise of warrants                                       345,000

Preferred stock Series A issued to investors                                         400,000

Stock options cancelled                                                                   --

Amortization of deferred stock compensation                                          689,335

Stock issuance costs                                                                (489,335)

Warrants issued for stock issuance costs                                             197,633

Net loss for the year ended December 31, 2004        (3,734,982)                  (3,734,982)
                                                    -----------    -----------   -----------
BALANCE DECEMBER 31, 2004                           (20,362,765)            --        95,535
                                                    ===========    ===========   ===========

                      See notes to consolidated statements

END OF TABLE

                            DNAPrint geonomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                    For the Period
                                                                                                                     December 10,
                                                                                                                    1998 (Date of
                                                                                   For the          For the           Inception)
                                                                                  Year Ended       Year Ended          through
                                                                                  December 31,     December 31,      December 31,
                                                                                     2004             2003              2004
                                                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $ (3,734,982)   $ (7,789,905)   $(18,374,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                          182,774         125,640         671,691
Provision for bad debts                                                                     --          (1,750)         11,738
Impairment of assets                                                                        --              --         254,434
Loss on disposal of investments                                                             --              --          11,772
Loss on disposal of property and equipment                                                  --              --           5,039
Amortization of deferred stock compensation                                            689,335         174,231       1,352,790
Amortization of deferred compensation                                                  179,691         740,101         919,792
Common stock issued for interest expense on related party notes payable                     --         893,052       1,300,378
Common stock issued for reorganization/court order                                          --              --         343,000
Common stock issued for services                                                        27,114       1,647,254       2,263,782
Common stock issued for bankruptcy settlement                                               --              --          28,080
Stock issued for settlement                                                                 --         152,437         152,437
Intrinsic value of convertible debt and non-detachable warrants                             --         500,000         500,000
Stock based compensation                                                                    --       1,943,906       1,943,906
(Increase) decrease in receivables                                                     (34,263)          2,058         270,387
(Increase) decrease in inventory                                                       (65,279)             --         (65,279)
Decrease (increase) in prepaid expenses and other assets                               (42,055)     (1,029,425)     (1,090,233)
(Decrease) Increase in accounts payable and accrued liabilities                       (966,760)      1,535,544       1,361,219
                                                                                  ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                               (3,764,425)     (1,106,857)     (8,139,604)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (56,969)        (14,165)       (832,498)
Loan to Biofrontera                                                                   (193,683)             --        (193,683)
Proceeds from disposal of property and equipment                                            --              --          10,100
Net bankruptcy adjustment                                                                   --              --         511,274
                                                                                  ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (250,652)        (14,165)       (504,807)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party                                                 --         231,657       1,487,036
Proceeds from settlement with Tampa Bay Financial                                           --         238,183         272,383
Advances from Tampa Bay Financial, net                                                      --              --         384,581
Proceeds from issuance of common stock , net of issuance costs                       4,348,718         483,523       6,319,190
Proceeds from issuance of Series A preferred stock, net of stock issuance costs
                                                                                       272,535              --         272,535
Prepayment for future warrant exercises                                                255,000              --         255,000
Proceeds from convertible debenture                                                         --         500,000         500,000
Repayment of notes payable                                                             (83,009)             --        (433,809)
Collections from stock subscriptions                                                        --              --         836,960
Principal payments on capital lease obligation                                         (65,553)        (78,200)       (270,930)
                                                                                  ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            4,727,691       1,375,163       9,622,946
                                                                                  ------------    ------------    ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                             712,614         254,141         978,535
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         265,921          11,780              --
                                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    978,535    $    265,921    $    978,535
                                                                                  ============    ============    ============




                                                                                                 For the Period
                                                                      For the       For the     December 10, 1998
                                                                     year ended    year ended  (date of inception)
                                                                     December 31,  December 31,  to December 31,
                                                                        2004          2003            2004
                                                                        ----          ----            ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Approximate Interest Paid                                          $    40,366    $        --    $    93,666
Income taxes paid                                                  $        --    $        --    $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
 Stock subscription receivable arising from acquisition of
  DNAPrint genomics, Inc. (Florida)                                $        --    $        --    $ 1,000,000
Common stock issued for related party notes payable                $        --    $   702,164    $ 1,211,322
Unrealized loss on long-term investments                           $        --    $        --    $  (222,443)
Common stock issued for land subsequently swapped for investment
  in Heroes, Inc                                                   $        --    $        --    $ 2,000,000
Dividend paid in stock of Heroes, Inc.                             $        --    $        --    $(1,988,228)
Common stock issued for reorganization /court order arising from
  conversion of claim to stock                                     $        --    $        --    $(2,905,500)
Conversion of Tampa Bay Financial advances to stock                $        --    $        --    $   453,331
Equipment leased under capital leases                              $   223,762    $    11,193    $   483,667
Deferred compensation on grants of stock options                   $        --    $        --    $   925,350
Deferred compensation reduced for stock options cancelled
                                                                   $   (19,950)   $  (170,883)   $  (190,833)
Stock to be issued for deferred compensation                       $        --    $ 2,588,250    $ 2,588,250
Common stock issued for satisfaction of accrued expenses
                                                                   $   307,865    $        --    $   307,865
Debenture converted into common stock                              $   280,000    $    30,000    $   310,000
Preferred stock issued for satisfaction of accrued expenses        $   110,000    $        --    $   110,000
Warrants issued for stock issuance costs                           $   197,633    $    80,000    $   277,633

                 See notes to consolidated financial statements

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DNAPrint genomics, Inc. ("DNAP Utah"), was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida") through the issuance of 192,000,000 shares of its common stock which was accounted for as a pooling of interests. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiary, DNAP Florida (collectively referred to as "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

On October 19, 2000, we merged with S.D.E. Holdings 1, Inc., an unrelated Nevada company. S.D.E. Holdings, Inc. was a reporting company under Section 12 (g) of the Securities Exchange Act of 1934. The purpose of the merger was to allow us to file a 211 application with the National Association of Securities Dealers, Inc., as a successor reporting company to become listed on the NASD OTC Bulletin Board. S.D.E. Holdings had no substantive assets, liabilities, revenues or expenses since its inception, and all equity of S.D.E. Holdings, 1, Inc. was cancelled as part of the transaction.

DNAPrint genomics, Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our consumer products, our forensic products, paternity services and our genotyping services are increasing, our pharmacogenomics products are still in development.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin Topic 13, revenues are recognized when we have persuasive evidence an arrangement exists including a fixed price, collection is reasonably assured, the services have been provided and delivered to the customer and no additional performance is required by us. We are currently providing ancestry, forensic, paternity and genotyping services. Deferred revenue represents the unearned portion of payments received in advance of our tests being completed and delivered to our customers. Our services are performed at the request of our customers and after the agreement/arrangement has been entered into, we do not generally give refunds to our customer as we have begun to incur or incurred the costs associated with that service. Our software program ADMIXMAP is currently for internal use solely by our scientists, and we do not generate revenue from any sales thereof.

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

Financial Instruments

Our financial instruments include cash, receivables, current assets and current liabilities. We believe the estimated fair value of such financial instruments at December 31, 2004 approximate their carrying value as reflected in the consolidated balance sheets due to their short-term nature. It is not practicable for us to estimate the fair value of our convertible debenture as there are not currently any quoted market prices available. We are in development stage, and it is difficult to get debt financing as well as this debenture has a convertible feature, thus it is difficult to determine what the fair value would be. The carrying amount for this convertible debenture at December 31, 2004 is $190,000 and the interest rate is 8% payable monthly.

Accounts Receivable

Accounts receivable consist of ancestry, forensic, and genotyping services to customers. We generally require prepayment for ancestry services, and perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, an allowance for doubtful accounts of $500 at December 31, 2004 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and receivables. With respect to cash and cash equivalents, we maintained all of our cash and cash equivalents in deposit accounts with one financial institution in the United States, which deposit accounts at times may exceed federally insured limits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2004, we have a current loan receivable from Biofrontera in the amount of $193,683.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market. At December 31, 2004, inventory consisted of $65,279 of raw material.

Property and Equipment

Property and equipment are recorded at the lower of cost or fair value. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets' estimated useful lives of three to six years. Amortization of leasehold improvements, included with depreciation, is computed using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. For income tax purposes, we use the accelerated methods for all assets as required by the Internal Revenue Service.

Long Lived Assets

We periodically review our long-lived assets for indications of impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized. There was no impairment of long-lived assets during the years ended December 31, 2004 and 2003.

Research & Development

Research and Development ("R&D") expenses are fully charged to the consolidated statements of operations when incurred. Our entire R&D is performed internally, and no R&D is contracted, nor do we perform R&D for other entities. We do have consulting arrangements which provide added depth to our team. These arrangements are typically based upon a fee paid monthly or quarterly. We also purchase samples that we use in our testing, and these samples are expensed when purchased. Our R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

Valuation allowances have been established against our deferred tax assets due to uncertainties in our ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. We have not recognized an income tax benefit for our operating losses generated during 2004 and 2003 based on uncertainties concerning our ability to generate taxable income in future periods. There was no income tax receivable or payable at December 31, 2004 and 2003. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

Advertising costs, which approximated $24,585 and $2,075, respectively, for the years ended December 31, 2004 and 2003, are expensed as they are incurred.

Stock-Based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to non-employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. We recognize as expense the fair value of all stock-based awards to employees on the date of grant and to non-employees based upon the measurement date. The amount related to the value of the stock awards is amortized on a straight-line basis over the required service periods.

For all stock option awards to employees and board of directors, we have elected to apply the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation
- transition and disclosure", an amendment of SFAS No. 123 for the years ended December 31, 2004 and 2003:

                                                                        2004            2003
                                                                        ----            ----
Net loss as reported                                               $  3,734,982    $  7,789,905
Total stock-based employee compensation expenses determined
   under fair value based method for all awards, net of
   related tax effects                                                  211,777          42,195
                                                                   ------------    ------------
                                                                   $  3,946,759    $  7,832,100
Pro forma net loss                                                 ============    ============

                                                                   $        .01    $        .02
Loss per share basic and diluted:                                  ============    ============
                                                                   $        .01    $        .02
As reported                                                        ============    ============


Pro forma


This table above includes the fair value of the 20,000,000 options that were granted to employees on January 7, 2005 for services already provided (See footnote K).

See footnote G, for additional disclosure and discussion of our option plan and option activity.

Foreign Currency Translation

We have a loan receivable that is in Euros. This loan will be translated at the exchange rate in effect at each reporting date. Any gain or loss from this foreign currency translation will be included in our Statement of Operations for that period. There were no foreign currency translation gains or losses during 2004.

Patent Costs

We incur costs to file patents to protect our intellectual property. Given that we are in our research and development stage, currently the future benefit is unknown, and we are unable to discern if there will be a future benefit related to the patents. Given that the future benefit is unknown, the costs associated with the patent are expensed in the periods incurred.

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of our fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until our first quarter of fiscal 2004. We adopted this interpretation on January 1, 2004, and it did not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption FASB 123R will impact us by requiring us to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method we currently use. We will adopt this SFAS as of January 1, 2006. We do not expect the adoption of this SFAS to have a material impact relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to our adoption.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2004 and 2003, which consist of employee stock options, warrants, convertible debenture as well as the issuance of common stock under compensation agreements, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is identical as of December 31, 2004 and 2003 and for the period December 10, 1998 to December 31, 2004. The following table summarizes our common stock equivalents outstanding at December 31, 2004 which may dilute future earning per share.

         Convertible notes **                        338,723,034
         Convertible preferred stock **               44,943,820
         Warrants and options                         26,650,308
                                                  --------------
                                                     410,217,162
                                                  ==============

       **The amount of shares the convertible notes and convertible preferred stock was estimated using the conversion price at December 31, 2004. The conversion price varies based upon the price of our common stock

Reclassifications

Certain minor reclassifications have been made in the 2003 financial statements to conform to the classifications used in 2004.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have negative working capital and deficit accumulated during the development stage of approximately $165,417 and $20,362,765 at December 31, 2004, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock, the issuance of a convertible debenture and the related exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following at December 31, 2004:

                                                                 2004
                                                                 ----

Leased equipment under capital lease                         $    231,359
Furniture, fixtures and other equipment                           481,277
Leasehold improvements                                            171,727
                                                             ------------
Subtotal                                                          884,363
Less accumulated depreciation and amortization                   (504,101)
                                                             ------------
Property and equipment - net                                 $    380,262
                                                             ============

Accumulated   depreciation  and  amortization  includes  $8,038  of  accumulated depreciation of leased equipment as of December 31, 2004.

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 amounted to $182,774 and $125,640, respectively.

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

Since our acquisition of DNAP Florida, we have incurred net operating losses for income tax purposes of approximately $21 million. These net operating loss carry forwards expire in various years through the year ended December 31, 2024, however because we have experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carry forwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of our realization of this benefit.

It will be very difficult for the Company to use the $6.4 million net operating loss related to 1999 because of our bankruptcy proceedings and changes in control, and various other matters. It is included in the net operating loss above and in the deferred tax asset recorded on our balance sheet with a full valuation allowance against it.

At December 31, 2004 our non-current net deferred income tax assets (assuming an effective income tax rate of approximately 38%) consisted of the following:

      Non-current deferred income tax asset at December 31, 2004:



Deferred income tax asset:
   Net operating loss carry forwards                           $  7,834,000
   Bonus and deferred compensation accrual                          181,000
   Option expense                                                   267,000
   Impairment of assets                                              96,000
                                                               ------------
   Total deferred income tax asset                                8,378,000
   Less valuation allowance                                      (8,378,000)
                                                               ------------
   Net deferred income tax asset                               $         --
                                                               ============

Differences between the federal benefit computed at a statutory rate and our effective tax rate and provision are as follows for the years ended December 31, 2004 and 2003:

                                                                                2004                  2003
                                                                                ----                  ----
      Statutory benefit                                                     $(1,269,000)         $(2,648,000)
      State tax benefit, net of federal effect                                 (136,000)            (283,000)
      Increase in deferred income tax valuation allowance                     1,398,000            1,937,000
      Intrinsic value of convertible debt and non-detachable warrants                --              328,000
      Non-deductible expenses                                                        --              473,000
      Non-deductible interest expense                                                --              188,000
      Other                                                                       7,000                5,000
                                                                            -----------          -----------
                                                                            $        --          $        --
                                                                            ===========          ===========

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

Per the agreement, if LJCI would be deemed the beneficial owner of more than 4.99% of the then outstanding share of our common stock, then LJCI shall not have the right to convert any portion of this debenture that would exceed 4.99%

The non-detachable warrants must be exercised concurrently with the conversion of debt to common stock by LJCI. LJCI has the right to exercise warrants equaling fifteen times the dollar amount of the debenture being converted at an exercise price of $1.00. If LJCI does not convert at least 5% of the warrants per month, then LJCI will not be able to collect interest on the debenture for that month. The 2,850,000 warrants issued to LJCI expire on November 25, 2006.

On February 18, 2004, the Convertible debenture and Warrant to Purchase Common Stock agreements were amended between LJCI and us. If LJCI does not convert at least 5% of the face value of the debenture and exercise at least 5% of the warrants in any particular calendar month, LJCI may wire to us $375,000 less the dollar amount of warrants exercised in that month within five business days of the end of the month. Should LJCI fail to wire us such funds, LJCI shall not be entitled to collect interest on the debenture for that month. If breached more than once, than we may terminate the agreements with LJCI, and the debenture becomes due six months thereafter with accrued interest. The agreement between LJCI and us has been amended several times to allow the prepayment of up to the 5% of the warrants for the months of September, October and December 2004 and January 2005.

If the debenture principal amount declines below $100,000, LJCI is permitted, for a period of 30 days, to add up to $250,000 of additional principal to the debenture on the same terms and conditions as the debenture, except that such additional principal shall bear interest at 2%.

During 2003, we recorded $500,000 for the intrinsic value associated with the convertible debt and non-detachable warrants which was recorded as interest expense and capitalized $30,070 of deferred financing costs which will be amortized to interest expense over the two-year life of the note. We recorded approximately $52,000 (includes $23,000 of deferred financing fees) and $5,000 (includes $3,000 of deferred financing fees) of interest expense on this note during 2004 and 2003, respectively.

During December 2003, LJCI converted $30,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 450,000 shares of our common stock. During 2004, LJCI converted $280,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 4.2 million shares of our common stock. See Note G below for a further discussion of this conversion.

LJCI converted additional debentures into common stock after yearend. See Note K below for additional information on these conversions.

NOTE F - NOTES PAYABLE TO RELATED PARTIES

At December 31, 2004, our notes payable to related parties is $215,034 owed to our Chief Scientific Officer. The annual interest rate is 8% and is accrued throughout the loan term. At December 31, 2004, our accrued interest payable on this note is $40,715. During 2004, this note was reduced by $38,068 for payments made on his behalf to third parties. During late 2004, he agreed to extend the funding agreement with him under the same terms until December 31, 2005 with an additional provision that if we are in default of the note, then the only recourse to pay the note is with our stock. While we currently anticipate having the funds to satisfy this remaining indebtedness at its maturity, if we liquidate the indebtedness using discounted stock, then we will be required to record additional interest expense arising from the difference between the fair value and issuance price of our stock.

During 2004, the Company paid $75,000 to George Frudakis (father of our Chief Scientific Officer and a shareholder of the Company) to pay the principal of approximately $45,000, accrued interest of approximately $4,000 and approximately $26,000 was recorded as other expense on our Consolidated Statements of Operations to satisfy in full any other claims related to his note and funding agreement.

NOTE G - CERTAIN EQUITY TRANSACTIONS

Series A Convertible Stock

During 2004, we amended our articles of incorporation to designate 50,000 shares of our preferred stock as Series A preferred stock, $0.01 par value. The liquidation value is $10 per share. Each share of Series A preferred stock has the right to one vote for each share of common stock into which such holder's shares of Series A preferred stock could then be converted. The Series A preferred stock holders have the right to convert on the first day of the month after the month in which a registration statement (other than a registration statement on Form S-4, Form S-8 or any successor form thereto) filed by DNAP with the Securities and Exchange Commission becomes effective. The other conversion dates are the first day of the fourth, seventh and a tenth month after the month in which such registration statement becomes effective. If on any conversion date, the conversion price would be less than $0.025 per share, we may elect to defer the conversion date to the first day of the next month. If, on such deferred conversion date, the conversion price would be less than $0.025 per share, we may again defer the conversion date to the first day of the next month. Upon such second deferred conversion date, the Series A preferred stock shall be converted without further deferral. Such conversion shall be effected at our office or any transfer agent for such stock, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original Series A preferred stock issue price by the conversion price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The conversion price is the lesser of (i) eighty percent (80%) of the average of the five lowest daily volume weighted average prices of our common stock during the twenty (20) trading days prior to the conversion date, or (ii) eighty percent (80%) of the closing price of our common stock on the trading day prior to the conversion date. Each share of Series A preferred stock not previously converted shall automatically be converted, without the payment of additional consideration, into shares of common stock at the conversion price, as applicable, in effect on the date of and immediately prior to the last conversion date described above.

During 2004, we issued 40,000 shares of Series A preferred stock. We received $272,535 of cash (net of $17,465 of stock issuance costs) and reduced an accrued liability for $110,000 related to the issuance of these 40,000 shares.

Common Stock

Common Stock Issued for Stock Subscribed

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

Conversion of Debenture and Exercise of Warrants

During 2004, LJCI converted $280,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 4.2 million shares of our common stock. The combined transaction resulted in us receiving cash of $3,925,763 (net of $274,237 of cash stock issuance costs) and issuing 301,865,737 shares of our common stock of which 292,856,546 shares were issued at December 31, 2004 and 9,009,191 shares were issued in early 2005. At December 31, 2004, we have $90,091 recorded in our common stock subscribed equity account for the unissued shares.

Prepayment for Future Warrant Exercises

At December 31, 2004, LJCI had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for the month of December. In accordance with the LJCI amended agreement, during December LJCI prepaid $255,000 for the future exercise of warrants. During January 2005, LJCI exercised 255,000 warrants which decreased the prepaid balance to $-0-.

Agreement with Tampa Bay Financial, Inc.

Tampa Bay Financial, Inc. retains the rights to purchase 14,786,018 shares of our common stock at a price of $.05 per share at any time through February 2005. Tampa Bay Financial, Inc. did not exercise their rights prior to February 2005; therefore this right expires on March 1, 2005.

Consulting Agreement

On January 19, 2004, we accepted the services that were provided by a marketing consultant and issued 5,000,000 common stock shares that we had committed to as payment for the services. The shares were valued at the quoted market price of $0.056 based on the date the services were completed. As a result of the transaction, we recorded approximately $14,000 and $266,000 of consulting expense during 2004 and 2003, respectively.

Consulting Agreement with Scientific Advisory Board Member

During 2004, we issued 295,418 shares of our common stock in accordance with an agreement with a consultant. Based upon the date the services were completed, 50,000 shares were valued at the quoted market price of $0.03, 50,000 shares were valued at the quoted market price of $0.042 and 195,418 shares were valued at the quoted market price of $0.026. As a result of this transaction, we recorded approximately $14,000 of expense during the year 2004 for these shares. At December 31, 2004, we had not issued additional 407,101 shares of our common stock to this consultant. 156,541 of these shares were valued at the quoted market price of $0.02 and 250,560 shares were valued at the quoted market price of $0.01 based upon the date the services were completed which resulted in us recording $5,637 of expense during the third and fourth quarter of 2004 for these shares. At December 31, 2004, $4,071 is recorded as stock subscribed for the 407,101 shares to be issued.

Stock Award

During the second quarter of 2003, the Board of Directors approved the immediate grant of 30,000,000 shares to our Chief Scientific Officer, and in addition agreed to pay the related federal and state income taxes that this officer will incur as a result of these stock grants. As a result, we recognized approximately $1,047,000 of compensation during 2003. These shares were recorded as stock subscribed at December 31, 2003 and were issued during 2004.

Deferred Compensation and Stock Issued to Executives

In May 2003, we entered into one-year employment agreements with three of our officers. These agreements automatically extend for unlimited successive one-year periods unless it is terminated in accordance with the agreement that includes either party furnishing the other with written notice at least sixty days prior to the expiration of such period. As consideration for their services, we agreed to issue, at no cost to the executives, a total of 75,000,000 shares of our common stock, and to pay the related federal and state income taxes they will incur as a result of these stock grants. We have estimated that the total compensation expense under these agreements will approximate $2,769,000 over the term of the employment agreements. We recognized approximately $1,945,000 of compensation expense during 2003 and the remainder of 824,000 during 2004. The 75,000,000 shares of common stock were recorded as stock subscribed at December 31, 2003 and were issued to these officers during 2004.

Agreement with Investment Banking Firm

In April 2003, we engaged an investment-banking firm to assist us in our long-term financial planning efforts, including our efforts to raise debt and/or equity capital. Pursuant to the agreement, we granted this firm, for a period of twelve months, exclusive authorization to act as our agent (on a best efforts basis) in substantially all of our investment banking activities, which may include efforts to place various securities (potentially through private and/or public transactions), and to assist us in obtaining grant money from various governmental entities. As consideration for such services, we have agreed to compensate this entity as follows:

      o A non-refundable retainer, payable in warrants to purchase stock of our Company valued at $80,000. During 2003, these 3,636,363 warrants were recorded as stock issuance costs in additional paid-in-capital. These warrants have an exercise price of $0.022 and expire five years from the grant date. As of December 31, 2004, none of these warrants were exercised.

      o Upon closing of a transaction, a fee equal to the greater of $165,000 or 6% of the aggregate dollar value of the aggregate consideration paid by investors.

      o Upon closing of a transaction, warrants to purchase (at a nominal price) shares of our common stock having a value equal to 4% of the aggregate consideration paid by investors. We get to apply a credit of one-half the value of the $80,000 warrants discussed above to these warrants. During 2004, warrants to purchase 11,463,945 shares of common stock were granted at a range of exercise prices from $0.0096 to $0.0328 and expire five years from the grant date. As of December 31, 2004, none of these warrants were exercised.

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

Dutchess Agreement

Effective September 28, 2004, entered into an Investment Agreement (the "Dutchess Agreement") and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership (the "Investor"). Pursuant to the Dutchess Agreement, the Investor has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period, subject to the contingencies described below.

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

Employee Stock Options and Awards

We have a stock option plan that provides for the granting of stock options and awards to officers and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. On April 29, 2004, the Board of Directors amended the 2001 Scientist Stock Option Plan. The Plan was amended by increasing the original options available under the plan from 19,200,000 to 45,000,000. Options were granted at exercise prices from $ .006 - $ .03 per share (or approximately 40 % of the market price of our stock on the respective grant dates). With the exception of the options issued to one of our directors, which vests monthly over four years, the options issued vest 25% per year for four years and all expire in ten years. During 2004, we issued 185,000 shares of our common stock in a cashless exercise of stock options by an employee.

The status of our stock options is summarized below:

                                                                             Weighted
                                                          Number of           Average
                                                            Shares         Exercise Price
                                                            ------         --------------
Outstanding at December 31, 2002                          14,092,500                0.013
Granted                                                           --                   --
Exercised                                                         --                   --
Cancelled                                                 (5,142,500)               0.007
                                                                          ---------------
Outstanding at December 31, 2003                           8,950,000      $         0.015
Granted                                                           --                   --
Exercised                                                   (250,000)     $         0.013
Cancelled                                                         --                   --
                                                                          ---------------
Outstanding at December 31, 2004                           8,700,000      $         0.015
                                                                          ===============
Options exercisable at December 31, 2004                   7,626,042      $         0.013
                                                     ===============
Options available for grant at December 31, 2004          37,612,500
                                                     ===============

The  following  table  summarizes  the  information   about  our  stock  options
outstanding at December 31, 2004:

                    Options Outstanding              Options Exercisable
                ---------------------------   ----------------------------------
                                Weighted
                                 Average      Weighted                 Weighted
                                Remaining     average                  Average
                   Number      contractual    exercise     Number       Exercise
Exercise Price  Outstanding    life (years)    price     exercisable    Price
--------------  -----------   -------------   --------   -----------   --------
  $.006           4,837,500       5.8         $  0.006    4,837,500     $ 0.006
  $.010             125,000       5.7         $  0.010      125,000     $ 0.010
  $.020           1,137,500       6.6         $  0.020      821,875     $ 0.020
  $.030           2,600,000       7.2         $  0.030    1,841,667     $ 0.030
                  ---------       ---         --------    ---------     -------
                  8,700,000       6.3         $  0.015    7,626,042     $ 0.013
                  =========       ===         ========    =========     =======

NOTE H - OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We amended our operating facility lease during late 2004. The amended operating lease agreement expires on May 31, 2005 with an option to extend the lease an additional one year at the same rental rate and if we relocate by the end of the extended term which is June 1, 2006 to anywhere in Sarasota or Manatee counties, the landlord will pay up to $65,000 of our tenant relocation expenses. Prior to August 26, 2003, this operating facility was leased from Atlantic Pacific Corporation, a related entity controlled by the father of our Chief Scientific Officer. Future minimum lease payments under this lease are $26,939 for 2005.

Rent expense amounted to $64,653 and $107,689 for the years ended December 31, 2004 and December 31, 2003, respectively. The 2003 rent expense included a charge of $41,865 that was for renegotiating the lease (prior lease expired in 2010) with Atlantic Pacific Corporation (a related entity controlled by the father of one of our major shareholders) and was paid by issuing common stock.

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

Obligations under Capital Leases

We have capitalized rental obligations under leases of equipment. The obligations, which mature in 2005 and 2006, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are:

2005                                                  $  143,288
2006                                                     100,088
                                                      ----------
Total minimum lease payments                             243,376
Less amount representing interest                        (19,938)
                                                      ----------
Present value of net minimum lease payments              223,438
Less current portion                                    (128,128)
                                                      ----------
                                                      $   95,310
                                                      ==========

During 2004, we purchased, through a capital lease, computer equipment. In order to qualify for the lease; the financing company required a letter of credit. Our bank issued a letter of credit of approximately $20,129 and required that we purchase a certificate of deposit in the amount of the letter of credit. We recorded the restricted certificate of deposit in other current assets at December 31, 2004.

Employment Agreement with Chief Scientific Officer

On May 8, 2001, we entered into an employment agreement with Tony Frudakis, our Chief Science Officer. The agreement runs for a term that commenced August 22, 2001 and expires August 22, 2005, subject to extension from year to year by mutual agreement. Dr. Frudakis salary increased to $200,000 beginning May 27, 2004 with $60,000 being accrued and $140,000 being paid annually. The employment agreement also permits the Board of Directors to authorize payment of discretionary bonuses or other benefits to Dr. Frudakis. At December 31, 2004, the deferred compensation for this executive is approximately $48,000.

Three Executive Officers

Beginning May 27, 2004, the CEO's salary is $240,000 with $65,000 being accrued and $175,000 being paid annually. Beginning May 27, 2004, the COO/CFO's salary is $210,000 with $63,000 being accrued and $147,000 being paid annually. Beginning May 27, 2004, the CMO's salary is $120,000 with $36,000 being accrued and $84,000 being paid annually. At December 31, 2004, the deferred compensation for these three executives is approximately $134,000.

Scientific Advisory Board and Board of Consultant

Currently we have one Scientific Advisory Board member. For the services performed by this member, we are committed to issue 50,000 shares of our common stock each through 2007. The other Scientific Advisory Board member resigned during 2004. In prior years, we also had another board of consultants member; however, this member has not been active; therefore, no future compensation is owed to him.

During June 2002, we entered into a two-year agreement with this Scientific Advisory Board member, to collaborate with us to develop a kit product that could be used to infer Ancestry Admixture Ratios in human beings. We have agreed to compensate the consultant with quarterly payments of $4,000 and 50,000 shares of our common stock for the term of this contract. We have also agreed to provide the consultant with a number of shares of our common stock equal to 2.5% of the Net Revenues derived from a product developed with his help. The term of this agreement is two years, and the parties may agree to renew it for consecutive two-year terms.

Consulting Agreements

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

NOTE I - OTHER RELATED PARTY TRANSACTIONS

Agreements with Directors

On February 26, 2002, we agreed to pay one of our Board of Directors $20,000 annual compensation and 2,600,000 of stock options for his Board of Director services. The options have an exercise price of $0.03 and expire in four years. We recorded an expense associated with these services of $20,000 for each of the years ended 2004 and 2003, respectively.

GenBiomics, LLC Consulting Agreement

A consulting agreement between GenBiomics, LLC and us was terminated on April 1, 2003. The original consulting agreement was signed on May 17, 2002 and was an agreement that we entered into for consultation and advice on the development of our scientific and business plans. Since that time, two of GenBiomics members have agreed to become executives in our Company and Board of Director members, and the prior consulting agreement was terminated. At December 31, 2003, we had accrued $35,475 owed to GenBiomics for the services provided prior to the termination of this agreement and the $35,475 was paid during early 2004. During 2003 we recorded consulting expense related to this agreement of $10,000.

Rent negotiations

During the third quarter of 2004, we issued 1,522,364 shares of our common stock to the father of a shareholder as payment for the $41,865 accrual we had recorded at December 31, 2003 for renegotiating our lease during 2003.

Bonus payment to executives

During 2004, we paid, in cash, $920,000 of the approximately $1,219,000 bonus owed to four of our executive management. The remaining approximately $299,000 was accrued at December 31, 2004.

Biofrontera loan

On December 28, 2004, we entered into a loan agreement with Biofrontera AG, a German corporation whereby we loaned 140,000 euros to Biofrontera. This converted to 193,426 US dollars at yearend. At December 31, 2004 we recorded the loan of $193,426 and accrued interest of $257 for a total receivable of $193,683. This note has a 12 % annual interest rate. The Interest and principal payments are due by December 31, 2005. During 2004, we had an investment agreement with Biofrontera to acquire a portion of their company (see Note J below). During February 2005, this investment agreement was terminated, however the loan remains outstanding and the terms of the loan agreement remain in effect.

NOTE J - INVESTMENT

Biofrontera Agreement

Effective September 28, 2004, we entered into an Investment Agreement (the "Biofrontera Agreement") with Biofrontera AG, a German corporation ("Biofrontera") and the shareholders of Biofrontera. Pursuant to the Biofrontera Agreement, we agreed to purchase certain Series B preferred shares of Biofrontera. The purchase of the shares would have given us an equity interest of approximately 52% in Biofrontera. The purchase price of the shares was 20 million Euros, payable in installments.

In connection with the Biofrontera Agreement, we and Biofrontera Pharmaceutical GmbH, a wholly-owned subsidiary of Biofrontera, entered into a joint venture framework agreement. The framework agreement outlines the procedures pursuant to which Biofrontera and we intend to exchange proprietary information and enter into commercial development activities with respect to projects that one or the other party currently has under development.

This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess Private Equities Fund, II, L.P. The Biofrontera Agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera Agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera Agreement.

We expensed $293,007 of costs that related to this transaction which is included in other expenses on our consolidated statement of operations.

During 2004, we loaned monies to Biofrontera. At December 31, 2004, this loan receivable and accrued interest balance was $193,683. See Note I.

NOTE K- SUBSEQUENT EVENTS

Conversion of Debenture and Exercise of Warrants

From year end to February 25, 2005, LJCI converted $29,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 435,000 shares of our common stock. This combined transaction resulted in our reducing the prepayment for future exercises of warrants by $255,000 and receiving $169,110 of cash which is net of approximately $10,800 stock issuance costs. We issued 58,332,817 shares of our common stock. Early in 2004, we also issued the 9,009,191 shares of stock to LJCI that was unissued at December 31, 2004 (see Note G above).

On January 7, 2005, the Board of Directors granted 20,000,000 million of stock options to employees for services already performed at an exercise price of $0.03 per share. Since the exercise price exceeds the quoted market price of our common stock on the grant date, the intrinsic value is $-0-, thus no compensation expense will be recognized in 2005 for these options.

During February 2005, the investment agreement with Biofrontera was terminated, however the loan remains outstanding and the terms of the loan agreement remain in effect.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Our directors are elected at our annual meetings by a plurality of the shares represented and our officers serve at the pleasure of the Board of Directors. Our current officers and directors are:

        Name           Age                     Position
        ----           ---                     --------
Tony Frudakis           37      Director, Secretary, Chief Scientific Officer
Richard Gabriel(2)      56      Director, Chief Executive Officer, President
Hector Gomez            65      Director, Chief Medical Officer
Monica Tamborini(3)     48      Chief Financial Officer, Chief Operating Officer

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

Richard Gabriel. Mr. Gabriel joined us in 2002 as a member of our Board of Directors. As Chief Executive Officer (CEO), he, along with our other Board members, formulates and communicates strategic direction. He continues in that capacity and in addition, in March of 2003, he agreed to join us as President. In his role as President, Mr. Gabriel is responsible for and oversees all aspects of the organization.

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

Prior to joining us, Ms. Tamborini had served in controller and CFO positions since 1988. From 1992 to 2001, she was CFO for Calix Corp and its subsidiary Pharm-eco Laboratories. Ms. Tamborini was also one of the five core team members for Pharm-eco Laboratories that set the overall strategic direction of the company. Her main focus was operations and finance. From 2001 through 2003, Ms. Tamborini was not employed.

Ms. Tamborini serves on our audit committee and has been designated by our Board of Directors as our Audit Committee Financial Expert. Ms Tamborini, in the Board of Directors' opinion, has the required experience to serve in this capacity. She has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. She also has over 20 years experience preparing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements. She has an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. Because of her positions as chief operating officer and chief financial officer, Ms. Tamborini is not "independent" with respect to the Company.

The other member on the audit committee is Hector Gomez. Because of his position as chief medical officer, Dr. Gomez is not "independent" with respect to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth the names, number of late reports; number of late reported transactions and known that failures to file a required report with respect to required filings under Section 16(a) the Exchange Act by our officers, directors and stockholders.

    Name               Late Reports        Transactions        Known Failure
------------           ------------        ------------        -------------
Hector Gomez                2                   3                    0


Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and our accountant. The text of the code of ethics is available for public viewing at our website at www.dnaprint.com. In addition, we will briefly describe on our website the nature of any amendment to our code of ethics and the nature of any waiver of a provision of our code of ethics, the name of the person to whom the waiver was granted, and the date of the waiver.

Item 10. Executive Compensation.

The compensation and awards that have been earned by our executives are listed below.

                           SUMMARY COMPENSATION TABLE

                                                                         Restricted
                                                                            Stock            All Other
Name and Principal Capacity             Year            Salary            Awards(4)        Compensation(5)
---------------------------             ----            ------            ---------        ---------------
Richard Gabriel(6)                        2002        $      --         $         --       $           --
Director, Chief Executive                 2003               --              870,000(7)           444,808
Officer , President                       2004          148,615(13)               --              (56,646)

Hector Gomez, M.D., Ph.D.(14)             2002        $      --         $         --       $       20,000
Director, Chairman of the                 2003               --              725,000(8)           277,988
Board, Chief Medical Officer              2004           74,678(13)               --               28,664

Tony Frudakis, Ph.D.(9)                   2002        $ 130,000         $         --       $           --
Chief Scientific Officer,                 2003          130,000              870,000(10)          307,888
Director, Secretary                       2004          183,010(13)               --               (8,488)

Monica Tamborini(11)                      2003        $      --         $    580,000(12)   $      257,372
Chief Financial Officer,                  2004          130,132(13)               --                9,280
Chief Operations Officer


(4) The dollar value of the restricted stock is calculated by multiplying the closing market price of our unrestricted stock on the date of grant, May 16, 2003, by the number of shares awarded as required in instructions to Item 402(b)(2)(iii)(C). For book purposes, the value is calculated by applying a 15% discount on the closing price.

(5) Because the grantees can not sell their stock for cash to cover the tax liability that will be due, we agreed to cover the tax liability associated with the stock grant in cash by the date that the tax will be due by the grantee. The table reflects amounts that were earned in 2003 and 2004, but paid in 2004 and 2005, respectively. The 2004 amounts also reflect an adjustment to this tax liability for these executives. Dr. Gomez's 2002, 2003 and 2004 amounts include $20,000 of additional compensation.

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

(13) The executives deferred part of their 2004 salary. The deferred salary amounts included in the 2004 amounts above were $54,170 for Mr. Gabriel, $29,231 for Mr. Gomez, $48,346 for Mr. Frudakis and $50,763 for Ms. Tamborini.

(14) Dr. Gomez joined our Board of Directors during 2002 and became our Chief Medical Officer in 2003.

Employment Agreements

On May 8, 2001, we entered into an Employment Agreement with Tony Frudakis, our Chief Scientific Officer. The Agreement runs for a term that commenced August 22, 2001 and expires August 22, 2005, subject to extension from year to year by mutual agreement. The Agreement provided a base salary of $95,000 per year to Dr. Frudakis. We increased this salary to $130,000 per year in 2001 and increased to $200,000 with $140,000 being paid in cash and $60,000 being deferred during May 2004. Our Board of Directors may increase the salary from time to time in its discretion. The Employment Agreement also permits the Board of Directors to pay discretionary bonuses or other benefits to Dr. Frudakis. Upon termination of employment, the Agreement prohibits Dr. Frudakis from competing with the Company for a period of two years in the state of Florida. On November 30, 2001, we also entered into a Performance Stock Agreement with Dr. Frudakis that requires us to grant him 30 million shares of our restricted stock upon achieving certain milestones. The Board of Directors renegotiated the milestones in light of changes in the Company's operational strategy. Thereafter, Dr. Frudakis met the milestone and we granted the stock in 2003.

In May 2003,  we  entered  into  one-year  employment  agreements  with  Richard
Gabriel, Hector Gomez, and Monica Tamborini. These agreements automatically extend for unlimited successive one-year periods unless terminated in accordance with the agreement. As consideration for the first year of employment, we agreed to issue, at no cost to the executives, a total of 75,000,000 shares of our common stock, and to pay the related federal and state income taxes they will incur as a result of these stock grants. The Agreements prohibit them from competing with us for a period of two years from the date of termination or leaving our employ. During May 2004, the agreements were renewed, and these executives began receiving a salary. Beginning May 2004, Richard Gabriel's annual salary is $210,000 with $147,000 paid in cash and $63,000 deferred; Hector Gomez's annual salary is $120,000 with $84,000 paid in cash and $36,000 deferred; and Monica Tamborini's annual salary is $240,000 with $175,000 paid in cash and $65,000 deferred.

Compensation of Directors

On February 22, 2002, we entered into an agreement with Dr. Gomez when he joined our board of directors. In consideration of Dr. Gomez' agreement to serve on the Board of Directors, we granted him options to purchase 2,600,000 shares of our stock at an exercise price of $0.03 per share. The options vest ratably over a period of four years from the date of the contract. As of December 31, 2004, approximately 1,841,667 options to purchase shares had vested, and none of such options had been exercised. In addition, we agreed to pay him a cash director's fee of $20,000 per year.

                       FISCAL 2004 YEAR-END OPTION VALUES

                Number of Securities Underlying        Value of Unexercised
                Unexercised Options at December      In-The-Money Options at
                       December 31, 2004              December 31, 2004 (13)
                -------------------------------   ------------------------------
Name              Exercisable    Unexercisable      Exercisable   Unexercisable
---------         -----------    -------------      -----------   -------------

Hector Gomez        1,841,667          758,333      $        --   $         --

There were no options exercised during fiscal year 2004.

(13) Since the exercise price of $0.03 exceeds the closing price of $0.011 on December 31, 2004 there is no value associated with these options at December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table sets forth, as of February 28, 2005 certain information concerning beneficial ownership of shares of our stock and the approximate percentage of shares of our stock owned by (i) each person known to us to own 5% or more of the outstanding shares of stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

                Name And Address Of           Amount Of           Percentage Of
Title Of Class  Beneficial Owner(14)      Beneficial Ownership      Class (15)
--------------  --------------------      --------------------    -------------
Common          Tony Frudakis                   61,256,579              6.09%
Common          Richard Gabriel                 30,000,000              2.98%
Common          Hector Gomez                    27,178,333(16)          2.69%
Common          Monica Tamborini                20,000,000              1.99%
Common          Directors and Officers
                  as a Group (4 persons)       138,434,912             13.73%

(14) Unless otherwise noted, c/o DNAPrint genomics, Inc., 900 Cocoanut Avenue, Sarasota, FL 34236.

(15) Percentage of ownership is based on 1,006,516,261 shares of Common Stock outstanding at February 28, 2004.

(16) Represents 25,120,000 shares directly owned by Dr. Gomez and 2,058,333 shares which may be acquired within 60 days by exercise of options.


Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our equity securities of the registrant are authorized for issuance.


                                                                                    Number of securities
                              Number of securities     Weighted-average       remaining available for future
                                 to be issued         exercise price of           issuance under equity
                               upon exercise of          outstanding                compensation plans
                             outstanding options,     options, warrants      (excluding securities reflected
                             warrants and rights          and rights                  in column (a))
                             ---------------------   -----------------       --------------------------------
Equity compensation plans               0                       N/A                           0
  approved by security
  holders
Equity compensation plans       8,700,000                 $    0.015                 37,612,500
  not approved by security
  holders
Total                           8,700,000                 $    0.015                 37,612,500

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

During 2004, the Company paid $75,000 to George Frudakis to pay the principal of approximately $45,000, accrued interest of approximately $4,000 and approximately $26,000 was recorded as other expense to satisfy in full any other claims related to his note and funding agreement.

Also, during 2004, the note to Tony Frudakis was reduced by a $38,068 payment made to him by making payments on his behalf to third parties. During late 2004, Tony Frudakis and we agreed to extend the funding agreement with him under the same terms until December 31, 2005 with an additional provision that if we are in default of the note, then the only recourse to pay the note is with our stock. At December 31, 2004, our notes payable to Tony Frudakis have a balance of $215,034.

We agreed to pay one of our directors, Hector Gomez, $20,000 annually for his role as Chairman of our Board of Directors. In addition, he has an option to purchase 2,600,000 shares of our common stock at an exercise price of $0.03. The options vest monthly over four years.

On April 1, 2003, we terminated a consulting agreement with GenBiomics, LLC, a company in which Mr. Gabriel and Dr. Gomez were members. The original consulting agreement was signed on May 17, 2002. Since that time, Mr. Gabriel and Dr. Gomez agreed to become officers and directors of the Company. As a result, the prior consulting agreement was terminated. During 2003 and 2002, we recorded
consulting   expense   related  to  this   agreement  of  $10,000  and  $41,250,
respectively.

On December 28, 2004, we entered into a loan agreement with Biofrontera AG, a German corporation whereby we loaned 140,000 euros to Biofrontera. This converted to 193,426 US dollars at year end. At December 31, 2004 we recorded the loan of $193,426 and accrued interest of $257 for a total receivable of $193,683. This note has a 12 % annual interest rate. The Interest and principal payments are due by December 31, 2005. During 2004, we had an investment agreement with Biofrontera to acquire a portion of their company. During
February 2005, this investment agreement was terminated, however the loan remains outstanding and the terms of the loan agreement remain in effect.

Item 13. Exhibits.


3     Articles of Amendment to the Articles of Incorporation

10.1  Supply & License Agreement+

10.2 Agreement & Plan of exchange between Catalyst Communications, Inc. and DNAPrint Genomics, Inc. and Shareholders+

10.3 Equipment Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company. ++

10.4 Purchase Agreement dated September 19, 2001 between Orchid Biosciences, Inc. and the Company. ++

10.5 Employment Agreement dated May 8, 2001 between Tony Frudakis and the Company. ++

10.6  Lease  Agreement   dated  October  15,  2001  between   Pacific   Atlantic
      Corporation and the Company. ++

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

10.34 Amendment to Funding Agreement between DNAPrint genomics, Inc. and Tony Frudakis.*

10.35 Securities Purchase Agreement with La Jolla*

10.36 Registration Rights Agreement with La Jolla*

10.37 Convertible Debenture with La Jolla*

10.38 Warrant with La Jolla*

10.39 Letter Agreements with La Jolla*

10.47 Investment Agreement between the Company and Biofrontera AG. **

10.48 Joint Venture Framework Agreement between the Company and Biofrontera Pharmaceutical GmbH. **

10.49 Investment Agreement between the Company and Dutchess Private Equities Fund, II, L.P. **

10.50 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, II, L.P. **

10.51 Letter Agreement between the Company and The Wall Street Group, Inc. **

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

#     Incorporated by reference from Form 10-QSB, filed November 14, 2002.

##    Incorporated by reference from Form 10-QSB, filed August 15, 2003.

###   Incorporated by reference from Form 10-QSB, filed November 14, 2003.

*     Incorporated by reference from Form S-2, filed December 15, 2003.

**    Incorporated by reference from Form 8-K, filed October 5, 2004.

Item 14. Principal Accountant Fees and Services.

The audit committee approved Pender, Newkirk and Company to render the audit for the 2004 fiscal year and to prepare the 2002 and 2003 tax returns.

Audit Fees

During 2003, we were billed by Kingery, Crouse and Hohl, approximately $17,000 for audit and review fees associated with our 10-QSBs and 10-KSB filings. In addition during 2003, we were billed by Pender, Newkirk and Company, our new accountants, approximately $49,000 for audit and review fees. During 2004, we were billed by Kingery, Crouse and Hohl, approximately $1,000 and Pender, Newkirk and Company billed $59,000 for audit and review fees associated with our 10-QSBs and 10-KSB.

Audit related fees

None.

Tax Fees

During 2003, we were billed approximately $1,400 by our accountants Pender, Newkirk and Company for the tax services that they supplied us. These services did not include the preparation and filing of our 1120 tax forms but for researching other tax issues as requested by us. During 2004, we were billed approximately $3,945 by our accountants Pender, Newkirk and Company for preparing 2002 and 2003 tax returns.

All Other Fees

None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DNAPrint genomics, Inc.

         By: /s/ Richard Gabriel
             ----------------------------------
                 Richard Gabriel, CEO, Director
         Date:   March 31, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                   TITLE                 DATE
       ---------                   -----                 ----

/s/ Richard Gabriel            CEO/President,       March 31, 2005
--------------------           Director
    Richard Gabriel

/s/ Monica Tamborini           CFO                  March 31, 2005
--------------------
    Monica Tamborini

/s/ Hector Gomez               Director             March 31, 2005
--------------------
    Hector Gomez

/s/ Tony Frudakis              Director             March 31, 2005
--------------------
    Tony Frudakis