Form 10KSB/A
period 2003-12-31
DNAPRINT GENOMICS INC
filed 2005-05-11
CIK 1127354

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

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Although the "forward-looking statements" safe harbor does not apply to our company because we issue "penny stock" and are exempt therefrom pursuant to
Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended, certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and the other factors.

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

HISTORY AND DEVELOPMENT OF THE BUSINESS 2001-2003

We began with the discovery and development of our TruLine products - TruSeq(TM), SNiPscan(TM) and TruSpin(TM). We were actively engaged in human identification analysis and used our proprietary TruLine products to reduce the cost of producing a genetic profile to less than 50% of the standard price. Our strategy was to sell our proprietary reagent to geneticists at universities, hospitals and commercial laboratories working on genotyping projects. The reagent kit was designed to save researchers money in reagent costs. Companies that sold the reagents, however, made advances in their own reagents, which lowered the cost and ultimately negated the benefit of using our products. The technology was thus abandoned.

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

During 2003, we continued to evolve from a research based company to revenue generating genomic products company. Management continues to review investment opportunities for our consumer products, and the forensic and pharmacogenomics markets. Should opportunities mature, management will bring them before our Board for investment consideration. We continue to seek new products; technologies and relationships that can help build the markets and revenues we seek to capture.

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

RESCUE FAILED DRUGS - A pharmaceutical company may choose to initiate new clinical trials on drug candidates that previously failed. The failure of the earlier trial could have been because the earlier trial was conducted on a broad patient population. We could design a genetic test to predict patient response which would allow a smaller, more clearly defined group of patients to be identified for the new clinical trial; thereby enhancing the drug's efficacy and compliance and improving the likelihood of approval within a targeted group. Although we do believe that pharmaceutical companies can utilize our genetic test to predict patient response, as of December 31, 2003, no pharmaceutical companies have used our products or services for such purpose or achieved such results. Approval may require a physician to use the test to determine if a patient would be within the response group prior to prescribing the drug. We believe that this strategy will lead to more drug approvals and longer product life cycles, improving the return on capital for the pharmaceutical company and increasing the use of our tests.

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

STATINS AND ACE INHIBITORS

We are developing a test, Statinome(TM), for the cardiac drug market. Statins are drugs used to treat patients at increased risk of heart disease. Statin drugs are a category of drugs identified by the pharmaceutical industry which are derived from a natural product source such as yeast or fungal extraction. The Statins are a category of chemical compounds that, among other applications, are used to treat high cholesterol levels in humans. A number of Statin drugs exist, including Pravacol, Lipitor and Crestor. Approximately 50% of the U.S. population is at risk of heart disease as a result of high cholesterol and related hormonal and other chemical imbalances. While Statins have demonstrated effectiveness at cholesterol reduction, reportedly decreasing incidence of heart disease by 10.3% from 1990 to 1994, adverse reactions from statins can include liver damage, kidney failure and a form of advanced muscular degeneration. Approximately 2-5% of patients must discontinue statin use due to these adverse side effects. If accepted for commercial use, we believe Statinome(TM) will reduce substantially, the risks associated with adverse response.

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

ANCESTRYBYDNA

In February 2004, we launched our 2.5 version of ANCESTRYbyDNA(TM), increasing accuracy and the number of markers from 71 to 175 from ANCESTRYbyDNA(TM) 2.0. We are developing ANCESTRYbyDNA(TM) 3.0, which will expand the resolution of ANCESTRYbyDNA(TM) 2.5 by including the inference of population affiliations within a continent and proportionality (proportion or range of a given ancestry marker). ANCESTRYbyDNA(TM) 2.5 can predict mixture of continental origin, but cannot predict mixtures of ancestral composition within a continent. For example, ANCESTRYbyDNA(TM) 2.5 might indicate that someone is of Indo-European descent, while ANCESTRYbyDNA(TM) 3.0 might indicate that someone is 60% Northern European and 20% Indo-European and 20% Middle Eastern descent. If successful, ANCESTRYbyDNA(TM) 3.0 will provide additional accuracy and a broader application in the genealogy market.

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

ALTHOUGH MANY OF OUR COMPETITORS PRACTICE SIMILAR TECHNOLOGIES, THEIR APPROACH TO DATA ANALYSIS MIGHT BE COMPLETELY DIFFERENT AND MORE EFFICIENT THAN OURS. THIS MAY CAUSE OUR CONSUMERS TO CHOOSE OUR COMPETITOR'S PRODUCTS AND SERVICES OVER OURS AND FORCE US TO CHANGE OUR PRODUCTS AND SERVICES TO THE MORE EFFICIENT FORM OF DATA ANALYSIS OF OUR COMPETITORS.

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

WE MAY NEED IMMEDIATE FUNDS AND MAY NOT BE ABLE TO OBTAIN ANY ADDITIONAL FINANCING IN THE AMOUNTS OR AT THE TIMES THAT WE MAY REQUIRE THE FINANCING OR, IF WE DO OBTAIN ANY FINANCING THAT IT WOULD BE ON ACCEPTABLE TERMS. ACCORDINGLY, WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

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

RESEARCH AND DEVELOPMENT EXPENSES

In 2003 and 2002, the largest component of our operating expenses was research and development costs, which consists of raw materials, laboratory supplies, equipment expense, and facilities and employment-related costs. The expenses were incurred in support of our currently available products, ANCESTRYbyDNA(TM) and DNAWitness(TM), and for our anticipated pharmacogenomics products.

In 2003, we also conducted research for future enhancements to DNAWitness(TM). The research included much needed sample collection for our eye and hair color studies. In addition, investigative research and studies continued on our pharmacogenomics products, including Ovanome(TM) and Statinome(TM) and a future cardiac product. Some of this research involved the acquisition and evaluation of new samples with corresponding medical histories.

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

We will continue to support research and development as our long-term business develops and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic product, Ovanome(TM), to commercialization, our development costs for this product will increase in 2004. In addition, as we move other pharmacogenomic products forward, research and development costs will likely increase proportionately.

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

We have issued securities, including our convertible debentures and our convertible preferred stock, that are convertible into our common stock at a continuously adjustable conversion price based on a discount on the trading price of our common stock. As the holders of our convertible securities convert into shares of our common stock and more of our common stock is issued pursuant thereto, the market price of our common stock could decrease significantly and make raising capital impractical or impossible during time periods in which we may need to raise capital to fund our operations and market and sell our products and services. In addition, the issuance of our common stock upon exercise or conversion of our other securities may create a downward pressure on the market price of our common stock. This may make it more difficult for us to raise the necessary capital we need in order for fund our operations or raise capital on terms that are acceptable to us.

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

See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Period
                                                                               December
                                                                               10, 1998
                                                                               (date of
                                           For the Year     For the Year      inception)
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
                                                                                                                        -----------
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

See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE PERIOD
                                                  FOR THE            FOR THE        DECEMBER 10, 1998
                                                 YEAR ENDED         YEAR ENDED     (DATE OF INCEPTION)
                                                DECEMBER 31,       DECEMBER 31,         THROUGH
                                                   2003               2002          DECEMBER 31, 2003
                                                ------------       ------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (7,789,905)      $ (3,113,624)      $(14,639,555)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                        125,640            179,146            488,917
Provision for bad debts                               (1,750)            13,488             11,738
Impairment of assets                                      --            254,434            254,434
Loss on disposal of investments                           --                 --             11,772
Loss on disposal of property and
 equipment                                                --              5,039              5,039
Amortization of deferred stock
 compensation                                        174,231            269,694            663,455
Amortization of deferred
 compensation                                        740,101                 --            740,101
Common stock issued for interest
 expense on related party notes
 payable                                             893,052            407,326          1,300,378
Common stock issued for
 reorganization/court order                               --                 --            343,000
Common stock issued for services                   1,647,254              7,999          2,236,668
Common stock issued for
 bankruptcy settlement                                    --                 --             28,080
Stock issued for settlement                          152,437                 --            152,437
Intrinsic value of convertible
 debt and non-detachable warrants                    500,000                 --            500,000
Stock based compensation                           1,943,906                 --          1,943,906
(Increase) decrease in
 receivables                                           2,058            (23,099)           304,650
Decrease (increase) in prepaid
 expenses and other assets                        (1,452,380)             9,824         (1,471,133)
Increase in accounts payable and
 accrued liabilities                               1,535,544            418,398          2,327,979
NET CASH USED IN OPERATING
 ACTIVITIES                                       (1,529,812)        (1,571,375)        (4,798,134)
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Purchases of property and
 equipment                                           (14,165)           (16,454)          (775,529)
Proceeds from disposal of
 property and equipment                                   --             10,100             10,100
Net bankruptcy adjustment                                 --                 --            511,274
NET CASH USED IN INVESTING
 ACTIVITIES                                          (14,165)            (6,354)          (254,155)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from notes payable -
 related party                                       231,657          1,255,379          1,487,036
Proceeds from settlement with
 Tampa Bay Financial                                 238,183             34,200            272,383
Advances from Tampa Bay
 Financial, net                                           --             50,815            384,581
Proceeds from issuance of common
 stock                                               906,478            295,999          2,393,427
Proceeds from convertible
 debenture                                           500,000                 --            500,000
Repayment of notes payable                                --                 --           (350,800)
Collections from stock
 subscriptions                                            --                 --            836,960
Principal payments on capital
 lease obligation                                    (78,200)           (89,876)          (205,377)
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                        1,798,118          1,546,517          5,318,210
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                254,141            (31,212)           265,921
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  11,780             42,992                 --
CASH AND CASH EQUIVALENTS, END
 OF PERIOD                                      $    265,921       $     11,780       $    265,921

(Continued)

                                                                                     FOR THE PERIOD
                                                  FOR THE            FOR THE        DECEMBER 10, 1998
                                                 YEAR ENDED         YEAR ENDED     (DATE OF INCEPTION)
                                                DECEMBER 31,       DECEMBER 31,         THROUGH
                                                   2003               2002          DECEMBER 31, 2003
                                                ------------       ------------    -------------------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
Approximate Interest Paid                       $         --       $     24,000       $     53,300
Income taxes paid                               $         --       $         --       $         --
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
Stock subscription receivable arising
 from acquisition of DNAPrint
 genomics, Inc. (Florida)                       $         --       $         --       $  1,000,000
Common stock issued for related party
 notes payable                                  $    702,164       $    509,158       $  1,211,322
Unrealized loss on long-term
 investments                                    $         --       $         --       $   (222,443)
Common stock issued for land
 subsequently swapped for investment
 in Heroes, Inc                                 $         --       $         --       $  2,000,000
Dividend paid in stock of Heroes,
 Inc.                                           $         --       $         --       $ (1,988,228)
Common stock issued for
 reorganization /court order arising
 from conversion of claim to stock              $         --       $         --       $ (2,905,500)
Conversion of Tampa Bay Financial
 advances to stock                              $         --       $         --       $    453,331
Equipment leased under capital lease            $     11,193       $         --       $    259,905
Deferred compensation on grants of
 stock options                                  $         --       $    171,800       $    925,350
Deferred compensation reduced for
 stock options cancelled                        $   (170,883)      $         --       $   (170,883)
Stock to be issued for compensation             $  2,588,250       $         --       $  2,588,250
Debenture converted into common stock           $     30,000       $         --       $     30,000
Warrants issued for stock issuance
 costs                                          $     80,000       $         --       $     80,000

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

2002 Private Placement. During 2003, we received $50,000 for 3,444,445 shares of common stock issued related to the 2002 private placement.

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

                                                                                   RESTRICTED
                                                                                      STOCK             ALL OTHER
        NAME AND PRINCIPAL CAPACITY                      YEAR     SALARY            AWARDS (4)      COMPENSATION (5)
Richard Gabriel(6)
Director, Chief Executive                                2002    $       0        $       0            $       0
Officer, President                                       2003    $       0        $ 870,000 (7)        $ 444,808

Hector Gomez, M.D., Ph.D. Director, Chairman of the      2002                     $  20,000
Board, Chief Medical Officer                             2003                     $ 725,000 (8)        $ 277,988

Tony Frudakis, Ph.D. 9 Chief Scientific Officer          2001    $ 130,000
Director, Secretary                                      2002    $ 130,000
                                                         2003    $ 130.000        $ 870,000(10)        $ 307,888

Monica Tamborini(11)
Chief Financial Officer,
Chief Operations Officer                                 2003    $       0        $ 580,000(12)        $ 257,372

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

                          FISCAL YEAR END OPTION VALUES

                      Number of Securities Underlying       Value of Unexercised
                           Unexercised Options at               In-the-Money
                              Fiscal Year End                    Options at
Name                     Exercisable/Unexercisable             Fiscal Year End

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

TITLE OF        NAME AND ADDRESS OF             AMOUNT OF         PERCENTAGE OF
 CLASS          BENEFICIAL OWNER(14)       BENEFICIAL OWNERSHIP     CLASS (15)

Common           Tony Frudakis                   60,782,937            9.39%
Common           Richard Gabriel                 30,000,000            4.64%
Common           Hector Gomez                    26,191,667(16)        4.04%
Common           Monica Tamborini                20,000,000            3.09%
Common           Directors and Officers
                  as a Group (4 persons)        135,782,937           20.98%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which our equity securities of the registrant are authorized for issuance.

                                                                                                          NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES             WEIGHTED-AVERAGE                REMAINING AVAILABLE FOR FUTURE
                                        TO BE ISSUED                 EXERCISE PRICE OF                   ISSUANCE UNDER EQUITY
                                      UPON EXERCISE OF                  OUTSTANDING                        COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,             OPTIONS, WARRANTS              (EXCLUDING SECURITIES REFLECTED
                                    WARRANTS AND RIGHTS                 AND RIGHTS                           IN COLUMN (A))
                                              (A)                           (B)                                       (C)
Equity compensation plans
approved by security
holders                                             0                          N/A                                         0

Equity compensation plans
not approved by security
holders                                     8,950,000                   $    0.015                                40,350,000

Total                                       8,950,000                   $    0.015                                40,350,000

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3           Articles of Amendment to the Articles of Incorporation
10.1        Supply & License Agreement+
10.2        Agreement & Plan of exchange between Catalyst Communications, Inc.
            and DNAPrint Genomics, Inc. and Shareholders+
10.3        Equipment Agreement dated September 19, 2001 between Orchid
            Biosciences, Inc. and the Company.++
10.4        Purchase Agreement dated September 19, 2001 between Orchid
            Biosciences, Inc. and the Company.++
10.5        Employment Agreement dated May 8, 2001 between Tony Frudakis and the
            Company.++
10.6        Lease Agreement dated October 15, 2001 between Pacific Atlantic
            Corporation and the Company.++
10.7        Option Agreement dated September 19, 2001 between Orchid
            Biosciences, Inc. and the Company.++
10.8        Equipment Lease Agreement dated May 18, 2001 between Orchid
            Biosciences, Inc. and the Company.+++
10.9        Funding and Stock Subscription Agreement dated June 8, 2001 between
            Tampa Bay Financial, Inc. and the Company.+++
10.10       Consulting and Marketing License Agreement between the Company and
            Mark Neuhaus.&
10.11       Agreement dated February 22, 2002, among the Company, Tampa Bay
            Financial, Inc., Carl Smith, Mathew Veal, and the Company.&&
10.12       Contract Genotyping Agreement dated January 15, 2002 between the
            Company and GenoMed LLC.&&
10.13       Funding Agreement dated February 22, 2002 among the Company Tony
            Frudakis, George Frudakis, Carl Smith Iii, and Richard Craig Hall.&&
10.14       Performance Stock Agreement dated November 30, 2001 between the
            Company and Tony Frudakis. &&
10.15       Consulting Agreement dated February 24, 2002 between the Company and
            Jack Luchese. &&
10.16       Stock Purchase Option dated February 25, 2002 between the Company and Jack Luchese. &&
10.17       Consulting Agreement dated June 12, 2002 between Mark Shriver and the Company. &&&
10.18       Letter of Commitment between Mark Shriver and the Company's
            Scientific Advisory Board. &&&
10.19       Agreement between Startup Florida and the Company. &&&
10.20       Service Agreement dated April 15, 2002 between Altura LLC and the
            Company. &&&
10.21       License Agreement between Penn State Research Foundation and the
            Company. &&&
10.22       Private Placement Agreement between John Oskarep and the Company.
            &&&
10.23       Consulting Agreement dated May 17, 2002 between Genbiomics LLC and the Company. &&&
10.24       Amendment to Consulting Agreement between Genbiomics LLC and the
            Company dated May 31, 2002. &&&
10.25       Amendment to Consulting Agreement between Mark Shriver and the
            Company. &&&
10.26       Funding Agreement between Tony Frudakis, George Frudakis and the
            Company.#
10.27       Employment Agreement between the Company and Richard Gabriel. ##
10.28       Employment Agreement between the Company and Monica Tamborini. ##
10.29       Employment Agreement between the Company and Hector Gomez. ##
10.30       Termination Agreement between the Company and Genbiomics, LLC. ###
10.31       Lease between Florida West Construction dba Pacific Atlantic Corp and DNAPrint genomics, Inc. ###
10.32       Amendment to Consulting Agreement between DNAPrint genomics, Inc.
            and Mark Neuhaus. ###

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

DNAPrint genomics, Inc.


By: /s/ Richard Gabriel

    Richard Gabriel, CEO, Director
    Date: May 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                 DATE


/s/ Richard Gabriel            CEO/President        May 11, 2005
---------------------
Richard Gabriel


/s/ Monica Tamborini           CFO                  May 11, 2005
---------------------
Monica Tamborini


/s/ Hector Gomez               Director             May 11, 2005
---------------------
Hector Gomez


/s/ Tony Frudakis              Director             May 11, 2005
---------------------
Tony Frudakis