Form 10QSB/A
period 2004-09-30
DNAPRINT GENOMICS INC
filed 2005-05-11
CIK 1127354

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

                                     PART I.

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

NOTE D - CERTAIN EQUITY TRANSACTIONS

Series A Convertible Stock

During the third quarter, we amended our articles of incorporation to designate 50,000 shares of our preferred stock as Series A preferred stock, $0.01 par value. The liquidation value is $10 per share. Each share of Series A preferred stock has the right to one vote for each share of common stock into which such holder's shares of Series A preferred stock could then be converted. The Series A preferred stock holders have the right to convert on the first day of the month after the month in which a registration statement (other than a registration statement on Form S-4, Form S-8 or any successor form thereto) filed by us with the Securities and Exchange Commission becomes effective. The other conversion dates are the first days of the fourth, seventh and tenth months after the month in which such registration statement become effective. If on any conversion date, the conversion price would be less than $0.025 per share, we may elect to defer the conversion date to the first day of the next month. If, on such deferred conversion date, the conversion price would be less than $0.025 per share, we may again defer the conversion date to the first day of the next month. Upon such second deferred conversion date, the Series A preferred stock shall be converted without further deferral. Each share of Series A preferred stock will be converted into the number of shares of common stock determined by dividing the original Series A preferred stock issue price ($10) by the then-current conversion price. The conversion price is the lesser of (i) eighty percent (80%) of the average of the five lowest daily volume weighted average prices of our common stock during the twenty (20) trading days prior to the conversion date, or (ii) eighty percent (80%) of the closing price of our common stock on the trading day prior to the conversion date. Each share of Series A preferred stock not previously converted shall automatically be converted, without the payment of additional consideration, into shares of common stock at the conversion price, as applicable, in effect on the date of and immediately prior to the last conversion date described above.

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

In connection with the Biofrontera Agreement, Biofrontera Pharmaceutical GmbH, a wholly owned subsidiary of Biofrontera, and us has entered into a joint venture framework agreement. The framework agreement outlines the procedures pursuant to which Biofrontera and we intend to exchange proprietary information and enter into commercial development activities with respect to projects that one or the other party currently has under development.

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

A priority of management throughout 2003 and the first three quarters of 2004 were to raise the capital necessary to fund the implementation of their strategic plan. Late in 2003, we successfully secured initial funding of $8,000,000. During 2003, management began to implement the strategic plan, and throughout 2004 management expects to continue to implement and refine operational procedures and controls to support future growth and development. We intend to support research and development as a vital component of our overall growth strategy. We will also conduct research and development to demonstrate the feasibility and efficacy of our products. Until potential customers are familiar with our technology and products, it is unlikely that we will generate significant revenue. The following discussion of our historical financial results should be read against this background.

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

We have issued securities, including our convertible debentures and our convertible preferred stock, that are convertible into our common stock at a continuously adjustable conversion price based on a discount on the trading price of our common stock. In addition, the Dutchess Agreement requires us, in order to raise capital from it, to sell our common stock to it at a continuously adjustable conversion price at a discount to the trading price of our common stock. As we draw down advances under the Dutchess Agreement and more of our common stock is sold pursuant thereto, the market price of our common stock could decrease significantly and make further advances impractical or impossible during time periods in which we may need to raise capital to fund our operations and market and sell our products and services. In addition, the issuance of our common stock upon exercise or conversion of our other securities, may create a downward pressure on the market price of our common stock. This may make it more difficult for us to raise the necessary capital we need in order for fund our operations or raise capital on terms that are acceptable to us.

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

                             DNAPRINT GENOMICS, INC.
                                  (Registrant)





Date: May 11, 2005                  By: /s/ Richard Gabriel
                                          -------------------------------------
                                          Richard Gabriel
                                          President and Chief Executive Officer


Date: May 11, 2005                  By: /s/ Monica Tamborini
                                          -------------------------------------
                                          Monica Tamborini
                                          Chief Financial Officer