Form 10QSB
period 2005-03-31
DNAPRINT GENOMICS INC
filed 2005-05-16
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2005.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ________________.


                         Commission File Number: 0-31905

                             DNAPrint genomics, Inc.
               (Exact name of registrant as specified in charter)

           Utah                                        59-2780520
           ----                                        ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



                     900 Cocoanut Avenue, Sarasota, FL 34236
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (941) 366-3400
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity as of April 12, 2005

                                  1,085,797,408

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)


                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004..............     4

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and
         2004, and the period December 10, 1998 (date of inception) to March 31, 2005..................     5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and
         2004, and the period December 10, 1998 (date of inception) to March 31, 2005..................     6

         Notes to Condensed Consolidated Financial Statements..........................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........    11

Item 3.  Controls and Procedures.......................................................................    21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................    22
Item 2.  Changes in Securities.........................................................................    22
Item 3.  Defaults Upon Senior Securities...............................................................    23
Item 4.  Submission of Matters to a Vote of Securities Holders.........................................    23
Item 5.  Other Information.............................................................................    23
Item 6.  Exhibits......................................................................................    23
         Signatures....................................................................................    23
         Certifications................................................................................    24


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

Item 1.

                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,     December 31,
                                                                                   2005           2004
                                                                                (Unaudited)
                                                                                -----------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $    673,318    $    978,535
Accounts receivable (net of allowance for doubtful accounts of $500 for 2005
  and 2004)                                                                         126,812          43,566
Inventory                                                                           121,724          65,279
Receivable from Biofrontera                                                         186,447         193,683
Prepaid expenses and other current assets                                            89,815         125,065
                                                                               ------------    ------------
  Total current assets                                                            1,198,116       1,406,128

PROPERTY AND EQUIPMENT (net of accumulated depreciation
 and amortization of  $557,189 and  $504,101 for 2005 and 2004,
  respectively)                                                                     327,174         380,262

OTHER ASSETS                                                                          5,000           5,000
                                                                               ------------    ------------
TOTAL                                                                          $  1,530,290    $  1,791,390
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable                                                               $    358,838    $    352,718
Accrued Expenses                                                                    860,736         672,539
Deferred Revenue                                                                     53,089          42,126
Convertible debentures - current                                                    146,000         161,000
Notes payable to related parties                                                    215,034         215,034
Capital lease obligation - current                                                  101,618         128,128
                                                                               ------------    ------------
  Total current liabilities                                                       1,735,315       1,571,545
Capital lease obligation - long-term                                                 62,500          95,310
Convertible debenture - (converted between January 1, 2005 and February
  25, 2005)                                                                              --          29,000
                                                                               ------------    ------------
  Total liabilities                                                               1,797,815       1,695,855
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value,  10,000,000 shares authorized,  of which
  50,000 shares  are  designated  as Series A
   Series A  convertible  preferred  stock, 50,000 shares authorized; 40,000
    shares issued and outstanding; $400,000 liquidation value                           400             400
Common stock, $.01 par value, 1,500,000,000 shares authorized;
  1,044,946,347 and 939,124,254 shares issued and outstanding, respectively      10,449,463       9,391,243
Common stock subscribed                                                               7,368          94,162
Additional paid-in capital                                                       18,016,603      18,170,988
Prepaid warrant exercises                                                            45,000         255,000
Deferred stock compensation and consulting                                          (89,880)        (26,071)
Deficit incurred prior to development stage                                      (7,427,422)     (7,427,422)
Deficit accumulated during the development stage                                (21,269,057)    (20,362,765)
                                                                               ------------    ------------
  Total stockholders' equity (deficit)                                             (267,525)         95,535
                                                                               ------------    ------------
TOTAL                                                                          $  1,530,290    $  1,791,390
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

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            For the Period
                                                                              December 10,
                                            Three months ended March 31,   1998 to March 31,
                                            ----------------------------
                                                2005             2004           2005
                                          -------------    -------------    -------------
REVENUES                                  $     240,599    $     206,865    $   2,006,807

COST OF SALES                                   149,940          151,429        1,262,967
                                          -------------    -------------    -------------
Gross Profit                                     90,659           55,436          743,840
                                          -------------    -------------    -------------

OTHER OPERATING EXPENSES:

Research and development                        302,169          613,195        8,947,836
Selling, general and administrative             603,495          599,328        8,503,431
                                          -------------    -------------    -------------
  Total  other operating expenses               905,664        1,212,523       17,451,267
                                          -------------    -------------    -------------

LOSS FROM OPERATIONS                           (815,005)      (1,157,087)     (16,707,427)
                                          -------------    -------------    -------------

OTHER INCOME (EXPENSES):

Interest expense                                (22,257)         (26,114)      (1,490,114)

Interest income                                   5,423               --            5,423
Intrinsic value of convertible debt and
  non-detachable warrants                            --               --         (500,000)

Sale of option to Orchid Biosciences                 --               --          353,090

Loss on disposal of investments                      --               --         (349,006)

Stock-based settlement expense                       --               --         (152,437)

Foreign currency loss                           (12,660)              --          (12,660)

Other expenses                                  (61,793)              --         (427,698)
                                          -------------    -------------    -------------
  Total other income (expenses) - net           (91,287)         (26,114)      (2,573,402)
                                          -------------    -------------    -------------
NET LOSS                                  $    (906,292)   $  (1,183,201)   $ (19,280,829)
                                          =============    =============    =============


NET LOSS PER SHARE - Basic and Diluted    $       (0.00)   $       (0.00)   $       (0.04)
                                          =============    =============    =============

SHARES USED IN COMPUTING NET LOSS
PER SHARE- Basic and Diluted                991,404,760      546,489,952      466,674,356
                                          =============    =============    =============

                 See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               For the Period
                                                                            For the Three   For the Three    December 10, 1998
                                                                            Months Ended    Months Ended    (Date of Inception)
                                                                           March 31, 2005  March 31, 2004    to March 31, 2005
                                                                           --------------  --------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $   (906,292)     $ (1,183,201)     $(19,280,829)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                                 53,088            38,967           724,779
  Provision for bad debts                                                           --                --            11,738
  Impairment of assets                                                              --                --           254,434
  Loss on disposal of investments                                                   --                --            11,772
  Loss on disposal of property and equipment                                        --                --             5,039
  Loss on foreign currency transaction                                          12,660                --            12,660
  Amortization of deferred stock compensation and consulting                    75,221           440,810         1,428,011
  Amortization of deferred compensation                                             --           119,794           919,792
  Common stock issued for interest expense on
    related party notes payable                                                     --                --         1,300,378
  Common stock issued for reorganization/court order                                --                --           343,000
  Common stock issued for services                                               2,918            14,000         2,266,700
  Common stock issued for bankruptcy settlement                                     --                --            28,080
  Stock issued for settlement                                                       --                --           152,437
  Intrinsic value of the convertible debt and non-detachable warrants               --                --           500,000
  Stock-based compensation                                                          --                --         1,943,906
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                         (83,246)          (43,829)          187,141
    (Increase) decrease in inventory                                           (56,445)               --          (121,724)
    Decrease (increase) in prepaid expenses and other assets                    29,826            34,016        (1,060,407)
    (Decrease) increase in accounts payable, deferred revenue and
    accrued liabilities                                                        205,280            23,378         1,566,499
                                                                          ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                         (666,990)         (556,065)       (8,806,594)
                                                                          ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                               --            (3,880)         (832,498)
  Proceeds from disposal of property and equipment                                  --                --            10,100
  Loan to Biofrontera                                                               --                --          (193,683)
  Net bankruptcy adjustment                                                         --                --           511,274
                                                                          ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                               --            (3,880)         (504,807)
                                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs          631,093         1,126,576         6,950,283
  Proceeds from issuance of Series A convertible preferred stock, net
     of stock issuance costs                                                        --                --           272,535
  Prepayment for future warrant exercises, net                                (210,000)               --            45,000
  Proceeds from notes payable - related party                                       --                --         1,487,036
  Collections from stock subscriptions                                              --                --           836,960
  Proceeds from settlement with Tampa Bay Financial                                 --                --           272,383
  Advances from Tampa Bay Financial, net                                            --                --           384,581
  Principal payments on capital lease obligation                               (59,320)          (31,565)         (330,250)
  Proceeds from convertible debenture                                               --                --           500,000
  Repayments of notes payable                                                       --           (44,940)         (433,809)
                                                                          ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      361,773         1,050,071         9,984,719
                                                                          ------------      ------------      ------------
NET INCREASE IN CASH AND CASH                                                 (305,217)          490,126           673,318
   EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIODS                                                                    978,535           265,921                --
                                                                          ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIODS                                 $    673,318      $    756,047      $    673,318
                                                                          ============      ============      ============

(continued)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                                           For the Period
                                                                For the Three          For the Three      December 10, 1998
                                                                Months Ended           Months Ended      (Date of Inception)
                                                               March 31, 2005         March 31, 2004      to March 31, 2005
                                                               ---------------       ---------------     ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                             $              --     $               --         $        --
                                                              =================     ==================         ===========

Interest paid                                                 $          14,237     $           17,283         $   107,903
                                                              =================     ==================         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint genomics, Inc. (Florida)                          $              --     $               --         $ 1,000,000
                                                              =================     ==================         ===========

Common stock issued for related party notes payable                          --     $               --         $ 1,211,322
                                                              =================     ==================         ===========

Unrealized loss on long-term investments                      $              --     $               --         $  (222,443)
                                                              =================     ==================         ===========

Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                    $              --     $               --         $ 2,000,000
                                                              =================     ==================         ===========

Dividends paid in stock of Heroes, Inc.                       $              --     $               --         $(1,988,228)
                                                              =================     ==================         ===========

Common stock issued for reorganization/court order
  arising from conversion of claim to stock                   $              --     $               --         $(2,905,000)
                                                              =================     ==================         ===========

Conversion of Tampa Bay Financial advances to stock           $              --     $               --         $   453,331
                                                              =================     ==================         ===========

Equipment leased under capital lease                          $              --     $           20,462         $   483,667
                                                              =================     ==================         ===========

Deferred compensation on grants of stock options              $              --     $               --         $   925,350
                                                              =================     ==================         ===========

Deferred compensation reduced for stock options cancelled     $              --     $          (19,950)        $  (190,833)
                                                              =================     ==================         ===========

Stock (issued)/to be issued for deferred compensation         $              --     $               --         $ 2,588,250
                                                              =================     ==================         ===========

Debenture converted into common stock                         $          44,000     $           50,000         $   354,000
                                                              =================     ==================         ===========

Common stock issued for satisfaction of accrued expenses      $              --     $          266,000         $   307,865
                                                              =================     ==================         ===========

Warrants issued for stock issuance costs                      $         195,408     $           15,635         $   473,041
                                                              =================     ==================         ===========

Preferred stock issued for satisfaction of accrued
expenses                                                      $              --     $               --         $   110,000
                                                              =================     ==================         ===========


                 See notes to consolidated financial statements

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc. ("DNAP Utah") was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida"). DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiary, DNAP Florida (collectively referred to as "DNAPrint genomics, Inc." "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

DNAPrint genomics Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our consumer products, forensic products, paternity services and genotyping services are increasing, our pharmacogenomics products are still in development.

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2005 and 2004, and the period December 10, 1998 through March 31, 2005, (b) the financial position at March 31, 2005, and (c) cash flows for the three-month periods ended March 31, 2005 and 2004, and the period December 10, 1998 through March 31, 2005, have been made.

The unaudited condensed consolidated interim financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made herein are adequate to make the information contained herein not misleading. The accompanying condensed consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB.

The results of operations and cash flows for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three months ended March 31, 2005 and 2004:

                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                       2005             2004
                                                       ----             ----

Net loss, as reported                              $  (906,292)     $(1,183,201)
Deduct: Fair value of stock-based employee
        compensation costs                              (2,871)          (7,944)
                                                   -----------      -----------
Pro forma net loss                                 $  (909,163)     $(1,191,145)
                                                   ===========      ===========

Loss per share:
 Basic and Diluted - as reported                   $     (0.00)     $     (0.00)
                                                   ===========      ===========
 Basic  and Diluted - pro forma                    $     (0.00)     $     (0.00)
                                                   ===========      ===========

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital deficiency and stockholders' deficit of approximately $537,199 and $267,525 at March 31, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of a convertible debenture and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three-month periods ended March 31, 2005 and 2004 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

NOTE D - CERTAIN EQUITY TRANSACTIONS

Conversion of Debenture and Exercise of Warrants

During the first three months of 2005, La Jolla Cove Investors, Inc. (LJCI) converted $44,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 660,000 shares of our common stock. The combined transactions resulted in us receiving cash of $422,765 net of $27,235 of cash stock issuance costs, reducing the prepaid warrant exercise amount by $210,000 and issuing 96,656,361 shares of our common stock.

Prepayment for Future Warrant Exercises

At March 31, 2005, LJCI had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for the month of February. In accordance with the LJCI agreement, at March 31, 2005, we had $45,000 recorded as prepaid warrant exercises for the future exercise of warrants and these warrants were exercised during April 2005.

Consulting Agreement

During the three months ended March 31, 2005, we recorded an expense of $2,918 for 486,310 shares of common stock to be issued in accordance with our agreement with a consultant. Based upon the date the services were completed, these shares were valued at the quoted market price of $0.006. At March 31, 2005, $7,369 is recorded as stock subscribed to this consultant for the 486,310 shares to be issued for the first quarter 2005 services provided and 250,560 shares to be issued for services provided during 2004.

Stock Subscribed

During the first quarter of 2005, we issued the 9,165,732 shares of our common stock that was issuable at December 31, 2004. This included: 9,009,191 shares of our common stock issued to LJCI as part of our agreement with them; and 156,541 shares of our common stock issued to a service provider in return for the services provided to us.

Warrant issued for consulting

We issued a five-year warrant for 7,407,407 shares of our common stock. This warrant has an exercise price of $.0135 and was valued at $139,030 based upon the Black-Scholes model. This will be expensed over the service period of the agreement. During the first quarter of 2005, we recorded $69,515 of expense related to this warrant and $69,515 remains in the deferred consulting account at March 31, 2005.

NOTE E-CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

NOTE F - SUBSEQUENT EVENTS

Conversion of Debenture and Exercise of Warrants

From April 1 through April 19, 2005, LJCI converted $12,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 180,000 shares of our common stock. The combined transactions resulted in our reducing the prepayment for future exercises of warrants account by $45,000, which was the balance of such account at December 31, 2004, receiving $84,555 of proceeds (net of $5,445 of stock issuance costs), recording a receivable of $45,000 from LJCI and issuing 40,851,061 shares of our common stock.

On April 5, 2005, we agreed to waive the minimum payment for the month of March which was due five days after the end of March. All remaining future minimum payments are due in accordance with the terms of the debenture agreement.

Beth Israel Deaconess Medical Center License Agreement

Effective April 4, 2005, we entered into a License Agreement (the "Agreement") with Beth Israel Deaconess Medical Center("Beth Israel"), a Massachusetts nonprofit corporation to develop a new, more potent and longer acting form of the anemia drug Erythropoietin ("EPO").

EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count. Under the Agreement, Beth Israel has granted us an exclusive license to United States and foreign patents related to certain forms of EPO. We have the right to develop, use, market and sell products derived from the licensed patents.

In exchange for the license, we paid Beth Israel a $25,000 signing fee and agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay Beth Israel an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the "forward-looking statements" safe harbor does not apply to our company because we issue "penny stock" and are exempt therefrom pursuant to
Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Quarterly Report on Form 10-QSB contains forward-looking statements. In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should,"

"would" and similar statements are intended to be among the statements that are forward-looking statements. We caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2004 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2004 and March 31, 2005 and the financial statements for the three months ended March 31, 2005 and 2004 included with this Form 10-QSB.

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

Allocation of Research and Development Costs

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees' time. During 2005, as raw materials became significant, we began recording inventory for our raw materials. As the raw materials are used, they are charged to research and development expense based upon actual usage for research and development. We continue to refine our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative. Over time we believe this change in allocating costs during 2004 based upon actual labor effort will result in a lower allocation of administrative costs to research and development. Also, as the Company hires employees, the department in which the employee is hired will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development the allocation to research and development for other administrative costs will increase as labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease as the labor effort percentage for research and development will have decreased. Changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

                                     Summary

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in the generation of significant revenues. We have chosen to focus on increasing sales volume in the consumer and forensic markets while continuing to develop products for introduction to the pharmacogenomics market. During 2005, we added five new distributors to sell our consumer products. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. We have reported that while sales of our forensic product DNAWitness(TM), paternity services and genotyping services have increased compared to the prior year, sales of our ancestry product, ANCESTRYbyDNA(TM) decreased. Our new consumer product EURO-DNA(TM) 1.0 was introduced in the marketplace in late 2004. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

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

We will continue work on OVANOME(TM), a Taxol screening diagnostic test, and STATINOME(TM), a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment, in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for a drug pipeline acquisition. Our recent licensing of a `Super' Erythropoietin (EPO) molecule from Beth Israel Deaconess Hospital (BIDMC) is a step forward in that direction. Our plans are to combine our ability to screen patients and track patient response to the standard form of EPO when compared to our newer, `Super EPO', we believe will improve our clinical efficacy and reduce the unwanted side-effects of standard EPO treatment for anemia. Our plans are to begin development of our new product and have GMP material ready for early stage pre-clinical development work by or during the first quarter of 2006 in accordance with our licensing agreement with BIDMC. Additionally, we anticipate sponsoring additional research and development at Dr. Sytkowski's laboratories in Boston, Massachusetts. Simultaneously, we anticipate beginning to work with clinicians at Massachusetts General Hospital for patient monitoring of standard EPO treatment of Kidney dialysis patients. Assuming we file an Investigational New Drug Application
(IND) and it is approved, we hope to commence clinical studies at Mass General and other centers that will be identified over time. We anticipate filing an IND application with the FDA in late 2006 or early 2007.

Internally, management will continue to develop and implement organizational policies and procedures to increase operating efficiency and move us closer to our goal of attaining and maintaining our planned principal operations.

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products; 2) introduce new and expanded products in the genealogy and forensic markets; 3) continue promoting our genotyping and paternity services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services. We expect to add personnel in the laboratory and in administration, as growth warrants. Capital expenditures needed for the next twelve months are discussed below under the section entitled "Liquidity and Capital Resources".

The following discussion of our historical financial results should be read against this background.

                              Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues and Cost of Sales

During the three months ended March 31, 2005 and 2004, revenues were $240,599 and $206,865, respectively, which is approximately a $34,000 increase. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of approximately $53,000 as of March 31, 2005. Deferred revenue resulted primarily from some ANCESTRYbyDNATM client testing that was not complete as of March 31, 2005. These amounts will be recognized as revenue in the second quarter of 2005.

The $34,000 increase in revenues from the same period in the prior year is a 16% increase that was a result of our sales of paternity services increasing by approximately $39,000 and genotyping services increasing approximately $30,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. Also EURO-DNA(TM) 1.0 was introduced to the general public in the fourth quarter of 2004 and contributed approximately $9,000 of revenue for the first quarter of 2005. This was offset by a decrease of approximately $43,000 from our ANCESTRYbyDNA(TM) sales. Our DNAWitness(TM) sales remained relatively flat at approximately $5,000 for the first quarter of 2005.

Paternity sales are generated primarily through our various distributors and from our website www.ancestrybydna.com. The majority of the increase in sales during 2005 compared to 2004 was from a distributor that was added during the second quarter of 2004. Paternity testing is an add-on service, and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy. One distributor accounted for approximately $40,000 of our paternity sales during the first quarter of 2005.

Genotyping sales were generated  primarily  through work with  universities with one university being our major client of this service. The increase of genotyping services of approximately $30,000 during the first quarter of 2005 compared to the same period in 2004 was the result of increased service provided to one university. To date, our genotyping service customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. During the first quarter of 2005, one university accounted for approximately $82,000 of our genotyping sales during the first quarter of 2005.

As part of our on-going genotyping contract services work for one our new customers, we have offered to perform ANCESTRYbyDNA testing services on 284 children suffering from a disease known as ALL or Acute Lymphocyte Leukemia and anticipate under a joint publication agreement to submit a manuscript for publication during 2005. Following this early pre-screening, the ALL program will test nearly 3,000 children afflicted with this disease in hopes that we will be better able to help the research hospital determine the genetic markers that are inherited and that may play a role in disease formation, advancement or remission. Treatment protocols or treatment regimes include multiple drug therapies and include, Taxol and Taxol like derivatives. It is too early to determine the potential benefits to the Company but we believe that our donation of our technology and services is crucial to the development of better and improved treatments for ALL. Currently, nearly 10-20% of the children afflicted with this disorder do not survive beyond 18-24 months after diagnosis. We believe that our technology combined with the research hospital's other work and including the contracted genotyping work performed by us for them, may help in reducing this dreadful statistic.

We continue to market our DNAWitness(TM) product through marketing to various agencies, our attendance at trade shows and through our relationships with Lynn Peavey catalog, Orchid Biosciences, ReliaGene Technologies and other distributors. During 2004, our products, DNAWitness(TM) 2.0, RETINOME, and EURO-Witness 1.0 were featured in the Lynn Peavey Company catalog and the Lynn Peavey Web site. We trained Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness(TM). Similarly, we have trained nearly 2,000 forensic personnel that include detectives, prosecutors and forensic scientists about our technology and its use. We anticipate continuing to train personnel on the use of our technology and products throughout 2005. Because these are new products and there are no similar products being marketed, we believe that forensic revenues will continue to fluctuate as we continue to research the markets and refine our sales and marketing strategy for our products. We have identified and applied for several grants and submitted our technology for federal review for applications that include human identification and terrorist tracking. We have not experienced and do not anticipate any funding of our research and development or deployment of our technology into any of these applications in 2005. We believe that the restraint of our sales in the forensics market does not originate from a lack of desire to use the technology by the detective or the prosecutor but rather a lack of funding for the increased staff that will be required to review cold case files, open new investigations or identify missing persons from stored human remains. We believe that the bulk of our investigative support will come through local and regional police, fire and detective agencies that do not require any federal funding to use our services and technology.

During the first quarter of 2005 compared to the same period in 2004, our sales of ANCESTRYbyDNA(TM) decreased approximately $43,000. When we introduced our ANCESTRYbyDNA(TM) 2.5 during 2004, we increased the pricing which has resulted in a lower volume of product sold, but at a higher margin. Also, the product is relatively new to the market, and we believe sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell this product. We introduced another ancestry product, EURO-DNA(TM) 1.0, during late 2004. Sales of our ancestry products were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. During early 2005, we entered into agreements with five new distributors to sell our ancestry products. One of our new distributors accounted for approximately $44,000 of sales during the first quarter of 2005.

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

While we continue to improve and refine our accounting systems, we currently do not segregate product costs by product or service. By December 31, 2004, our raw materials on hand had increased, therefore at December 31, 2004, we began recording inventory. We have been and continue to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts to initiating and developing our planned principal operations. We expect that our pharmacogenomic products and services, once introduced, will be our major revenue generator.

Management does not manage on a product cost basis at this time. Further, management does not allocate resources based on product lines. For the most part, personnel are not solely devoted to a product or a specific task. As a development stage company, personnel are required to perform a multitude of tasks including production and research and development. Revenue generation to date has not been substantial or steady enough to warrant segregation of duties. As such, labor costs vary from period to period. Further, we have not reached a stage where economies of scale are available to us. Production costs vary from period to period due to the level of revenue produced and research performed. We anticipate that as we move from a development stage company to an operating company, management will focus on product revenues, costs and the associated margins. As part of our effort to become an operating company, we continue to develop and refine our production processes for our introduced products; so that over time and as sales increase, an efficient process can be implemented and managed on an ongoing basis. In addition, we continue to work towards designing and establishing a cohesive marketing and sales effort for our introduced products. Although both the forensic and genealogy markets have been in existence for several years, our products are new and unique to their markets, and it requires market research and testing in order to arrive at the best way to present our products. We continue to test markets through primary market research and advertising. This effort is ongoing and will continue to develop as we gather information.

Cost of sales decreased from $151,429 (73% of revenues) in 2004 to $149,940 (62% of revenues) in 2005 for the first quarter. The decrease in cost of sales as a percent of revenues is due to higher sales and our refinement of our estimate and allocation of research and development costs. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues and our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research and Development Expenses

We continue to conduct research and development for all of our products. We continue our research work on STATINOMETM and ace inhibitor projects. We also, in conjunction with researchers at the Moffitt Cancer Center, continue work on OVANOMETM and other identified cancer projects. We continue to evaluate and analyze our preliminary results and to extend those results to other patients' samples for Taxol, Statins, and Ace inhibitor work.

We continue our work in forensics to expand the physical descriptors that can be derived from crime scene DNA samples. Our research also continued in hair color, skin shade, and we carried on work to improve our recently introduced eye color predictor model. Additionally, we continue to collect volunteer photo database samples and will incorporate those new samples into our forensic photo database array in the near future.

For the three-month periods ended March 31, 2005 and 2004, our research and development costs were $302,169 and $613,195 respectively. Our research and development costs consist primarily of raw materials and laboratory supplies, equipment expense, and facilities and employment-related costs. The decrease of approximately $311,000 in research and development expense in the first quarter of 2005 compared to the same period in 2004 resulted primarily from the Chief Medical Officer's and the allocation of other management's prior period stock grants and the associated taxes which were being expensed over their employment contracts. Some differences also result from our refinement in estimates and allocation of research and development costs.

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

We have begun development of our new licensed technology from Beth Israel Deaconess Hospital (BIDMC), known as `Super' EPO (Erythropoietin) used to treat kidney dialysis, cancer patients and immune transplant patients for anemia and anticipate spending between $500,000 to $800,000 in development costs to advance the product technology to a pre-clinical development stage during the remainder of 2005 and into the first and second quarter of 2006. Following the pre-clinical development program in 2006, we will file an Investigational New Drug Application with the FDA during late 2006 or during 2007 with the hopes of commencing human clinical trials sometime thereafter. At that point, our requirement for funding will increase significantly but also our technology will advance dramatically from a laboratory product into a product in development.

During 2005 we will also review the entire BIDMC patent estate and determine if any of the other patents available to us under the licensing agreement may be partnered, joint ventured, sub licensed or otherwise exploited to help offset the cost of Super EPO development.

In addition to the EPO development program, we have instituted a clinical development program at the Moffitt Cancer Research Center in Tampa, Florida.

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

For the three months ending March 31, 2005, selling, general and administrative expenses increased approximately $4,000, from $599,328 in 2004 to $603,495 in 2005. During 2005 compared to 2004, we incurred approximately $90,000 of lower compensation costs for the three top executives related mainly to the stock-based compensation costs for the top three executives were being amortized through May 2004. This was offset by an increase of approximately $54,000 of allocated expenses to selling, general and administrative and an increase of approximately $57,000 of consulting expense during 2005 compared to 2004.

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

Interest Expense

During the three months ended March 31, 2005, we recognized approximately $22,257 of interest expense as compared to $26,114 during the three months ended March 31, 2004. Approximately $3,000 of the interest incurred for 2005 is interest associated with our debenture and the remaining amount is interest on a loan from a related party and interest associated with various capital leases. For 2004, approximately $9,000 is interest associated with our debenture and the remaining amount is interest on a loan from a related party and interest associated with various capital leases.

Interest Income

During December 2004, we made a loan in Euros to a German company. We record the interest on this loan each period and any adjustments for the foreign currency translation are included in foreign currency loss included on our condensed consolidated statements of operations. We did not have any loans during 2004.

Foreign Currency Loss

At March 31, 2005, we recorded a foreign currency loss of $12,660 on a loan we made in Euros. Each period, we will record any gain or loss related to the foreign currency translation for that period. We did not have any foreign currency transactions during the first quarter of 2004.

Other Expense

Effective September 28, 2004, we entered into an Investment Agreement (the "Biofrontera Agreement") with Biofrontera AG, a German corporation ("Biofrontera") and the shareholders of Biofrontera to purchase certain Series B preferred shares of Biofrontera. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess Private
Equities Fund, II, L.P. The Biofrontera Agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera Agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera Agreement. We expensed $61,793 of costs that related to this transaction during the first quarter of 2005.

Liquidity and Capital Resources

General

During 2005, our operating requirements generated negative cash flow from operations as we continue to engage in testing and development of our products. Our cash used by operating activities for the three months ended March 31, 2005 was $666,990. We also had principal payments on capital lease obligations of approximately $59,000. The resulting cash shortfall was financed primarily through the exercise of non-detachable warrants and prepayment for future warrant exercises.

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

Effective April 4, 2005, we entered into a License Agreement (the "Agreement") with Beth Israel Deaconess Medical Center("Beth Israel"), a Massachusetts nonprofit corporation to develop a new, more potent and longer acting form of the anemia drug Erythropoietin ("EPO").

EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count. Under the Agreement, Beth Israel has granted us an exclusive license to United States and foreign patents related to certain forms of EPO. We have the right to develop, use, market and sell products derived from the licensed patents.

In exchange for the license, we paid Beth Israel a $25,000 signing fee and agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay Beth Israel an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide.

As part of our development strategy during late 2004, we entered into a relationship with Biofrontera AG, a cutting edge genomics/pharmaceutical company based in Europe. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess Private Equities Fund, II, L.P. The Biofrontera Agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera Agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera Agreement and expensed during the first quarter of 2005 $61,793 of costs associated with this deal.

Although the Biofrontera acquisition was terminated, we expect to use our $35 million dollar funding facility with Dutchess Equity Partners because of our previously stated goals and objectives to grow the business. We are currently seeking acquisition candidates that will meet criteria set out by our Board of Directors that include but are not limited to:

1. Positive Cash Flow
2. Profitable Operations
3. Market Recognition
4. Talented and Dedicated Staff
5. Complementary Certifications that can include: American Society of Forensic Laboratory Directors, American Blood Bank Certification or Clinical Laboratory Certification or other complementary certifications that will help us expand its products, services and research and development into consumer, forensics and pharmaceutical applications.

Using the Dutchess Equity Partners financing facility will require us to register a sufficient number of shares that we will then issue to Dutchess in return for up to $35 million in cash over a two-year period. We are seeking additional shareholder approval for a restructuring of our capital stock in order to use the Dutchess facility to fund our operations and complete future acquisitions.

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

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess agreement will fund our operating activities through 2005. The Dutchess agreement that we recently negotiated will provide up to $35 million in additional cash over a 24-month period to fund future acquisitions, if any, and provide operating cash flow. If our share price continues to remain weak; if our shareholders' do not approve an increase in capitalization; if the necessary registration statement is not completed, and if any number of adverse factors or events occur, we will not have enough equity to complete future acquisitions or possibly to continue operations beyond 2005. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital deficiency and a stockholders' deficit of approximately $537,199 and $267,525, respectively at March 31, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, and the issuance of a convertible debenture and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess funding will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants will be exercised and the requirements to initiate the Dutchess funding will be met and/or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

It is our intent, during 2005, to increase our marketing and sales personnel in our forensic and possibly our consumer markets. Current plans expect to add up to three personnel in these areas. During the first quarter of 2005, we added a shipping/receiving clerk in administration and as cash flow permits we plan on increasing our research staff through the addition of up to two post doctors. The post doctors would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition, we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, conditions and other unforeseen factors could impact the decision making process and as a result plans may change.

Off-Balance Sheet Arrangements

As of March 31, 2005, we have no off-balance sheet arrangements.

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

The Defendant withdrew all objection to our review of documents downloaded from his seized home computer. Based upon our review of the documents and report, we advised the Court that we believed these documents contained our confidential, proprietary and trade secret information. At that time the Court ordered a preliminary mediation to discuss resolution of the matter. We expect the mediation will be scheduled in the next 60 days.

Item 2. Changes in Securities

Use of Proceeds

We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statement has commenced, and as of March 31, 2005, we had received $5,855,000 in total proceeds associated with the offering. We incurred stock issuance costs and fees of $426,737 for a net receipt of $5,428,263.

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

We received $450,000 in proceeds during the first quarter of 2005 and incurred $28,906 in associated stock issuance costs and fees. During the quarter, we used approximately $726,000 of the total net proceeds for payroll of approximately $251,000, lease and note repayments of approximately $59,000, and miscellaneous monthly payments to our vendors for materials and supplies of approximately $416,000 leaving a cumulative balance of the net proceeds of the offering of approximately $414,000. Cumulative use of proceeds is approximately $5,014,000 comprised of payroll of approximately $2,068,000, lease and note repayments of approximately $216,000, working capital of approximately $2,673,000 and equipment purchases of approximately $57,000. We intend to use the remaining net proceeds from the offering for the purchase of capital equipment and for working capital. In addition, we may use a portion of the proceeds to fund acquisitions or lease real property.

Issuance of Unregistered Securities

During the first quarter of 2005, we issued a total of 156,541 shares of our common stock in exchange for services valued at approximately $3,131. These shares were issued to a consultant, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

Item 3. Defaults upon Senior Securities.

      NONE

Item 4. Submission of Matters to a Vote of Security Holders

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits.

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

                                                         DNAPrint genomics, Inc.
                                                         Registrant

Signature                  Title                                   Date

/s/ Richard Gabriel        President and Chief           May 16, 2005
--------------------       Executive Officer
Richard Gabriel

/s/ Monica Tamborini       Chief Financial Officer       May 16, 2005
--------------------
Monica Tamborini