Form 10KSB/A
period 2004-12-31
DNAPRINT GENOMICS INC
filed 2005-05-17
CIK 1127354

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

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

Historically, drugs have been developed and approved by the FDA for the overall population only. Drug discovery companies are now beginning to use pharmacogenomics technologies to develop drugs that are suitable for individuals or groups of individuals based upon their overall genetic composition. The advent of genomics and genomic based diagnostic testing has brought about the possibility of personalized medicine. We believe that this segment of the worldwide pharmaceutical market is expected to grow significantly in the coming decade. We believe the increase will be driven primarily by the flood of new drug targets identified through genomics and through the co-development of drugs and accompanying genomics response tests. Indeed recent press releases and television programs featuring Dr. Francis Collins, Head of the National Institutes of Health Human Genome Project, and Dr. Craig Venter, President of Celera, Inc. the firm that along with the NIH published the Human Genome, both have stated the importance of understanding the genetic heredity of diseases and their foundations in the human genome. DNAPrint has continued to explore and mine the relationship of a person's genetic ancestry with respect to genetic markers for disease, treatment of disease with medications and the origins of disease within the human genome.

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

      Despite the LJCI financing, we may need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

      -     we have no assets to pledge as security for the loan

      -     we are in poor financial condition

      -     we may be viewed as a high market risk

      In addition, pursuant to a certain Investment Agreement with Dutchess Private Equities Fund, II, L.P., Dutchess has committed to purchase our common stock on a monthly basis up to an aggregate purchase price of $35 million over a two-year period. At a closing price of $0.012 as of December 30, 2004, if Dutchess received a put notice from us to purchase $500,000 of our common stock, it would receive 28,935,185 shares. As of December 30, 2004, the volume of shares of our common stock was 8,185,951 and if Dutchess sold all 28,935,185 shares on such date, it would cause a depressive effect on the market price of our common stock. This decrease in our market price may hinder our ability to obtain necessary funding from certain sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from various financial institutions where possible.

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

         DNAPrint genomics, Inc.

         By: /s/ Richard Gabriel
             ----------------------------------
                 Richard Gabriel, CEO, Director
         Date:   May 17, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                   TITLE                 DATE
       ---------                   -----                 ----

/s/ Richard Gabriel            CEO/President,        May 17, 2005
--------------------           Director
    Richard Gabriel

/s/ Monica Tamborini           CFO                   May 17, 2005
--------------------
    Monica Tamborini

/s/ Hector Gomez               Director              May 17, 2005
--------------------
    Hector Gomez

/s/ Tony Frudakis              Director              May 17, 2005
--------------------
    Tony Frudakis