Form 10QSB
period 2005-06-30
DNAPRINT GENOMICS INC
filed 2005-08-15
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2005.

|X| Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

                         Commission File Number: 0-31905

                             DNAPrint genomics, Inc.
               (Exact name of registrant as specified in charter)

             Utah                                               59-2780520
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

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

                                 YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of July 12, 2005

                 63,442,890 shares after 20 for 1 reverse split

Transitional Small Business Disclosure Format:

                                 YES |_| NO |X|

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of June 30, 2005
            and December 31, 2004 .............................................4

          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2005 and 2004, and the period December 10, 1998 (date of inception) to June 30,
            2005 ..............................................................5

          Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2005 and 2004, and the period
            December 10, 1998 (date of inception) to June 30, 2005 ............6

          Notes to Condensed Consolidated Financial Statements ................8


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................16

Item 3.  Controls and Procedures .............................................30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................30
Item 2.  Changes in Securities ...............................................30
Item 3.  Defaults Upon Senior Securities .....................................31
Item 4.  Submission of Matters to a Vote of Securities Holders ...............31
Item 5.  Other Information ...................................................31
Item 6.  Exhibits ............................................................31
         Signatures ..........................................................32
         Certifications ......................................................32

                                     PART I

                           FORWARD-LOOKING STATEMENTS

      Although the "forward-looking statements" safe harbor does not apply to our company because we issue "penny stock" and are exempt therefrom pursuant to
Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended, certain statements contained in this filing are "forward-looking statements," such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

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

Item 1.
                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                    June 30, 2005     December 31, 2004
                                                                                     (Unaudited)
                                                                                     ------------        ------------
CURRENT ASSETS:
Cash and cash equivalents                                                            $    482,877        $    978,535
Accounts receivable (net of allowance for doubtful accounts of $8,740 for 2005 and
    $500 for 2004)                                                                        137,492              43,566
Inventory                                                                                 138,572              65,279
Receivable from Biofrontera                                                               179,285             193,683
Prepaid expenses and other current assets                                                 453,779             125,065
                                                                                     ------------        ------------
      Total current assets                                                              1,392,005           1,406,128
PROPERTY AND EQUIPMENT (net of accumulated depreciation
    and amortization of  $607,210 for 2005 and  $504,101 for 2004)                        491,022             380,262
OTHER ASSETS:
Deposit on investment in Biofrontera                                                    1,819,950                  --
Goodwill and other intangibles                                                            293,137                  --
Other assets                                                                               15,000               5,000
                                                                                     ------------        ------------
     Total other assets                                                                 2,128,087               5,000
                                                                                     ------------        ------------
TOTAL                                                                                $  4,011,114        $  1,791,390
                                                                                     ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                                     $    463,714        $    352,718
Accrued Expenses                                                                          780,602             672,539
Deferred Revenue                                                                           54,710              42,126
Convertible debentures - current                                                           99,000             161,000
Notes payable                                                                           1,300,000                  --
Notes payable to related parties                                                          213,943             215,034
Capital lease obligation - current                                                        135,504             128,128
                                                                                     ------------        ------------
      Total current liabilities                                                         3,047,473           1,571,545
Capital lease obligation - long-term                                                       45,808              95,310
Convertible debenture - (converted between January 1, 2005 and February 25, 2005)              --              29,000
                                                                                     ------------        ------------
       Total liabilities                                                                3,093,281           1,695,855
                                                                                     ------------        ------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A Series A convertible preferred stock,
   50,000 shares authorized; 40,000 shares
      issued and outstanding; $400,000 liquidation value                                      400                 400
Common stock, $.01 par value, 1,500,000,000 shares authorized; 1,218,254,147 and
   939,124,254 shares issued and outstanding, for 2005 and 2004, respectively          12,182,541           9,391,243
Common stock subscribed (26,684,352 and 9,416,292 shares for 2005 and 2004,               266,844              94,162
respectively
Additional paid-in capital                                                             17,657,403          18,170,988
Prepaid warrant exercises                                                                 465,000             255,000
Deferred stock compensation and consulting                                                (49,417)            (26,071)
Deficit incurred prior to development stage                                            (7,427,422)         (7,427,422)
Deficit accumulated during the development stage                                      (22,177,516)        (20,362,765)
                                                                                     ------------        ------------
      Total stockholders' equity                                                          917,833              95,535
                                                                                     ------------        ------------
TOTAL                                                                                $  4,011,114        $  1,791,390
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

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                   For the Period
                                                                                                                     December 10,
                                                                                                                       1998 to
                                              Three months ended June 30,          Six months ended June 30,           June 30,
                                          ----------------------------------   ----------------------------------   ---------------
                                                2005               2004              2005               2004              2005
                                          ---------------    ---------------   ---------------    ---------------   ---------------
REVENUES                                  $       348,888    $       276,413   $       589,487    $       483,278   $     2,355,695

COST OF SALES                                     260,263            175,174           410,203            326,603         1,523,230
                                          ---------------    ---------------   ---------------    ---------------   ---------------

Gross Profit                                       88,625            101,239           179,284            156,675           832,465
                                          ---------------    ---------------   ---------------    ---------------   ---------------

OTHER OPERATING EXPENSES:
Research and development                          495,191            428,019           797,360          1,041,214         9,443,027
Selling, general and administrative               483,382            409,126         1,086,877          1,008,454         8,986,813
                                          ---------------    ---------------   ---------------    ---------------   ---------------
   Total  other operating expenses                978,573            837,145         1,884,237          2,049,668        18,429,840
                                          ---------------    ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                             (889,948)          (735,906)       (1,704,953)        (1,892,993)      (17,597,375)
                                          ---------------    ---------------   ---------------    ---------------   ---------------

OTHER INCOME (EXPENSES):

Interest expense                                  (11,403)           (22,005)          (33,660)           (48,119)       (1,501,517)

Interest income                                     5,292                 --            10,715                 --            10,715
Intrinsic value of convertible debt and
    non-detachable warrants                            --                 --                --                 --          (500,000)

Sale of option to Orchid Biosciences                   --                 --                --                 --           353,090

Loss on disposal of investments                        --                 --                --                 --          (349,006)

Stock-based settlement expense                         --                 --                --                 --          (152,437)

Foreign currency loss                             (12,400)                --           (25,060)                --           (25,060)

Other expenses                                         --                 --           (61,793)                --          (427,698)
                                          ---------------    ---------------   ---------------    ---------------   ---------------

   Total other income (expenses) - net            (18,511)           (22,005)         (109,798)           (48,119)       (2,591,913)


                                          ---------------    ---------------   ---------------    ---------------   ---------------
NET LOSS                                  $      (908,459)   $      (757,911)  $    (1,814,751)   $    (1,941,112)  $   (20,189,288)
                                          ===============    ===============   ===============    ===============   ===============

NET LOSS PER SHARE - Basic and Diluted    $         (0.00)   $         (0.00)  $         (0.00)   $         (0.00)  $         (0.04)
                                          ===============    ===============   ===============    ===============   ===============

SHARES USED IN COMPUTING NET

  LOSS PER SHARE- Basic and Diluted         1,134,051,871        683,231,870     1,063,122,368        615,643,043       492,031,915
                                          ===============    ===============   ===============    ===============   ===============

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

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                          For the Period
                                                                         For the Six      For the Six    December 10, 1998
                                                                        Months Ended     Months Ended   (Date of Inception)
                                                                        June 30, 2005    June 30, 2004   to June 30, 2005
                                                                        ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (1,814,751)     $ (1,941,112)     $(20,189,288)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                              105,741            98,185           777,432
  Provision for bad debts                                                         --                --            11,738
  Impairment of assets                                                            --                --           254,434
  Loss on disposal of investments                                                 --                --            11,772
  Loss on disposal of property and equipment                                      --                --             5,039
  Loss on foreign currency transaction                                        25,060                --            25,060
  Amortization of deferred stock compensation and consulting                 115,684           666,839         1,468,474
  Amortization of deferred compensation                                           --           179,691           919,792
  Common stock issued for interest expense on related party notes
    payable                                                                       --                --         1,300,378
  Common stock issued for reorganization/court order                              --                --           343,000
  Common stock issued for services                                             8,273            21,477         2,272,055
  Common stock issued for bankruptcy settlement                                   --                --            28,080
  Stock issued for settlement                                                     --                --           152,437
  Intrinsic value of the convertible debt and non-detachable warrants             --                --           500,000
  Stock-based compensation                                                        --                --         1,943,906
  Changes in operating assets and liabilities, net of effect of acquisitions:
      (Increase) decrease in receivables                                     (74,276)         (123,604)          196,111
      (Increase) decrease in inventory                                       (62,123)               --          (127,402)
      Decrease (increase) in prepaid expenses and other assets                23,914           (51,309)       (1,066,319)
      (Decrease) increase in accounts payable, deferred revenue and
      accrued liabilities                                                    128,957          (668,274)        1,490,176
                                                                        ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                     (1,543,521)       (1,818,107)       (9,683,125)
                                                                        ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (75,872)          (16,480)         (908,370)
  Proceeds from disposal of property and equipment                                --                --            10,100
  Loan to Biofrontera                                                             --                --          (193,683)
  Deposit on investment in Biofrontera                                    (1,819,950)               --        (1,819,950)
  Net bankruptcy adjustment                                                       --                --           511,274
                                                                        ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (1,895,822)          (16,480)       (2,400,629)
                                                                        ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs      1,401,309         1,858,666         7,720,499
  Proceeds from issuance of Series A convertible preferred stock, net
     of stock issuance costs                                                      --                --           272,535
  Prepayment for future warrant exercises, net                               210,000                --           465,000
  Proceeds from notes payable - related party                                     --                --         1,487,036
  Collections from stock subscriptions                                            --                --           836,960
  Proceeds from settlement with Tampa Bay Financial                               --                --           272,383
  Advances from Tampa Bay Financial, net                                          --                --           384,581
  Principal payments on capital lease obligation                             (84,383)          (59,350)         (355,313)
  Proceeds from convertible debenture and notes payable, net of costs      1,417,850                --         1,917,850
  Repayments of notes payable                                                 (1,091)          (44,940)         (434,900)
                                                                        ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,943,685         1,754,376        12,566,631
                                                                        ------------      ------------      ------------
NET INCREASE IN CASH AND CASH                                               (495,658)          (80,211)          482,877
   EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIODS                                                                  978,535           265,921                --
                                                                        ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIODS                               $    482,877      $    185,710      $    482,877
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

--------------------------------------------------------------------------------
(continued)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                         For the Period
                                                               For the Six           For the Six         December 10, 1998
                                                               Months Ended         Months Ended       (Date of Inception)
                                                              June 30, 2005         June 30, 2004        to June 30, 2005
                                                            -------------------   -------------------   -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                           $                --   $                --   $                --
                                                            ===================   ===================   ===================

Interest paid                                               $            20,919   $            27,891   $           114,858
                                                            ===================   ===================   ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint genomics, Inc. (Florida)                        $                --   $                --   $         1,000,000
                                                            ===================   ===================   ===================

Common stock issued for related party notes payable                          --   $                --   $         1,211,322
                                                            ===================   ===================   ===================

Unrealized loss on long-term investments                    $                --   $                --   $          (222,443)
                                                            ===================   ===================   ===================

Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                  $                --   $                --   $         2,000,000
                                                            ===================   ===================   ===================

Dividends paid in stock of Heroes, Inc.                     $                --   $                --   $        (1,988,228)
                                                            ===================   ===================   ===================

Common stock issued for reorganization/court order
  arising from conversion of claim to stock                 $                --   $                --   $        (2,905,000)
                                                            ===================   ===================   ===================

Conversion of Tampa Bay Financial advances to stock         $                --   $                --   $           453,331
                                                            ===================   ===================   ===================

Equipment leased under capital lease                        $                --   $            20,462   $           483,667
                                                            ===================   ===================   ===================

Deferred compensation on grants of stock options            $                --   $                --   $           925,350
                                                            ===================   ===================   ===================

Deferred compensation reduced for stock options cancelled   $                --   $           (19,950)  $          (190,833)
                                                            ===================   ===================   ===================

Stock (issued)/to be issued for deferred compensation       $                --   $                --   $         2,588,250
                                                            ===================   ===================   ===================

Debenture converted into common stock                       $            91,000   $           107,000   $           401,000
                                                            ===================   ===================   ===================

Common stock issued for satisfaction of accrued expenses    $                --   $           266,000   $           307,865
                                                            ===================   ===================   ===================

Warrants issued for stock issuance costs, notes payable
    fees and consulting                                     $           489,901   $            47,837   $           767,534
                                                            ===================   ===================   ===================

Intrinsic value of convertible debt and non-detachable
warrants                                                    $           250,000                     $   $           250,000
                                                            ===================   ===================   ===================

Acquisition of Trace Genetics for common stock and
warrants                                                    $           318,283                     $   $           318,283
                                                            ===================   ===================   ===================

Preferred stock issued for satisfaction of accrued
expenses                                                    $                --   $                --   $           110,000
                                                            ===================   ===================   ===================

--------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                             DNAPrint genomics, Inc.
                             -----------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint genomics, Inc. ("DNAP Utah") was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint genomics, Inc. a Florida corporation ("DNAP Florida"). On June 17, 2005, we acquired Trace Genetics, Inc. ("Trace Genetics"). DNAP Florida and Trace Genetics specialize in the research and development of genomic products and provide scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. As a result of these acquisitions, the accompanying consolidated financial statements include the accounts of DNAP Utah and its wholly-owned operating subsidiaries, DNAP Florida and Trace Genetics (collectively referred to as "DNAPrint genomics, Inc." "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six- month periods ended June 30, 2005 and 2004, and the period December 10, 1998 through June 30, 2005, (b) the financial position at June 30, 2005, and (c) cash flows for the six-month periods ended June 30, 2005 and 2004, and the period December 10, 1998 through June 30, 2005, have been made.

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

The results of operations and cash flows for the six-month period ended June 30, 2005 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and six months ended June 30, 2005 and 2004:

                                                       Three months ended                   Six months ended
                                                            June 30,                           June 30,
                                              ----------------------------------    ----------------------------------
                                                   2005               2004               2005               2004
                                              ---------------    ---------------    ---------------    ---------------
Net loss, as reported                         $      (908,459)   $      (757,911)   $    (1,814,751)   $    (1,941,112)
Deduct:  Fair value of stock-based employee
          compensation costs                          (20,205)            (7,944)           (23,076)           (15,888)
                                              ---------------    ---------------    ---------------    ---------------
Pro forma net loss                            $      (928,664)   $      (765,855)   $    (1,837,827)   $    (1,957,000)
                                              ===============    ===============    ===============    ===============

Loss per share:
   Basic and Diluted - as reported            $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)
                                              ===============    ===============    ===============    ===============
   Basic  and Diluted - pro forma             $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)
                                              ===============    ===============    ===============    ===============

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Intangible Assets

Intangible assets are comprised of goodwill and other intangibles arising from the Trace Genetics, Inc. acquisition. We apply the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, an annual impairment test for goodwill and intangible assets with indefinite lives. As of June 30, 2005, we are in the process of evaluating the intangibles acquired in the Trace Genetics, Inc. acquisition, thus the purchase price allocation between goodwill and other intangibles has not been finalized and is subject to change.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital deficiency of approximately $1,655,468 at June 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P ("Dutchess"), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the put notices to Dutchess and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will be exercised and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three- and six-month periods ended June 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

The following table summarizes our common stock equivalents outstanding at June 30, 2005 which may dilute future earning per share.

              Convertible notes **             711,397,444
              Convertible preferred stock **    51,334,702
              Warrants and options              78,625,362
                                               -----------
                                               841,357,508
                                               ===========

      ** The amount of shares the convertible notes and convertible preferred stock was estimated using the conversion price at June 30, 2005. The conversion price varies based upon the price of our common stock.

NOTE D - TRACE GENETICS ACQUISITION

On June 17, 2005, we entered into a stock purchase agreement to acquire all of the stock of Trace Genetics, a California corporation that specializes in genetic ancestry testing. Under the agreement, we issued twenty-five million shares of our common stock and granted warrants to purchase five million shares of our common stock to the prior Trace Genetics shareholders. The twenty-five million shares were valued at $270,000 based on quoted market price, and the warrants were valued at $48,283 based upon the Black Scholes option pricing model.

We included the results of Trace Genetics in our financial statements beginning June 17, 2005 (the closing date of the transaction). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change.

             Accounts receivable              $  19,650
             Other current assets                 9,810
             Fixed assets                       140,629
             Goodwill and other intangibles     293,137
                                              ---------
                 Total assets acquired          463,226
                                              ---------
             Accrued expenses and payables     (102,686)
             Capital lease obligation           (42,257)
                                              ---------
                 Total liabilities assumed     (144,943)
                                              ---------
             Total purchase price             $ 318,283
                                              =========

NOTE E - UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR ACQUISITION

The following unaudited pro forma consolidated financial information presents the combined results of our operations as if the acquisition had occurred on January 1, 2004. The unaudited pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. Summarized unaudited pro forma consolidated results were as follows:

                                                                                                                 For the
                                                                                                                  Period
                                                                                                                December 10,
                                                                                                                   1998
                                                                                                                  (Date of
                                For the three months ended June 30,      For the six months ended June 30,      Inception) to
                                        2005          2004                     2005            2004             June 30, 2005
                                   ------------    ------------            ------------    ------------         ------------
Revenues                           $    402,290    $    311,879            $    714,349    $    518,744         $  2,628,004
Net loss                           $   (937,842)   $   (858,676)           $ (1,954,479)   $ (2,042,077)        $(20,734,905)

Basic and Diluted loss per share   $      (0.00)   $      (0.00)           $      (0.00)   $      (0.00)        $      (0.04)

NOTE F - NOTES PAYABLE, CONVERTIBLE DEBT AND LINE OF CREDIT

Dutchess note
-------------

On June 30, 2005, we issued to Dutchess a promissory note in the amount of $1,560,000 for a purchase price of $1,300,000. The difference of $260,000 was recorded as a discount on debt and will be amortized to interest expense over the six-month term of the note. The note is due and payable in full on January 30, 2006. Other than the $260,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note G below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess twenty-five million shares of restricted common stock, which were subsequently registered in July. The value recorded for these shares was $242,500. We also paid $52,000 of fees to Athena. The total fees of $359,500 are recorded as deferred financing fees and will be amortized to interest expense over the term of the note.

La Jolla Convertible Debenture
------------------------------

On June 28, 2005, La Jolla Cove Investors, Inc. (La Jolla) exercised their right to increase their note by $250,000 with the same terms as the previous convertible debenture except the annual interest rate is two percent. We pay interest on a monthly basis with a principal balloon payment due on the maturity date of June 28, 2007. Per the agreement, La Jolla shall convert at least 5% of the face value of the debenture each calendar month into our common shares. The number of common stock shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by sixteen, minus the product of the conversion price multiplied by fifteen times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) $0.20 or (ii) 80% of the average of the five lowest daily value weighted average price of our common stock during the twenty trading days prior to La Jolla's election to convert.

Per the agreement, if La Jolla would be deemed the beneficial owner of more than 4.99% of the then outstanding share of our common stock, then La Jolla shall not have the right to convert any portion of this debenture that would exceed 4.99%

The non-detachable warrants must be exercised concurrently with the conversion of debt to common stock by La Jolla. La Jolla has the right to exercise warrants equaling fifteen times the dollar amount of the debenture being converted at an exercise price of $1.00. If La Jolla does not convert at least 5% of the warrants per month, then La Jolla will not be able to collect interest on the debenture for that month. The 3,750,000 warrants issued to La Jolla expire on June 28, 2007.

We recorded $250,000 for the intrinsic value associated with the convertible debt and non-detachable warrants which was recorded as a discount to the debt and capitalized $15,000 of deferred financing costs. The debt discount and the deferred financing costs will be amortized to interest expense over the two-year term of the note.

Line of Credit
--------------

During May 2005, we renewed our $50,000 line of credit for an additional year. The interest rate is two percent over the Bank of America prime rate. At June 30, 2005, we did not have any outstanding balance on this line of credit.

NOTE G - CERTAIN EQUITY TRANSACTIONS

Conversion of Debenture and Exercise of Warrants
------------------------------------------------

During the first six months of 2005, La Jolla converted $91,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 1,365,000 shares of our common stock and prepaying for future warrant exercises of $210,000. The combined transactions resulted in us receiving cash of $1,480,155, net of $94,845 of cash stock issuance costs, increasing the prepaid warrant exercise amount by $210,000 and issuing 230,343,460 shares of our common stock.

Prepayment for Future Warrant Exercises
---------------------------------------

At June 30, 2005, La Jolla had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for the month of May and June. In accordance with the La Jolla agreement, at June 30, 2005, we had $465,000 recorded as prepaid warrant exercises for the future exercise of warrants.

Dutchess Put Notices
--------------------

On September 28, 2004, we entered into an investment agreement with Dutchess, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period. The Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice. During June, we exercised put notices in accordance with our agreement and received $134,178 of cash proceeds, net of $5,897 of cash stock issuance costs for which we issued 13,883,830 shares of our common stock to Dutchess.

Consulting Agreement
--------------------

During the six months ended June 30, 2005, we recorded an expense of $8,272 for 1,014,199 shares of common stock to be issued in accordance with our agreement with a consultant. Based upon the date the services were completed, these shares were valued at the quoted market price of a range from $0.006 to $0.01. At June 30, 2005, we recorded $5,279 as stock subscribed to this consultant for the 527,889 shares to be issued for the second quarter 2005 services provided.

Stock Subscribed
----------------

During the first six months of 2005, we issued the 9,416,292 shares of our common stock that was issuable at December 31, 2004. This included: 9,009,191 shares of our common stock issued to La Jolla as part of our agreement with them; and 407,101 shares of our common stock issued to a service provider in return for the services provided to us.

Warrant issued for consulting
-----------------------------

We issued a five-year warrant for 7,407,407 shares of our common stock. This warrant has an exercise price of $0.0135 and was valued at $139,030 based upon the Black-Scholes model. This will be expensed over the service period of the agreement. During the six months ended June 30, 2005, we recorded $104,273 of expense related to this warrant and $34,757 remains in the deferred consulting account at June 30, 2005.

Options Granted
---------------

During June of 2005, we granted four-year options to purchase 15,000,000 shares of our common stock to three employees. These options have an exercise price of $0.02. At the date of grant the intrinsic value was -0-, therefore no expense was recorded for these options.

NOTE H - COMMITMENTS

Beth Israel Deaconess Medical Center License Agreement
------------------------------------------------------

Effective April 4, 2005, we entered into a license agreement with Beth Israel Deaconess Medical Center("Beth Israel"), a Massachusetts nonprofit corporation to develop a new, more potent and longer acting form of the anemia drug Erythropoietin ("EPO").

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

In exchange for the license, we paid Beth Israel a $25,000 signing fee and agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay Beth Israel an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide. At June 30, 2005, we had recorded the $25,000 as research and development costs.

Consulting Agreement with Dr. Arthur Sytkowski
----------------------------------------------

On June 7, 2005, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel to consult on the development of a new, more potent and longer acting form of EPO. Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for six months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $310,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license. At June 30, 2005, we had recorded $10,000 as research and development costs.

Collaborative Research Agreement with Beth Israel
-------------------------------------------------

During late June, we entered into a collaborative research agreement with Beth Israel to provide three researchers to us over a six-month period to conduct certain research work related to our EPO research. The cost of this work is $150,890. We paid $75,445 in early July 2005 and the remaining $75,445 will be due 90 days thereafter.

Consultant Agreement with Member of Our Scientific Advisory Board
-----------------------------------------------------------------

During May 2005, we entered into a one-year agreement with our Scientific Advisory Board member, to continue collaboration with us to develop commercial tests for genetic ancestry and particular physical phenotypes. We have agreed to compensate this consultant with quarterly payments of $4,000 and 50,000 shares of our common stock. The term of this agreement is one year with automatic renewals each year unless either party provides written notice of its intent not to renew within thirty days prior to the annual anniversaries of this agreement. During May 2005, we also entered into a license agreement with this consultant. This license will remain in force in perpetuity as long as we are not in default of the agreement. We agreed to provide the consultant with a number of shares of our common stock equal to 2.5% of the net revenues derived from a product and any subsequent versions of the products developed with his help.

Investment in Biofrontera
-------------------------

At June 30, 2005, we had funded $1,819,950 into escrow in conjunction with an investment in Biofrontera, a German company in the pharmaceutical business. See Note J below where we entered into an agreement with Biofrontera on July 8, 2005.

NOTE I - CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

NOTE J - SUBSEQUENT EVENTS

Conversion of Debenture and Exercise of Warrants
------------------------------------------------

From July 1 through July 29, 2005, La Jolla converted $8,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 120,000 shares of our common stock. The combined transactions resulted in our reducing the prepayment for future exercises of warrants account by $120,000, and issuing 19,214,100 shares of our common stock pre-reverse split (960,705 shares post twenty-for-one reverse stock split).

Dutchess Put Notices

From July 1 to July 29, 2005, we exercised put notices in accordance with our agreement with Dutchess and received $201,829 of cash proceeds, net of $8,560 of cash stock issuance costs for which we issued 31,943,000 shares of our common stock pre-reverse split (1,597,150 shares post twenty-for-one reverse stock split) to Dutchess. We used $105,195 of these proceeds as principal payments on our note payable with Dutchess.

Investment in Biofrontera
-------------------------

On July 8, 2005, we entered into an agreement to purchase, and simultaneously closed upon the purchase of, up to an 18% equity interest in Biofrontera AG ("Biofrontera"), a German company in the pharmaceutical business. We purchased the interest in Biofrontera from Technologie-Beteiligungs-Gesellschaft mbH, an instrumentality of the German government. The securities purchased were shares of Biofrontera's series A Preferred Stock, as well as certain debt instruments.

We paid approximately 1.8 million Euros ($2.1 million) for the interest in Biofrontera. At June 30, 2005, approximately $1.8 million of these funds were in escrow and recorded as a deposit on investment in Biofrontera on our balance sheet. In connection with the transaction, two of the members of our Board of Directors, Richard Gabriel and Hector Gomez, were retained on the Biofrontera board.

In addition, to induce the shareholders of Biofrontera to consent to the transaction, we entered into a put agreement with another Biofrontera shareholder, Heidelberg Innovation. Pursuant to this agreement, if by December 31, 2005 Biofrontera does not complete its current offering of debt securities for at least 10 million Euro, Heidelberg Innovation may require us to purchase Heidelberg Innovation's ownership interest in Biofrontera of approximately 49% for 1.6 million Euro (approximately $1.96 million).

Reverse Stock Split
-------------------

At the 2005 annual shareholder meeting, the shareholders approved an amendment to our Articles of Incorporation. Pursuant to this approval, the Board of Directors amended our Articles of Incorporation to reflect for each twenty shares of our common stock issued and outstanding on July 12, 2005 are combined into one share (or fraction thereof) of our common stock. The number of shares outstanding at July 12, 2005 after this reverse stock split was 63,442,890. We continue to have 1,500,000,000 shares of authorized common stock.

Preferred Stock Converted to Common Stock
-----------------------------------------

During July 2005, preferred stock shareholders converted 24,000 shares of preferred stock into 30,769,231 shares of our common stock.

Amendment to Stock Incentive Plan
---------------------------------

On August 3, 2005, the Board of Directors increased the number of shares in our stock incentive plan to 17,500,000 after the twenty-for-one reverse stock split (350,000,000 shares prior to the twenty-for-one reverse stock split).

Stock Options Granted to Management
-----------------------------------

On August 3, 2005, the Board of Directors granted options to purchase 12,500,000 shares after the twenty-for-one reverse stock split (250,000,000 shares prior to the twenty-for-one reverse stock split) of our common stock to four of executives at a strike price of $0.10 per share after the twenty-for-one reverse stock split ($0.005 per share prior to the twenty-for-one reverse stock split). No expense will be recorded as the intrinsic value of these stock grants are -0-.

Dutchess Note
-------------

On August 1, 2005, we issued to Dutchess a promissory note in the amount of $840,000 for a purchase price of $700,000. The difference of $140,000 was recorded as a discount on debt and will be amortized to interest expense over the one-year term of the note. The note is due and payable in full on August 1, 2006. Other than the $140,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note G above). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and will issue 2.5 million shares of restructed common stock. The value recorded for these shares will be $225,000. We also paid $28,000 of fees to Athena. The total fees of $318,000 will be recorded as deferred financing fees and will be amortized to interest expense over the term of the note.

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

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2004 and June 30, 2005 and the financial statements for the three and six months ended June 30, 2005 and 2004 included with this Form 10-QSB.

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

Asset Impairment
----------------

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. Since we are in the developmental stage, we do not have much history to determine our estimated cash flows. If we do not meet our targeted cash flows for our services and if the estimated disposition of the equipment is lower, this could result in a write-down of our equipment. Our equipment is very specialized equipment related to genomics research, and there probably will not be a large demand for our used equipment. The amount of our net fixed assets is the amount of the maximum risk if our assumptions were not correct. Each year the assets will have higher depreciation and the maximum risk will decrease correspondingly.

Allocation of Research and Development Costs
--------------------------------------------

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees' time. During 2005, as raw materials became significant, we began recording inventory for our raw materials. As the raw materials are used, they are charged to research and development expense based upon actual usage for research and development. We continue to refine our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative. Over time we believe this change in allocating costs during 2004 based upon actual labor effort will result in a lower allocation of administrative costs to research and development. Also, as we hire employees, the department in which the employee is hired will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development, the allocation to research and development for other administrative costs will increase because labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease because the labor effort percentage for research and development will have decreased. Changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

Valuation of Goodwill
---------------------

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. This annual impairment test is performed in the last quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the Company to the amount of goodwill recorded. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Although the Company's management believes that the estimates and assumptions used are reasonable, actual results could differ.

                                     Summary

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in the generation of significant revenues. We have chosen to focus on increasing sales volume in the consumer and forensic markets while continuing to develop products for introduction to the pharmacogenomics market. During 2005, we added six new distributors to sell our consumer products. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. We have reported that while sales of our ancestry product, ANCESTRYbyDNA(TM) and paternity services have increased compared to the prior year, sales of forensic product DNAWitness(TM) and genotyping services decreased. Our new consumer product EURO-DNA(TM) 1.0 was introduced in the marketplace in late 2004. We acquired
Trace Genetics late during the second quarter and during the third quarter expect to see an increase in their revenue contribution. Trace Genetics brings two new complementary technologies to our autosomal testing for determining the percentage of a person's ancestry: Y-chromosome testing for tracing ancestry by following the direct paternal line and mitochondrial (mtDNA (TM)) testing for the direct maternal line. Trace also maintains one of the largest Native American mtDNA(TM) databanks which, when combined with DNAPrint's, will be one of the largest in North America. Other similarly large databases are controlled by groups such as the Sorensen foundation, various Native American foundations and tribes, and some Universities. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

Management continues to implement and refine operational procedures and controls to support future growth and development. We intend to support research and development as a vital component of our overall growth strategy. Until potential customers are familiar with our technology and products, which will come from continued research and development and proven market use, it is unlikely that we will generate significant revenue. Management plans to continue to focus on increasing sales in the market areas of forensics and genealogy and to move towards the introduction of new and expanded products in these markets. During July 2005, we expanded our DNAWitnessTM product suite which now includes:

      DNAWitness(TM) 2.5 -- Tests crime scene DNA to assist detectives, forensic scientists and medical examiners in corroborating eyewitness reports and confirming suspect identities. DNAWitness(TM) 2.5 provides a BioGeographical Ancestry report that includes a photo database for reference samples of individuals. Reported ancestral origins are Sub-Saharan African, Native American, East Asian and Indo-European.

      EuroWitnessTM 1.0 -- Tests crime scene DNA to determine more specific geographic origins if the test sample ancestry is 50% or more Indo-European. EUROWitness 1.0 provides a BioGeographical Ancestry report that includes relative percentages of Northwest European, Southeast European, Middle Eastern or South Asian.

      RetinomeTM -- A predictive test for individual eye color from DNA. Retinome(TM) predicts eye color if the sample is 50% or greater European ancestry as to whether eye color is blue, mostly blue, brown or mostly brown. A representative eye photo database is also provided along with relevant photo database pictures of the individual references.

      STR-WitnessTM -- A genetic "matching" used as a bar code to track and report the samples. STR-Witness(TM) is the same test used for determining an individual's identity from an available DNA sample. Crime labs run this test to screen the Federal Bureau of Investigation's Combined DNA Index System (CODIS) database for possible matches. DNAWitness-YTM -- A new Y-chromosome test that determines the direct paternal ancestral lineage from the male sex chromosome.

      DNAWitness-Y(TM) can be used as an identification tool in cases where a mixture of male and female samples exists.

      DNAWitness-MitoTM -- A new mitochondrial DNA test that examines ancestral lineages along the maternal line. DNAWitness-Mito(TM) can be used as an identification tool when other DNA testing fails to yield results or the DNA sample is too deteriorated.

We plan to continue market research within both the forensics and genealogy segments to further expand our knowledge and understanding of the most efficient way to market and sell our products.

In our pharmacogenomics segment, we will continue work on OVANOME(TM), a Taxol screening diagnostic test, and STATINOME(TM), a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. Our OVANOME(TM) technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida, and we are in the midst of completing an initial 80 person trial under an approve IRB (Internal Review Board) which approves all clinical trial related work at the center. We are also enrolling an additional 200 subjects to further validate and support the data we obtained in our earlier trial. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment, in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for a drug pipeline acquisition. Our recent licensing of a `Super' Erythropoietin (EPO) molecule from Beth Israel Deaconess Hospital (BIDMC) is a step forward in that direction. We plan to combine our ability to screen patients and track patient response to the standard form of EPO when compared to our newer, `Super EPO'. We believe this will improve our clinical efficacy and reduce the unwanted side-effects of standard EPO treatment for anemia. We plan to begin development of our new product and have GMP material ready for early stage pre-clinical development work by or during the first quarter of 2006 in accordance with our licensing agreement with BIDMC.

Additionally, on June 7, 2005, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of BIMDC to consult on the development of a new, more potent and longer acting form of EPO. Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. Also during late June, we entered into a collaborative research agreement with BIDMC to provide three researchers to us over a six-month period to conduct certain research work related to our EPO research.

We anticipate beginning to work with clinicians at Massachusetts General Hospital for patient monitoring of standard EPO treatment of Kidney dialysis patients. Assuming we file an Investigational New Drug Application (IND) and it is approved, we hope to commence clinical studies at Mass General and other centers that will be identified over time. We do not anticipate filing an IND application with the FDA during 2006. At present we are developing a manufacturing process for the PT-401 and also preparing for cGMP manufacturing of the product for pre-clinical development work. We have retained an experienced developer and manufacturer of EPO like products, and we will be advancing this development effort through the balance of this year and into 2006.

Internally, management will continue to develop and implement organizational policies and procedures to increase operating efficiency and move us closer to our goal of attaining and maintaining our planned principal operations.

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products and services; 2) introduce new and expanded products and services in the genealogy and forensic markets; 3)
continue promoting our genotyping and paternity services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services. We expect to add personnel in the laboratory and in administration, as growth warrants. Capital expenditures needed for the next twelve months are discussed below under the section entitled "Liquidity and Capital Resources".

The following discussion of our historical financial results should be read against this background.

                              Results of Operations

Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004

Revenues and Cost of Sales
--------------------------

During the three and six months ended June 30, 2005 and 2004, revenues were $348,888 and $589,487 for 2005, respectively and $276,413 and $483,278 for 2004, respectively. A $72,475 increase in revenues for the second quarter from the prior period is a 26% increase while a $106,209 increase in revenues for the six month period ending June 30, 2005 compared to the prior period is a 22% increase. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $54,710 as of June 30, 2005. Deferred revenue resulted from some ANCESTRYbyDNATM and EURO-DNATM client testing that was not complete as of June 30, 2005. These amounts will be recognized as revenue in the third quarter of 2005.

The approximately $72,000 increase in revenues for the three months ended June 30, 2005 compared to the same period in the prior year is a result of our ANCESTRYbyDNA(TM) revenues increasing by approximately $51,000, our paternity services increasing by approximately $40,000 and EURO-DNATM revenues increasing approximately $35,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We also recorded approximately $1,000 of revenues from our late June acquisition of Trace Genetics. This was offset by a decrease of approximately $49,000 from our genotyping services and $6,000 from our DNAWitness(TM) sales.

The approximately $106,000 increase in revenues for the six months ended June 30, 2005 compared to the same period in the prior year is a result of our ANCESTRYbyDNA(TM) revenues increasing by approximately $8,000, our paternity services increasing by approximately $79,000 and our EURO-DNATM revenues increasing approximately $43,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We also recorded approximately $1,000 of revenues from our late June acquisition of Trace Genetics. This was offset by a decrease of approximately $18,000 from our genotyping services and $7,000 from our DNAWitness(TM) sales.

Paternity sales are generated primarily through our various distributors and from our website www.ancestrybydna.com. The majority of the increase in sales during 2005 compared to 2004 was from a distributor that was added during the second quarter of 2004. Paternity testing is an add-on service, and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy. One distributor accounted for approximately $95,000 of our paternity sales during the first six months of 2005. We do not expect these revenues to continue for the balance of the year and are working hard to replace the potential short-fall. During the third quarter and into the last quarter we will be accelerating our direct marketing and mail campaign for our ANCESTRYbyDNA(TM) and DNAWitness(TM) products and services as well as the Trace Genetics products and services.

Genotyping sales were generated primarily through work with universities with one university being our major client of this service. The decrease of genotyping services of approximately $49,000 during the second quarter of 2005 compared to the same period in 2004 and approximately $18,000 during the six months ended June 30, 2005 compared to the same period in 2004 was the result of decreased service provided to one university. To date, our genotyping service customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. One university accounted for approximately $150,000 of our genotyping sales during the first six months of 2005.

As part of our on-going genotyping contract services work for one of our new customers, we have offered to perform ANCESTRYbyDNA testing services on 284 children suffering from a disease known as ALL or Acute Lymphocyte Leukemia and anticipate under a joint publication agreement to submit a manuscript for publication during 2005. Following this early pre-screening, the ALL program will test nearly 3,000 children afflicted with this disease in hopes that we will be better able to help the research hospital determine the genetic markers that are inherited and that may play a role in disease formation, advancement or remission. Treatment protocols or treatment regimes include multiple drug therapies and include, Taxol and Taxol like derivatives as well as other chemotherapy treatments and protocols. It is too early to determine the potential benefits to us but we believe that our donation of our technology and services is crucial to the development of better and improved treatments for ALL. Currently, nearly 10-20% of the children afflicted with this disorder do not survive beyond 18-24 months after diagnosis. We believe that our technology combined with the research hospital's other work and including the contracted genotyping work performed by us for them, may help in reducing this dreadful statistic.

We continue to market our DNAWitness(TM) product through marketing to various agencies, our attendance at trade shows and through our relationships with Lynn Peavey catalog, Orchid Biosciences, and ReliaGene Technologies. We continue to seek to develop other distributors of our services and products. During 2004, our products, DNAWitness(TM) 2.0, RETINOME, and EURO-Witness 1.0 were featured in the Lynn Peavey Company catalog and the Lynn Peavey Web site. We trained Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness(TM). Similarly, we have trained nearly 2,000 forensic personnel that include detectives, prosecutors and forensic scientists about our technology and its use. We anticipate continuing to train personnel on the use of our technology and products throughout 2005. Because these are new products and there are no similar products being marketed, we believe that forensic revenues will continue to fluctuate as we continue to research the markets and refine our sales and marketing strategy for our products. We have identified and applied for several grants and submitted our technology for federal review for applications that include human identification and terrorist tracking. We have not experienced and do not anticipate any funding of our research and development or deployment of our technology into any of these applications in 2005. We believe that the restraint of our sales in the forensics market does not originate from a lack of desire to use the technology by the detective or the prosecutor but rather a lack of funding for the increased staff that will be required to review cold case files, open new investigations or identify missing persons from stored human remains. We believe that the bulk of our investigative support will come through local and regional police, fire and detective agencies that do not require any federal funding to use our services and technology. We will however, continue to pursue much larger applications for our technologies on a global basis and will participate in several forensic and biometric venues in the remainder of 2005 that offer us a broad platform exposure to the world market. We are also seeking distributors of our products and services on a global basis applying our technology wherever the need could arise.

During the second quarter of 2005 compared to the same period in 2004, our sales of ANCESTRYbyDNATM increased approximately $51,000. This is due to a backlog we had at the end of the first quarter as a result of time required to perform maintenance on our equipment. During the six months ended 2005 compared to the same period in 2004, our sales of ANCESTRYbyDNATM increased by $8,000. When we introduced our ANCESTRYbyDNATM 2.5 during 2004, we increased the pricing which has resulted in a lower volume of product sold, but at a higher margin. Also, the product is relatively new to the market, and we believe sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell this product. We introduced another ancestry product, EURO-DNATM 1.0, during late 2004. Sales of our ancestry products were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. During 2005, we entered into agreements with six new distributors to sell our ancestry products. One of our new distributors accounted for approximately $92,000 of sales during the first six months of 2005.

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

Cost of sales increased $85,089 during the second quarter of 2005 compared to the same period in 2004. This a result of increased revenues during the second quarter of 2005 compared to the same period in 2004. Cost of sales increased $83,600 during the six months ended June 30, 2005 compared to the same period ruing 2004 also as a result of increased revenues for 2005 period compared to the 2004 period. The cost of sales as a percentage of revenue was 75% for the second quarter of 2005 compared to 63% for the second quarter of 2004 and 70% for the six months ended June 30, 2005 compared to 68% for the six months ended June 30, 2004. The increase in cost of sales as a percent of revenues is due to our refinement of our estimate and allocation of research and development costs. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues, our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research and Development Expenses
---------------------------------

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

Our work in forensics is continuing to expand the physical descriptors that can be derived from crime scene DNA samples. Our research also continued in hair color, skin shade, and we carried on work to improve our recently introduced eye color predictor model. Additionally, we continue to collect volunteer photo database samples and will incorporate those new samples into our forensic photo database array in the near future.

For the three-month periods ended June 30, 2005 and 2004, our research and development costs were $495,191 and $428,019, respectively. The increase of approximately $67,000 in research and development expense in the first quarter of 2005 compared to the same period in 2004 resulted primarily from an increase in research and development payroll costs as we have added an additional full time person and increased our research and development costs related to increased volume of research tests performed and cost related to the work on the EPO testing we are performing. Some differences also result from our refinement in estimates and allocation of research and development costs.

For the six-month periods ended June 30, 2005 and 2004, our research and development costs were $797,360 and $1,041,214, respectively. Our research and development costs consist primarily of raw materials and laboratory supplies, equipment expense, and facilities and employment-related costs. The decrease of approximately $244,000 in research and development expense in the first six months of 2005 compared to the same period in 2004 resulted primarily from the Chief Medical Officer's and other management's prior period stock grants and the associated taxes, which were being expensed over their employment contracts. Some differences also result from our refinement in estimates and allocation of research and development costs.

Because we are in the development stage of our long-term business, it is not possible to directly correlate our current research and development costs to our future costs. Currently we do not manage on a project cost basis with respect to research and development. We are implementing revenue recognition and project status measures which will in the future disclose such information. Our revenue generation to date has not been substantial or steady enough to warrant segregation of time, costs and revenue. We are a development stage enterprise with new products that are not available through competitors for forensics and genealogy. For example, many of our products and services are in the development stage, and the segregation of each project by its particular cost, revenue and cash flow is currently not feasible.

We continue to support research and development to attain our long-term business strategy, and it will remain a high priority and a necessary resource to sustain future growth. We will continue to hire research and development personnel and invest in the infrastructure required to support future innovation, including equipment, supplies and other asset purchases. In order to advance our pharmacogenomic products, OVANOMETM and STATINOMETM, to commercialization, our development costs for these products will increase in 2005. In addition, as we move other pharmacogenomic products forward, research and development costs will likely increase proportionately.

We have begun development of our new licensed technology from Beth Israel Deaconess Hospital (BIDMC), known as `Super' EPO (Erythropoietin) used to treat kidney dialysis, cancer patients and immune transplant patients for anemia, and we anticipate spending between $500,000 and $800,000 in development costs to advance the product technology to a pre-clinical development stage during the remainder of 2005 and into the first and second quarter of 2006. Following the pre-clinical development program in 2006, we will file an Investigational New Drug Application with the FDA during late 2006 or during 2007 with the hopes of commencing human clinical trials sometime thereafter. At that point, our requirement for funding will increase significantly but also our technology will advance dramatically from a laboratory product into a product in development.

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

Selling, general and administrative expenses increased approximately $74,000 for the second quarter of 2005 compared to the second quarter of 2004 and $78,000 for the six months ended June 30 2005 compared to the same period in 2004.

Compared to the second quarter of 2004, compensation cost for our three top executives in the second quarter of 2005 declined by approximately $274,000. This decline occurred primarily because the 2004 amount included amortization of stock-based compensation costs for these executives from a grant in a previous year. Because the relevant amortization period ended in May 2004, the 2005 amount did not include any expense related to the previous grants. This was offset by an increase of approximately $136,000 of legal expenses which included an increase of $43,000 for patents, increase of $65,000 for the annual shareholders meeting costs, increase of $52,000 for consulting services, and $87,000 higher allocated expenses to selling, general and administrative during 2005 compared to 2004.

Compared to the six months ended June 30, 2004, compensation cost for our three top executives in the first half of 2005 declined by approximately $824,000. This decline occurred primarily because the 2004 amount included amortization of stock-based compensation costs for these executives from a grant in a previous year. Because the relevant amortization period ended in May 2004, the 2005 amount did not include any expense related to the previous grants. This was offset by an increase of approximately $486,000 of allocated expenses to selling, general and administrative, increase of $65,000 for the annual shareholders meeting costs, increase of $98,000 for legal expenses, increase of $47,000 for marketing expenses, increase of $58,000 in administrative salaries and an increase of approximately $109,000 of consulting expense during 2005 compared to 2004.

As discussed in Research and Development expenses, we are not able to extrapolate current general and administrative costs to our future costs. As our long-term business develops, we believe our general and administrative costs will increase with revenue growth. For example, to increase sales, an increase in marketing and sales expenditures will be required to broaden and expand our market awareness and penetration. We expect all costs associated with normal marketing and sales activities to increase, including trade shows, advertising, promotion, and marketing and sales tools such as brochures and sales pamphlets. In addition, our current facility of approximately 4,000 square feet, will not meet our growth plans, and we will need to expand our facilities to accommodate new personnel, increased production and future research and development. Our general and administrative cost will rise accordingly, along with the associated costs such as utilities, taxes and maintenance. Over the long-term, as we become an established business, we anticipate that our costs will be comparable to other similar businesses of our size and type.

Interest Expense
----------------

During the three and six months ended June 30, 2005, we recognized a decrease of $10,602 and $14,459, respectively, compared to the same periods in the prior year. The decrease in interest expense for both the three and six month periods ended June 30, 2005 compared to the prior year are a result of a lower convertible debenture balance during 2005 compared to 2004 as La Jolla exercised their conversion rights each month.

Interest Income
---------------

During December 2004, we made a loan in Euros to a German company. We record the interest on this loan each period, and any adjustments for the foreign currency translation are included in foreign currency loss included on our condensed consolidated statements of operations. We did not have any loans during 2004.

Foreign Currency Loss
---------------------

During the three and six months ended June 30, 2005, we recorded a foreign currency loss of $12,400 and $25,060, respectively on a loan we made in Euros. Each period, we will record any gain or loss related to the foreign currency translation for that period. We did not have any foreign currency transactions during the first quarter of 2004.

Other Expense
-------------

Effective September 28, 2004, we entered into an Investment Agreement with Biofrontera and the shareholders of Biofrontera to purchase certain Series B preferred shares of Biofrontera. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess. The Biofrontera agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera agreement. We expensed $61,793 of costs that related to this transaction during the first quarter of 2005.

Liquidity and Capital Resources
-------------------------------

General
-------

During the first six months of 2005, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the six months ended June 30, 2005 was $1,543,521. We also had principal payments on capital lease obligations of approximately $84,000 and purchases of computers and equipment of $75,872. The resulting cash shortfall was financed primarily through the exercise of non-detachable warrants and prepayment for future warrant exercises, a $250,000 convertible debenture from La Jolla and a $1,560,000 note from Dutchess.

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available consumer and forensic products and to begin introductory marketing for our new products, EUROWitnessTM, RETINOMETM, EURO-DNATM, DNAWitness-YTM, and DNAWitness-MitoTM.

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

Effective April 4, 2005, we entered into a License Agreement with Beth Israel Deaconess Medical Center("BIDMC"), a Massachusetts nonprofit corporation to develop a new, more potent and longer acting form of the anemia drug Erythropoietin ("EPO").

EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count. Under the Agreement, BIDMC has granted us an exclusive license to United States and foreign patents related to certain forms of EPO. We have the right to develop, use, market and sell products derived from the licensed patents.

In exchange for the license, we paid BIDMC a $25,000 signing fee and agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay BIDMC an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide.

Additionally, on June 7, 2005, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of BIDMC to consult on the development of a new, more potent and longer acting form of EPO. Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for six months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the BIDMC license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $310,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from BIDMC relating to the same milestone events under the BIDMC license. At June 30, 2005, we had recorded $10,000 as research and development costs.

Also during late June, we entered into a collaborative research agreement with BIDMC to provide three researchers to us over a six-month period to conduct certain research work related to our EPO research. The cost of this work is $150,890. We paid $75,445 in early July 2005 and the remaining $75,445 will be due 90 days thereafter.

As part of our development strategy during late 2004, we entered into a relationship with Biofrontera AG ("Biofrontera"), a cutting edge genomics/pharmaceutical company based in Germany. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess Private Equities Fund, II, L.P. The Biofrontera Agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera Agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera Agreement and expensed during the first quarter of 2005, $61,793 of costs associated with this deal.

On July 8, 2005, we entered into an agreement to purchase, and simultaneously closed upon the purchase of, an 18% equity interest in Biofrontera. We purchased the interest in Biofrontera from Technologie-Beteiligungs-Gesellschaft mbH, an instrumentality of the German government. The securities purchased were shares of Biofrontera's series A Preferred Stock, as well as certain debt instruments.

We paid approximately 1.8 million Euros ($2.1 million) for the interest in Biofrontera. At June 30, 2005, approximately $1.8 million of these funds were in escrow and recorded as a deposit on investment in Biofrontera on our balance sheet. In connection with the transaction, two of the members of our Board of Directors, Richard Gabriel and Hector Gomez, were retained on the Biofrontera board. In addition, to induce the shareholders of Biofrontera to consent to our investment in Biofrontera, we entered into a put agreement with another Biofrontera shareholder, Heidelberg Innovation. Pursuant to this agreement, if by December 31, 2005 Biofrontera does not complete its current offering of debt securities for at least 10 million Euro, Heidelberg Innovation may require us to purchase Heidelberg Innovation's ownership interest in Biofrontera of approximately 49% for 1.6 million Euro (approximately $1.96 million).

To fund the acquisition of the 18% equity interest in Biofrontera, we entered into two notes with Dutchess. On June 30, 2005, we issued to Dutchess a promissory note in the amount of $1,560,000 for a purchase price of $1,300,000. The difference of $260,000 was recorded as a discount on debt and will be amortized to interest expense over the six-month term of the note. The note is due and payable in full on January 30, 2006. Other than the $260,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement. The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

On August 1, 2005, we issued to Dutchess a second promissory note in the amount of $840,000 for a purchase price of $700,000. The difference of $140,000 was recorded as a discount on debt and will be amortized to interest expense over the one-year term of the note. The note is due and payable in full on August 1, 2006. Other than the $140,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement. The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the notes, we paid Dutchess a facility fee of $130,000 and issued to Dutchess twenty-five million shares of restricted common stock, which were subsequently registered in July. We also paid $80,000 of fees to Athena.

In order to use our $35 million funding facility with Dutchess Equity Partners to fund our operations and complete future acquisitions, we had to restructure our capital. During our 2005 annual shareholders meeting, we received shareholder approval for a reverse stock split. Pursuant to the reverse split, every 20 shares of common stock issued and outstanding on July 12, 2005 was combined into one share of our common stock. The number of shares outstanding at July 12, 2005 after this reverse stock split was 63,442,890, and the number of authorized shares remained at 1,500,000,000. Also, the Dutchess Equity Partners financing facility required us to register a sufficient number of shares that can be issued to Dutchess in return for up to $35 million in cash over a two-year period. These shares were registered during July 2005.

Our $35 million dollar funding facility with Dutchess Equity Partners will allow us to seek our previously stated goals and objectives to grow the business. We are currently seeking acquisition candidates that will meet criteria set out by our Board of Directors that include but are not limited to:

1.    Positive Cash Flow
2.    Profitable Operations
3.    Market Recognition
4.    Talented and Dedicated Staff
5. Complementary Certifications that can include: American Society of Forensic Laboratory Directors, American Blood Bank Certification or Clinical Laboratory Certification or other complementary certifications that will help us expand our products, services and research and development into consumer, forensics and pharmaceutical applications.

The Dutchess Agreement provides that we from time to time may deliver a notice to the Investor that will state the dollar amount of common stock that we desire the Investor to purchase. The maximum amount permitted pursuant to any such notice is $600,000, and we can give approximately three such notices per month. Upon receipt of the notice, the Investor is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 96% of the average of the two lowest closing bid prices of the common stock during the five trading days after the notice. We are not permitted to provide a notice to Dutchess, and Duchess is not obliged to purchase any of our shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment. In accordance with the two notes we issued to Dutchess, we are required to use 50% of the proceeds from these puts as a payment on the notes.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess agreement will fund our operating activities through 2005. The Dutchess agreement will provide up to $35 million in additional cash over a 24-month period to fund future acquisitions, if any, and provide operating cash flow. If our share price continues to remain weak, or if any number of adverse factors or events occur, we will not have enough equity to complete future acquisitions or possibly to continue operations beyond 2005. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital deficiency of approximately $1,655,468 at June 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of a note, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess funding will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants will be exercised and the put notices by Dutchess will be funded or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Capital Expenditures
--------------------

During 2005, we anticipate developing the required infrastructure to realize our 2005 operational growth plan, including acquiring or leasing property, equipment and other operating assets.

We are actively seeking to acquire or lease a new building that has 15,000 to 20,000 square feet with additional expansion potential. We estimate that lease costs will be between $15 and $25 per square foot. This does not include leasehold improvements or other associated costs such as utilities, taxes and maintenance. The initial build out of 7,000 square feet is estimated at approximately $780,000, which includes laboratory, office and warehouse space. Additional costs for equipment, furniture and fixtures are estimated at approximately $257,000. Timing of the incurrence of the expense will depend upon the length of time required to find the appropriate facility.

In addition, it is anticipated that new laboratory and computer equipment will be purchased during 2005. Computer purchases for programming, modeling and business use are estimated at approximately $100,000 and scientific and business programs and software at approximately $65,000. Capital expenditures for laboratory equipment are estimated at approximately $250,000 during 2005.

It is our intent, during 2005, to increase our marketing and sales personnel in our forensic and possibly our consumer markets. Current plans are to add up to three personnel in these areas. During the first quarter of 2005, we added a shipping/receiving clerk in administration, and as cash flow permits, we plan on increasing our research staff through the addition of up to two post doctors. The post doctors would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition, we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, conditions and other unforeseen factors could impact the decision making process and as a result plans may change.

Off-Balance Sheet Arrangements

As of June 30, 2005, we have no off-balance sheet arrangements.

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

The Defendant withdrew all objection to our review of documents downloaded from his seized home computer. Based upon our review of the documents and report, we advised the Court that we believed these documents contained our confidential, proprietary and trade secret information. At that time the Court ordered a preliminary mediation to discuss resolution of the matter. We participated in the mediation, but did not reach a resolution with the Defendant. Therefore, we expect to proceed with discovery.

On July 8, 2005, a former consultant of ours, Lonnie Bookbinder, filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division. The complaint, styled Bookbinder v. DNAPrint genomics, Inc., Richard Gabriel, Hector Gomez and GenBiomics, LLC, names as defendants us, along with two of our directors and a dissolved limited liability company in which two of our directors were members. The complaint seeks damages arising out of services Mr. Bookbinder claims to have provided on our behalf. We deny any liability to Mr. Bookbinder, and we have filed a Motion to Dismiss the complaint because we believe it does not state a claim. If our Motion to Dismiss is unsuccessful, we intend to defend the litigation vigorously.

Item 2. Changes in Securities

Use of Proceeds
---------------

We filed, with the SEC, a Registration Statement on Form S-2 (Registration No. 333-111169), which was declared effective by the SEC on December 19, 2003. The offering described in the Registration Statements has terminated. In the offering, we received $6,797,000 in total proceeds and incurred stock issuance costs and fees of $502,000 for a net receipt of $6,295,000.

The offering related to the issuance to La Jolla Cove Investors, Inc. ("LJCI") of a $500,000, 8% convertible debenture with attached warrants. We pay interest on a monthly basis with a principal balloon payment due on the maturity date of November 24, 2005. Under the agreement, LJCI must convert at least 5% of the face value of the debenture, and exercise the related warrants, each calendar month. If they do not convert at least 5%, they may wire monies for the warrant conversion as prepayment toward the future exercise of the warrants.

Cumulative use of proceeds is approximately $6,295,000 comprised of payroll of approximately $2,339,000, lease and note repayments of approximately $241,000, working capital of approximately $3,582,000 and equipment purchases of approximately $133,000.

Issuance of Unregistered Securities
-----------------------------------

During the second quarter of 2005, we issued a total of 736,870 shares of our common stock in exchange for services valued at approximately $7,369. These shares were issued to a consultant, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the second quarter of 2005, we issued a total of 25,000,001 shares of our common stock in conjunction with acquiring all the stock of Trace Genetics, Inc. These shares were issued to the prior shareholders of Trace Genetics, Inc., who are sophisticated investors. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

Item 3. Defaults upon Senior Securities.

      NONE

Item 4. Submission of Matters to a Vote of Security Holders

On June 23, 2005, at our annual meeting of shareholders, our shareholders reelected Tony Frudakis, Richard Gabriel, and Hector Gomez to our board of directors 1,107,239,491 shares voted in favor of Dr. Frudakis' reelection; 1,107,253,199 shares voted in favor of Mr. Gabriel's reelection; and 1,106,997,199 shares voted in favor of Dr. Gomez' reelection. There were no other candidates for election.

In addition, our shareholders ratified the selection Pender, Newkirk and Company as our independent auditors for the fiscal year ending December 31, 2005. At the meeting, 1,115,436,029 shares voted in favor of the ratification, 4,943,358 shares opposed it, and 6,308,342 shares abstained.

The shareholders voted to amend our Articles of Incorporation to effect a combination of the outstanding shares of common stock. At the meeting, 1,077,282,577 shares voted in favor of the combination, 37,345,194 shares opposed it, and 12,060,008 shares abstained.

Item 5 . Other Information

      NONE

Item 6. Exhibits.

      10.1  Promissory Note issued to Dutchess on August 3, 2005.

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

                                       DNAPrint genomics, Inc.
                                       Registrant

Signature                   Title                                     Date

/s/ Richard Gabriel         President and Chief               August 15, 2005
---------------------       Executive Officer
Richard Gabriel

/s/ Monica Tamborini        Chief Financial Officer           August 15, 2005
--------------------
Monica Tamborini