Form 10QSB
period 2005-09-30
DNAPRINT GENOMICS INC
filed 2005-11-15
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2005.

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

                                 YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of October 15, 2005

                               149,947,895 shares

Transitional Small Business Disclosure Format:

                                 YES |_| NO |X|

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004..........     4

                 Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and the period December 10, 1998 (date of inception) to September 30,
                 2005..........................................................................................     5

                 Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005
                 and 2004, and the period December 10, 1998 (date of inception) to September 30, 2005..........     6
                 Notes to Condensed Consolidated Financial Statements..........................................     8

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........    18

Item 3.          Controls and Procedures.......................................................................    33

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings.............................................................................    33
Item 2.          Changes in Securities.........................................................................    34
Item 3.          Defaults Upon Senior Securities...............................................................    34
Item 4.          Submission of Matters to a Vote of Securities Holders.........................................    34
Item 5.          Other Information.............................................................................    34
Item 6.          Exhibits......................................................................................    34
                 Signatures....................................................................................    35
                 Certifications................................................................................    36

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

Item 1.
                             DNAPrint genomics, Inc.
                       (A Developmental Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                            September 30, 2005    December 31, 2004
                                                                                               (Unaudited)
                                                                                            ------------------    -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $          270,151    $         978,535
Accounts receivable (net of allowance for doubtful accounts of $8,740 for 2005 and
    $500 for 2004)                                                                                   95,462               43,566
Inventory, raw material                                                                             176,528               65,279
Receivable from Biofrontera                                                                         184,077              193,683
Prepaid expenses and other current assets                                                           518,627              125,065
                                                                                            ------------------    -----------------
      Total current assets                                                                        1,244,845            1,406,128
                                                                                            ------------------    -----------------
PROPERTY AND EQUIPMENT (net of accumulated depreciation
    and amortization of  $667,442 for 2005 and  $504,101 for 2004)                                  441,355              380,262
OTHER ASSETS:
Investment in Biofrontera                                                                         2,274,702                    -
Goodwill and other intangibles                                                                      287,187                    -
Other assets                                                                                          5,000                5,000
                                                                                            ------------------    -----------------
     Total other assets                                                                           2,566,889                5,000
                                                                                            ------------------    -----------------
TOTAL                                                                                    $        4,253,089    $       1,791,390
                                                                                            ==================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                                         $          438,690    $         352,718
Accrued Expenses                                                                                    965,021              672,539
Deferred Revenue                                                                                    113,792               42,126
Convertible debentures - current (net of discount of $181,715 for 2005 and $0 for 2004)              96,285              161,000
Notes payable (net of discount of $240,765 for 2005 and $0 for 2004)                              1,714,215                    -
Notes payable to related parties                                                                    185,025              215,034
Capital lease obligation - current                                                                  131,283              128,128
                                                                                            ------------------    -----------------
      Total current liabilities                                                                   3,644,311            1,571,545
Capital lease obligation - long-term                                                                 15,987               95,310
Convertible debenture - (converted between January 1, 2005 and February 25, 2005)                         -               29,000
                                                                                            ------------------    -----------------
       Total liabilities                                                                          3,660,298            1,695,855
                                                                                            ------------------    -----------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A Series A convertible preferred stock,
   50,000 shares authorized; 40,000 shares
   issued , 16,000 outstanding at September 30, 2005 and 40,000 outstanding at                          160                  400
   December 31, 2004; $160,000 liquidation value
Common stock, $.01 par value, 1,500,000,000 shares authorized; 122,480,978 and
   46,956,213 shares issued and outstanding, for 2005 and 2004, respectively                      1,224,810              469,562
Common stock subscribed (515,289 and 470,815 shares for 2005 and 2004, respectively                   5,153                4,708
Additional paid-in capital                                                                       30,868,151           27,182,123
Prepaid warrant exercises                                                                           150,000              255,000
Deferred stock compensation and consulting                                                          (67,288)             (26,071)
Deficit incurred prior to development stage                                                      (7,427,422)          (7,427,422)
Deficit accumulated during the development stage                                                (24,160,773)         (20,362,765)
                                                                                            ------------------    -----------------
      Total stockholders' equity                                                                    592,791               95,535
                                                                                            ------------------    -----------------
TOTAL                                                                                    $        4,253,089    $       1,791,390
                                                                                            ==================    =================

------------------------------------------------------------------------------------------------------------------------------------
                                      See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  For the Period
                                                   Three months ended                 Nine months ended            December 10,
                                                      September 30,                     September 30,                 1998 to
                                             -------------------------------- ----------------------------------   September 30,
                                                  2005             2004            2005              2004              2005
                                             ---------------- --------------- ----------------  ----------------  ----------------

REVENUES                                    $       316,983  $       165,647 $       906,470   $       648,925   $     2,672,678

COST OF SALES                                       244,919          127,207         655,122           453,810         1,768,149
                                             ---------------- --------------- ----------------  ----------------  ----------------

Gross Profit                                         72,064           38,440         251,348           195,115           904,529
                                             ---------------- --------------- ----------------  ----------------  ----------------

OTHER OPERATING EXPENSES:
Research and development                            646,660          191,924       1,444,020         1,233,138        10,089,687
Selling, general and administrative                 866,638          674,402       1,953,515         1,682,856         9,853,451
                                             ---------------- --------------- ----------------  ----------------  ----------------

   Total  other operating expenses                1,513,298          866,326       3,397,535         2,915,994        19,943,138
                                             ---------------- --------------- ----------------  ----------------  ----------------

LOSS FROM OPERATIONS                             (1,441,234)        (827,886)     (3,146,187)       (2,720,879)      (19,038,609)
                                             ---------------- --------------- ----------------  ----------------  ----------------

OTHER INCOME (EXPENSES):
Interest expense                                     (7,264)         (12,943)        (40,924)          (47,294)       (1,485,827)

Interest income                                       5,092                -          15,807                 -            15,807
Intrinsic value of convertible debt and
    non-detachable warrants and debt
    discount amortization                          (227,520)               -        (227,520)                -          (727,520)
Amortization of deferred financing fees            (258,569)          (5,205)       (258,569)          (18,973)         (281,523)

Sale of option to Orchid Biosciences                      -                -               -                 -           353,090

Loss on disposal of investments                           -                -               -                 -          (349,006)

Stock-based settlement expense                            -                -               -                 -          (152,437)

Foreign currency loss                                  (303)               -         (25,363)                -           (25,363)

Other expenses                                      (53,459)               -        (115,252)                -          (481,157)
                                             ---------------- --------------- ----------------  ----------------  ----------------
   Total other income (expenses) - net             (542,023)         (18,148)       (651,821)          (66,267)       (3,133,936)

                                             ---------------- --------------- ----------------  ----------------  ----------------
NET LOSS                                    $    (1,983,257) $      (846,034)$    (3,798,008)  $    (2,787,146)  $   (22,172,545)
                                             ================ =============== ================  ================  ================

NET LOSS PER SHARE - Basic and Diluted      $       (0.03)   $      (0.02)   $       (0.06)    $       (0.09)    $        (0.83)
                                             ================ =============== ================  ================  ================

SHARES USED IN COMPUTING NET
  LOSS PER SHARE- Basic and Diluted             79,158,887        36,678,464    61,918,878          32,761,936      26,619,790
                                             ================ =============== ================  ================  ================


----------------------------------------------------------------------------------------------------------------------------------
                                          See notes to consolidated financial statements.

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   For the Period
                                                                              For the Nine      For the Nine     December 10, 1998
                                                                              Months Ended      Months Ended     (Date of Inception)
                                                                              September 30,     September 30,     to September 30,
                                                                                 2005               2004               2005
                                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (3,798,008)      $ (2,787,146)      $(22,172,545)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                                   163,341            157,258            835,032
  Provision for bad debts                                                              --                 --             11,738
  Impairment of assets                                                                 --                 --            254,434
  Loss on disposal of investments                                                      --                 --             11,772
  Loss on disposal of property and equipment                                           --                 --              5,039
  Loss on foreign currency transaction                                             25,363                 --             25,363
  Amortization of deferred stock compensation and
    consulting                                                                    217,813            678,087          1,570,603
  Amortization of deferred compensation                                                --            179,691            919,792
  Amortization of deferred financing fees                                         258,569             18,973            281,523
  Common stock issued for interest expense on related
    party notes payable                                                                --                 --          1,300,378
  Common stock issued for reorganization/court order                                   --                 --            343,000
  Common stock issued for services                                                 18,139             24,608          2,281,921
  Common stock issued for bankruptcy settlement                                        --                 --             28,080
  Stock issued for settlement                                                          --                 --            152,437
  Intrinsic value of the convertible debt and
    non-detachablewarrants and amortization of
      debt discount                                                               227,520                 --            727,520
  Stock-based compensation                                                             --                 --          1,943,906
  Changes in operating assets and liabilities, net of
    effect of acquisitions:
      (Increase) decrease in receivables                                          (32,246)           (46,700)           215,187
      (Increase) decrease in inventory                                           (100,079)                --           (165,358)
      Decrease (increase) in prepaid expenses and
        other assets                                                               29,467            (41,166)        (1,060,766)
      (Decrease) increase in accounts payable, deferred
        revenue and accrued liabilities                                           347,434           (883,587)         1,708,653
                                                                             ------------       ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                                          (2,642,687)        (2,699,982)       (10,782,291)
                                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (83,805)           (43,641)          (916,303)
  Proceeds from disposal of property and equipment                                     --                 --             10,100
  Loan to Biofrontera                                                                  --                 --           (193,683)
  Deposit on investment in Biofrontera                                         (2,274,702)                --         (2,274,702)
  Net bankruptcy adjustment                                                            --                 --            511,274
                                                                             ------------       ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (2,358,507)           (43,641)        (2,863,314)
                                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs           2,966,529          3,006,451          9,285,719
  Proceeds from issuance of Series A convertible preferred stock, net
     of stock issuance costs                                                           --            272,535            272,535
  Prepayment for future warrant exercises, net                                   (105,000)           345,000            150,000
  Proceeds from notes payable - related party                                          --                 --          1,487,036
  Collections from stock subscriptions                                                 --                 --            836,960
  Proceeds from settlement with Tampa Bay Financial                                    --                 --            272,383
  Advances from Tampa Bay Financial, net                                               --                 --            384,581
  Principal payments on capital lease obligation                                 (118,425)           (62,933)          (389,355)
  Proceeds from convertible debenture and notes payable, net of costs           2,024,735                 --          2,524,735
  Repayments of notes payable                                                    (445,020)                --           (445,020)
  Repayments of notes payable, related parties                                    (30,009)           (44,940)          (463,818)
                                                                             ------------       ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,292,810          3,516,113         13,915,756
                                                                             ------------       ------------       ------------
NET INCREASE IN CASH AND CASH                                                    (708,384)           772,490            270,151
   EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIODS                                                                       978,535            265,921                 --
                                                                             ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIODS                                    $    270,151       $  1,038,411       $    270,151
                                                                             ============       ============       ============

----------------------------------------------------------------------------------------------------------------------------------
(continued)

                             DNAPrint genomics, Inc.
                        (A Development Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  For the Period
                                                                  For the Nine            For the Nine           December 10, 1998
                                                                  Months Ended            Months Ended          (Date of Inception)
                                                               September 30, 2005      September 30, 2004      to September 30, 2005
                                                               --------------------    --------------------    --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                           $                    -  $                    -  $                    -
                                                               ====================    ====================    ====================

Interest paid                                               $               28,326  $               35,730  $              121,992
                                                               ====================    ====================    ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint genomics, Inc. (Florida)                        $                    -  $                    -  $            1,000,000
                                                               ====================    ====================    ====================

Common stock issued for related party notes payable                              -  $                    -  $            1,211,322
                                                               ====================    ====================    ====================

Unrealized loss on long-term investments                    $                    -  $                    -  $            (222,443)
                                                               ====================    ====================    ====================

Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                  $                    -  $                    -  $            2,000,000
                                                               ====================    ====================    ====================

Dividends paid in stock of Heroes, Inc.                     $                    -  $                    -  $          (1,988,228)
                                                               ====================    ====================    ====================

Common stock issued for reorganization/court order
  arising from conversion of claim to stock                 $                    -  $                    -  $          (2,905,000)
                                                               ====================    ====================    ====================

Conversion of Tampa Bay Financial advances to stock         $                    -  $                    -  $              453,331
                                                               ====================    ====================    ====================

Equipment leased under capital lease                        $                    -  $               20,462  $              483,667
                                                               ====================    ====================    ====================

Deferred compensation on grants of stock options            $                    -  $                    -  $              925,350
                                                               ====================    ====================    ====================

Deferred compensation reduced for stock options cancelled   $                    -  $             (19,950)  $            (190,833)
                                                               ====================    ====================    ====================

Stock (issued)/to be issued for deferred compensation       $                    -  $                    -  $            2,588,250
                                                               ====================    ====================    ====================

Debenture converted into common stock                       $              162,000  $              185,000  $              472,000
                                                               ====================    ====================    ====================

Common stock issued for satisfaction of accrued expenses    $                    -  $              266,000  $              307,865
                                                               ====================    ====================    ====================

Warrants issued for stock issuance costs, notes payable
  fees and consulting                                       $              860,998  $              167,910  $            1,138,631
                                                               ====================    ====================    ====================

Intrinsic value of convertible debt and non-detachable
  warrants and debt discount                                $              650,000  $                       $              650,000
                                                               ====================    ====================    ====================

Acquisition of Trace Genetics for common stock and
  warrants                                                  $              318,283  $                       $              318,283
                                                               ====================    ====================    ====================

Conversion of preferred stock to common stock               $                  240  $                    -  $                  240
                                                               ====================    ====================    ====================

Preferred stock issued for satisfaction of accrued
  expenses                                                  $                    -  $                    -  $              110,000
                                                               ====================    ====================    ====================

----------------------------------------------------------------------------------------------------------------------------------
                                          See notes to consolidated financial statements

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine- month periods ended September 30, 2005 and 2004, and the period December 10, 1998 through September 30, 2005, (b) the financial position at September 30, 2005, and (c) cash flows for the nine-month periods ended September 30, 2005 and 2004, and the period December 10, 1998 through September 30, 2005, have been made.

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

The results of operations and cash flows for the nine-month period ended September 30, 2005 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - transition and disclosure", an amendment of SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004:

                                                      Three months ended               Nine months ended
                                                        September 30,                     September 30,
                                                        -------------                     -------------
                                                      2005              2004             2005           2004
                                                      ----              ----             ----           ----

Net loss, as reported                         $   (1,983,257)   $      (846,034)   $  (3,798,008)   $(2,787,146)
Deduct:  Fair value of stock-based employee
          compensation costs                         (35,371)            (7,944)         (58,447)       (23,833)
                                              --------------    ---------------    -------------    -----------
Pro forma net loss                            $   (2,018,628)   $      (853,978)   $  (3,856,455)   $(2,810,979)
                                              ==============    ===============    =============    ===========

Loss per share:
   Basic and Diluted - as reported            $        (0.03)   $         (0.02)   $       (0.06)   $     (0.09)
                                              ==============    ===============    =============    ===========
   Basic  and Diluted - pro forma             $        (0.03)   $         (0.02)   $       (0.06)   $     (0.09)
                                              ==============    ===============    =============    ===========

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Intangible Assets

Intangible assets are comprised of goodwill and other intangibles arising from the Trace Genetics, Inc. acquisition. We apply the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, an annual impairment test for goodwill and intangible assets with indefinite lives. As of September 30, 2005, we are in the process of evaluating the intangibles acquired in the Trace Genetics, Inc. acquisition, thus the purchase price allocation between goodwill and other intangibles has not been finalized and is subject to change.

Investments

We have an investment with less than a 20% ownership interest in a private company over which we do not have the ability to exercise significant influence, and the fair value of which is not readily determinable. This investment is accounted for under the cost method.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $2,399,466 at September 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P ("Dutchess"), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the put notices to Dutchess and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three- and nine-month periods ended September 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

The following table summarizes our common stock equivalents outstanding at September 30, 2005 which may dilute future earning per share.

         Convertible notes **                            330,366,703
         Convertible preferred stock ***                     960,902
         Warrants and options                              9,769,605
                                                 -------------------
                                                         341,097,210
                                                 ===================

          **The number of common stock shares the convertible notes could be converted into was estimated using the conversion price at September 30, 2005. The conversion price varies based upon the price of our common stock.

         ***The number of common stock shares the convertible preferred stock could be converted into is the actual shares that were converted during October 2005.

NOTE D - ACQUISITIONS AND INVESTMENTS

Trace Genetics Acquisition

On June 17, 2005, we entered into a stock purchase agreement to acquire all of the stock of Trace Genetics, a California corporation that specializes in genetic ancestry testing. Under the agreement, we issued 1,250,000 shares of our common stock and granted warrants to purchase 250,000 shares of our common stock to the prior Trace Genetics shareholders. The 1,250,000 shares were valued at $270,000 based on quoted market price, and the warrants were valued at $48,283 based upon the Black Scholes option pricing model.

We included the results of Trace Genetics in our financial statements beginning June 17, 2005 (the closing date of the transaction). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of evaluating the intangibles purchased, thus the purchase price allocation has not been finalized and is subject to change. The goodwill acquired is not deductible on our tax return.

Accounts receivable                              $          19,650
Other current assets                                        15,760
Fixed assets                                               140,629
Goodwill and other intangibles                             287,187
                                                 -----------------
    Total assets acquired                                  463,226
                                                 -----------------
Accrued expenses and payables                             (102,686)
Capital lease obligation                                   (42,257)
                                                 -----------------
    Total liabilities assumed                             (144,943)
                                                 -----------------
Total purchase price                             $         318,283
                                                 =================

Investment in Biofrontera

On July 8, 2005, we entered into an agreement to purchase, and simultaneously closed upon the purchase of, up to an 18% equity interest in Biofrontera AG ("Biofrontera"), a German company in the pharmaceutical business. We purchased the interest in Biofrontera from Technologie-Beteiligungs-Gesellschaft mbH, an instrumentality of the German government. The securities purchased were shares of Biofrontera's series A Preferred Stock, as well as certain debt instruments. On August 8, 2005, we converted the securities purchased into Biofrontera's common stock.

We paid approximately 1.8 million Euros ($2.1 million) for 357,179 common stock shares in Biofrontera. On September 19, 2005, we paid an additional 98,245 Euros ($121,000) for an additional 98,145 shares of Biofrontera common stock increasing our ownership of Biofrontera to approximately 18%. In connection with the transaction, two of the members of our Board of Directors, Richard Gabriel and Hector Gomez, were retained on the Biofrontera board.

In addition, to induce the shareholders of Biofrontera to consent to the transaction, we entered into a put agreement with another Biofrontera shareholder, Heidelberg Innovation. Pursuant to this agreement, if by December 31, 2005 Biofrontera does not complete its current offering of debt securities for at least 10 million Euro, Heidelberg Innovation may require us to purchase Heidelberg Innovation's ownership interest in Biofrontera of approximately 49% for 1.6 million Euro (approximately $1.96 million). Biofrontera completed the debt security offering during September 2005 raising 20 million Euros. Therefore, the put obligation to Heidelberg Innovation has terminated. Each Biofrontera bond may be converted into 6.1 shares of Biofrontera common stock if Biofrontera completes a public offering, converting all the outstanding bonds to shares. The Biofrontera bond is now trading at the Frankfurt exchange under the symbol:
http://deutsche-boerse.com/dbag/dispatch/de/isg/gdb_navigation/home?module=I
nOverview_Bond&wp=DE000A0E9649&foldertype=_Bond&wplist=DE000A0E9649&active=o verview&timespan=3m).

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


                                                                                                                 For the Period
                                                                                                                   December 10,
                                                                                                                      1998
                                                   For the three months ended      For the nine months ended         Date of
                                                          September 30,                 September 30,             Inception) to
                                                                                                                    September
                                                     2005            2004            2005            2004          30, 2005
                                                 ------------    ------------    ------------    ------------    ------------
Revenues                                         $    316,983    $    216,140    $  1,031,332    $    734,884    $  2,944,987
Net loss                                         $ (1,983,257)   $ (1,045,654)   $ (3,937,736)   $ (3,087,730)   $(22,718,162)

Basic and Diluted loss per share                 $      (0.03)   $      (0.03)   $      (0.06)   $      (0.09)   $      (0.85)

NOTE F - NOTES PAYABLE, CONVERTIBLE DEBT AND LINE OF CREDIT

Dutchess notes

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess 1,250,000 shares of restricted common stock, which were registered in July. The value recorded for these shares was $242,500. We also paid $52,000 of fees to Athena. The total fees of $359,500 are recorded as deferred financing fees and will be amortized to interest expense over the term of the note.

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 2.5 million shares of restricted common stock. The value recorded for these shares is $225,000. We also paid $28,000 of fees to Athena. The total fees of $318,000 are recorded as deferred financing fees and will be amortized to interest expense over the term of the note.

We are required to register the 2.5 million shares of common stock issued to Dutchess in conjunction with the August note in the next registration statement that we file. If we do not, then we must issue 1.5 million additional shares for each time we file a registration statement and do not register the initial 2.5 million shares.

If there is an event of default with either promissory note to Dutchess, Dutchess has the right to convert the remaining principal at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the maturity date. At September 30, 2005, there was no event of default.

La Jolla Convertible Debenture

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

Line of Credit

During May 2005, we renewed our $50,000 line of credit for an additional year. The interest rate is two percent over the Bank of America prime rate. At September 30, 2005, we did not have any outstanding balance on this line of credit.

NOTE G - CERTAIN EQUITY TRANSACTIONS

Reverse Stock Split

At the 2005 annual shareholder meeting, the shareholders approved an amendment to our Articles of Incorporation. Pursuant to this approval, the Board of Directors amended our Articles of Incorporation to reflect for each twenty shares of our common stock issued and outstanding on July 12, 2005 were combined into one share (or fraction thereof) of our common stock. We continue to have 1,500,000,000 shares of authorized common stock.

Conversion of Debenture and Exercise of Warrants

During the first nine months of 2005, La Jolla converted $162,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 1,137,000 shares of our common stock and prepaying for future warrant exercises of $150,000. The combined transactions resulted in us receiving cash of $2,185,104, net of $139,895 of cash stock issuance costs, decreasing the prepaid warrant exercise amount by $105,000 and issuing 50,745,782 shares of our common stock.

Prepayment for Future Warrant Exercises

At September 30, 2005, La Jolla had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for the month of August and September. In accordance with the La Jolla agreement, at September 30, 2005, we had $150,000 recorded as prepaid warrant exercises for the future exercise of warrants. We mutually agreed with La Jolla to waive the minimum exercise of at least 5% of the warrants for the month of September.

Dutchess Put Notices

On September 28, 2004, we entered into an investment agreement with Dutchess, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period. The Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice. During the nine months ended September 30, 2005, we exercised put notices in accordance with our agreement and received $687,680 of cash proceeds, net of $10,109 of cash stock issuance costs for which we issued 15,718,998 shares of our common stock to Dutchess. For the nine months ended September 30, 2005, proceeds totaling $445,020 from these puts were used to reduce the notes payable outstanding with Dutchess.

Investor Relations Agreement

On August 19, 2005, we entered into an investor relations agreement with an investor relations firm to increase investor awareness of our Company. For these services, we paid $75,000 and issued 2 million shares of our common stock. The 2 million shares of common stock was valued at quoted market price for a value of $120,000 which will be expensed to administrative expense over the three-month term of the agreement. At September 30, 2005, $61,667 had been expensed with $58,333 recorded as deferred consulting.

Stock Subscribed

During the first nine months of 2005, we issued the 470,815 shares of our common stock that was issuable at December 31, 2004. This included: 450,460 shares of our common stock issued to La Jolla as part of our agreement with them; and 20,355 shares of our common stock issued to a service provider in return for the services provided to us.

Warrant issued for consulting

We issued a five-year warrant for 370,370 shares of our common stock. This warrant has an exercise price of $0.27 and was valued at $139,030 based upon the Black-Scholes model. This was expensed over the service period of the agreement. During the nine months ended September 30, 2005, we recorded $139,030 of expense related to this warrant.

Options Granted

During June of 2005, we granted four-year options to purchase 750,000 shares of our common stock to three employees. These options have an exercise price of $0.40. At the date of grant the intrinsic value was -0-, therefore no expense was recorded for these options.

Preferred Stock Converted to Common Stock

During July 2005, preferred stock shareholders converted 24,000 shares of preferred stock into 1,538,462 shares of our common stock.

Amendment to Stock Incentive Plan

On August 3, 2005, the Board of Directors increased the number of shares in our stock incentive plan to 17,500,000.

Stock Options Granted to Management

On August 3, 2005, the Board of Directors granted options to purchase 12,500,000 shares of our common stock to four of our executives at a strike price of $0.10 per share. No expense will be recorded as the intrinsic value of these stock grants are -0-.

NOTE H - COMMITMENTS

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

In exchange for the license, we paid Beth Israel a $25,000 signing fee and agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay Beth Israel an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide. At September 30, 2005, we had recorded the $25,000 as research and development costs.

Consulting Agreement with Dr. Arthur Sytkowski

On June 7, 2005, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel to consult on the development of a new, more potent and longer acting form of EPO. On September 1, 2005, we entered into a new consulting agreement amending and restating the June 7, 2005 consulting agreement with Dr. Arthur Sytkowski. Under the amended consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license. At September 30, 2005, we had recorded $40,000 as research and development costs.

Collaborative Research Agreement with Beth Israel

During late June, we entered into a collaborative research agreement with Beth Israel to provide three researchers to us to conduct certain research work related to our EPO research. On August 15, 2005, this agreement was amended. The total cost per the amended agreement is $352,192. We have paid $176,096 and the remaining $176,096 will be due 180 days after the execution of the amendment.

Consultant Agreement with Member of Our Scientific Advisory Board

During May 2005, we entered into a one-year agreement with our Scientific Advisory Board member, to continue collaboration with us to develop commercial tests for genetic ancestry and particular physical phenotypes. We have agreed to compensate this consultant with quarterly payments of $4,000 and 2,500 shares of our common stock. The term of this agreement is one year with automatic renewals each year unless either party provides written notice of its intent not to renew within thirty days prior to the annual anniversaries of this agreement. During May 2005, we also entered into a license agreement with this consultant. This license will remain in force in perpetuity as long as we are not in default of the agreement. We agreed to provide the consultant with a number of shares of our common stock equal to 2.5% of the net revenues derived from a product and any subsequent versions of the products developed with his help.

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

NOTE J - SUBSEQUENT EVENTS

Conversion of Debenture and Exercise of Warrants

From October 1 through October 31, 2005, La Jolla converted $18,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 270,000 shares of our common stock. The combined transactions resulted in our reducing the prepayment for future exercises of warrants account by $270,000, and issuing 22,849,906 shares of our common stock. On October 12, 2005, we received an additional prepayment for future exercises of warrants of $352,475, net of $22,525 of fees.

La Jolla amendment and agreement

On October 20, 2005, we amended the La Jolla convertible debenture and the warrant granted to La Jolla to confirm (i) that the warrant exercise price remained at $1 per share after the 20 to 1 reverse stock split, (ii) that the maturity date of the debenture and the expiration date of the warrant was extended to November 25, 2007 and (iii) that when La Jolla exercised its option to add $250,000 in principal to the convertible debenture, we granted to La Jolla the right to purchase an additional 3,750,000 shares of our common stock under the warrant.

Dutchess Put Notices

From October 1 to October 31, 2005, we exercised put notices in accordance with our agreement with Dutchess and received $177,548 of cash proceeds for which we issued 11,193,472 shares of our common stock to Dutchess. We used all of these proceeds as principal payments on our note payable with Dutchess.

Conversion of preferred stock to common stock

On October 10, 2005, 1,278 shares of our preferred stock outstanding were converted to 960,902 shares of our common stock.

Biofrontera receivable

During October 2005, we received $202,842 as payment of the note receivable we had from Biofrontera.

DNAPrint Pharmaceuticals, Inc. Formation

On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a new wholly-owned pharmaceutical subsidiary focused on personalized medicine. This wholly-owned subsidiary will be consolidated in our financial statements during the fourth quarter of 2005.

Kenna Technologies Acquisition

On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. ("Kenna"). Kenna develops software and related technologies for building computational models that mimic complex biological systems. We expect that Kenna's computational models will become key components for our development of more effective therapies and diagnostic products. In acquiring Kenna, we also gain access to Kenna's BoneFusion and CellCycleFusion models, which simulate bone remodeling processes and molecular pathways. These pathways are common targets of current cancer therapies. We exchanged 1,500,000 shares of our common stock for all the outstanding shares of Kenna. The shares were valued at $22,500.

License Agreement with Dr. Mark Froimowitz

On October 25, 2005,  we.  entered into an exclusive  Licensing  Agreement  (the
"License") with Dr. Mark Froimowitz to develop a series of methylphenidate analogs or Ritalin-like compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder ("ADHD"), and depression. The licensed compounds are analogs of Ritalin, a well-known drug used for treatment of ADHD. The analogs are designed specifically to have a slow onset and increased half-life in the bloodstream, thus reducing a patient's required daily dosage and the potential for drug abuse. We have the exclusive right to develop, use, market and sell products derived from the licensed compounds. We are obligated to pay the Licensor a two percent (2%) quarterly royalty fee on the net sales of products covered by the License. Minimum annual maintenance fees of $25,000 are required for the License term, but will be deducted from royalties. Additionally, the License requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The License's initial five (5) year term is supplemented by options capable of extending the License term for up to twenty years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "forward-looking statements" safe harbor does not apply to our company because we issue "penny stock" and are excluded from the safe harbor pursuant to
Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Nevertheless, this Quarterly Report on Form 10-QSB contains forward-looking statements. In addition, from time to time, the Company or its representatives have made or may make other forward-looking statements orally or in writing. Such statements may include, without being limited to, statements concerning anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "plan," "budget, "intend," "anticipate," "project," "estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would" and similar statements are intended to be among the statements that are forward-looking statements. We caution our
readers  that,   because  such  statements  reflect  the  reality  of  risk  and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, those set forth in the Company's Form 10-KSB for 2004 in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Certain Factors Which May Affect the Company's Future Performance" which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report. Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2004 and September 30, 2005 and the financial statements for the three and nine months ended September 30, 2005 and 2004 included with this Form 10-QSB.

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

Asset Impairment

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. Since we are in the development stage, we do not have much history to determine our estimated cash flows. If we do not meet our targeted cash flows for our services and if the estimated disposition of the equipment is lower, this could result in a write-down of our equipment. Our equipment is very specialized equipment related to genomics research, and there probably will not be a large demand for our used equipment. The amount of our net fixed assets is the amount of the maximum risk if our assumptions were not correct. Each year the assets will have higher depreciation and the maximum risk will decrease correspondingly.

Allocation of Research and Development Costs

Prior to 2004, our research and development costs were derived by allocating certain costs based on total labor effort. The percentage of total labor effort expended on research and development was an estimate by management. During 2004, we refined our process of allocating costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. Also during 2004, we implemented a time card process that gives us a more refined estimate of certain employees' time. During 2005, as raw materials became significant, we began recording inventory for our raw materials. As the raw materials are used, they are charged to research and development expense based upon actual usage for research and development. We continue to refine our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative. Over time we believe this change in allocating costs will result in a lower allocation of administrative costs to research and development. Also, as we hire employees, the department in which the employee is hired will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development, the allocation to research and development for other administrative costs will increase because labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease because the labor effort percentage for research and development will have decreased. Changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

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

Estimation of Fair Market Value

We use the Black Scholes Option Model to determine fair market value in certain instances (i.e. to value warrants and the intrinsic value of the convertible debt and non-detachable warrants). The Black Scholes Option Model requires estimated assumptions in its computation. We estimate the assumptions used in each calculation based upon the transaction term and what we believe most appropriately reflects the transaction. If different estimates of the assumptions were used, it could result in different fair market value amounts being calculated. Additionally, various methods can be used to determine the fair market value of the warrant. If a different model were used besides the Black Scholes Option Model, it could result in different fair market value amounts being calculated.

                                    Summary

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in the generation of significant revenues. We have chosen to focus on increasing sales volume in the consumer and forensic markets while continuing to develop products for introduction to the pharmacogenomics market. During 2005, we added seven new distributors to sell our consumer products.

We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. We have reported that while sales of our ancestry product, ANCESTRYbyDNA(TM) and paternity services have increased compared to the prior year, sales of forensic product DNAWitness(TM) and genotyping services decreased. Our new consumer product EURO-DNA(TM) 1.0 was introduced in the marketplace in late 2004. We acquired Trace Genetics late during the second quarter which will contribute revenues during the last half of 2005. Trace Genetics brings two new complementary technologies to our autosomal testing for determining the percentage of a person's ancestry: Y-chromosome testing for tracing ancestry by following the direct paternal line and mitochondrial (mtDNA (TM)) testing for the direct maternal line. Trace also maintains one of the largest Native American mtDNA(TM) databanks which, when combined with DNAPrint's, will be one of the largest in North America. Other similarly large databases are controlled by groups such as the Sorensen foundation, various Native American foundations and tribes, and some Universities. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

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

Management plans to continue to focus on increasing sales in the market areas of forensics and genealogy and to move towards the introduction of new and expanded products in these markets. During July 2005, we expanded our DNAWitness(TM) product suite which now includes:

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

      EuroWitness(TM) 1.0 -- Tests crime scene DNA to determine more specific geographic origins if the test sample ancestry is 50% or more Indo-European. EUROWitness 1.0 provides a BioGeographical Ancestry report that includes relative percentages of Northwest European, Southeast European, Middle Eastern or South Asian.

      Retinome(TM) -- A predictive test for individual eye color from DNA. Retinome(TM) predicts eye color if the sample is 50% or greater European ancestry as to whether eye color is blue, mostly blue, brown or mostly brown. A representative eye photo database is also provided along with relevant photo database pictures of the individual references.

      STR-Witness(TM) -- A genetic "matching" used as a bar code to track and report the samples. STR-Witness(TM) is the same test used for determining an individual's identity from an available DNA sample. Crime labs run this test to screen the Federal Bureau of Investigation's Combined DNA Index System (CODIS) database for possible matches.

      DNAWitness-Y(TM) -- A new Y-chromosome test that determines the direct paternal ancestral lineage from the male sex chromosome. DNAWitness-Y(TM) can be used as an identification tool in cases where a mixture of male and female samples exists.

      DNAWitness-Mito(TM) -- A new mitochondrial DNA test that examines ancestral lineages along the maternal line. DNAWitness-Mito(TM) can be used as an identification tool when other DNA testing fails to yield results or the DNA sample is too deteriorated.

We plan to continue market research within both the forensics and genealogy segments to further expand our knowledge and understanding of the most efficient way to market and sell our products.

In our pharmacogenomics segment, we will continue work on OVANOME(TM), a Taxol screening diagnostic test, and STATINOME(TM), a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. Our OVANOME(TM) technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida, and we are in the midst of completing an initial 80 person trial under an approved IRB (Internal Review Board) which approves all clinical trial related work at the center. We are also enrolling an additional 200 subjects to further validate and support the data we obtained in our earlier trial. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment, in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for a drug pipeline acquisition. Our recent licensing of a `Super' Erythropoietin (EPO) molecule from Beth Israel Deaconess Hospital (BIDMC) is a step forward in that direction. We plan to combine our ability to screen patients and track patient response to the standard form of EPO when compared to our newer, `Super EPO'. We believe this will improve our clinical efficacy and reduce the unwanted side-effects of standard EPO treatment for anemia. We plan to begin development of our new product and have GMP material ready for early stage pre-clinical development work by or during the first quarter of 2006 in accordance with our licensing agreement with BIDMC.

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

We anticipate beginning to work with clinicians at Massachusetts General Hospital for patient monitoring of standard EPO treatment of Kidney dialysis patients. Assuming we file an Investigational New Drug Application (IND) and it is approved, we hope to commence clinical studies at Massachusetts General and other centers that will be identified over time. We do not anticipate filing an IND application with the FDA during 2006. At present we are developing a manufacturing process for the PT-401 and also preparing for cGMP manufacturing of the product for pre-clinical development work. We have retained an experienced developer and manufacturer of EPO like products, and we will be advancing this development effort through the balance of this year and into 2006.

On October 25, 2005, we entered into an exclusive Licensing Agreement (the "License") with Dr. Mark Froimowitz to develop a series of methylphenidate analogs or Ritalin-like compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder ("ADHD"), and depression. The licensed compounds are analogs of Ritalin, a well-known drug used for treatment of ADHD. The analogs are designed specifically to have a slow onset and increased half-life in the bloodstream, thus reducing a patient's required daily dosage and the potential for drug abuse. We have the exclusive right to develop, use, market and sell products derived from the licensed compounds.

On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. ("Kenna"). Kenna develops software and related technologies for building computational models that mimic complex biological systems. We expect that Kenna's computational models will become key components for our development of more effective therapies and diagnostic products. In acquiring Kenna, we also gain access to Kenna's BoneFusion and CellCycleFusion models, which simulate bone remodeling processes and molecular pathways. These pathways are common targets of current cancer therapies. We exchanged 1,500,000 shares of our common stock for all the outstanding shares of Kenna. In addition, we hired certain key employees of Kenna, including Drs. Barbara Handelin and Tandy Herrin, who will support the clinical development of our PT-401 with simulations to help design optimal clinical trials.

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

                              Results of Operations

Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004

Revenues and Cost of Sales

During the three and nine months ended September 30, 2005 and 2004, revenues were $316,983 and $906,470 for 2005, respectively and $165,647 and $648,925 for
2004, respectively. A $151,336 increase in revenues for the third quarter from the prior period is a 91% increase while a $257,545 increase in revenues for the nine month period ending September 30, 2005 compared to the prior period is a 40% increase. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $113,792 as of September 30, 2005. Deferred revenue resulted from some ANCESTRYbyDNA(TM) and EURO-DNA(TM) client testing that was not complete as of September 30, 2005. These amounts will be recognized as revenue in the fourth quarter of 2005.

The approximately $151,000 increase in revenues for the three months ended September 30, 2005 compared to the same period in the prior year is mainly the result of our ANCESTRYbyDNA(TM) revenues increasing by approximately $126,000, our paternity services increasing by approximately $10,000 and EURO-DNA(TM) revenues increasing approximately $31,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We recorded approximately $16,000 of revenues from our mtDNA(TM) product, $11,000 of revenues from our DNAWitness-Mito(TM) and $10,000 of revenues from our Y-chromosome products which were added to our product line when we acquired Trace Genetics. This was offset by a decrease of approximately $60,000 from our genotyping services and $8,000 from our DNAWitness(TM) sales. In addition, we had approximately $15,000 of other revenues.

The approximately $258,000 increase in revenues for the nine months ended September 30, 2005 compared to the same period in the prior year is a result of our ANCESTRYbyDNA(TM) revenues increasing by approximately $136,000, our paternity services increasing by approximately $89,000 and our EURO-DNA(TM) revenues increasing approximately $74,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We recorded approximately $16,000 of revenues from our mtDNA(TM) product, $11,000 of revenues from our DNAWitness-Mito(TM) and $10,000 of revenues from our Y-chromosome products which were added to our product line when we acquired Trace Genetics. This was offset by a decrease of approximately $78,000 from our genotyping services and $15,000 from our DNAWitness(TM) sales. In addition, we had approximately $15,000 of other revenues.

Paternity sales are generated primarily through our various distributors and from our website www.ancestrybydna.com. The majority of the increase in sales during 2005 compared to 2004 was from a distributor that was added during the second quarter of 2004. Paternity testing is an add-on service, and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy. One distributor accounted for approximately $105,000 of our paternity sales during the first nine months of 2005. We do not expect these revenues to continue for the balance of the year and are working hard to replace the potential short-fall. During the third quarter and into the last quarter we will be accelerating our direct marketing and mail campaign for our ANCESTRYbyDNA(TM) and DNAWitness(TM) products and services as well as the Trace Genetics products and services.

Genotyping sales were generated primarily through work with universities with one university being our major client of this service. The decrease of genotyping services of approximately $60,000 during the third quarter of 2005 compared to the same period in 2004 and approximately $78,000 during the nine months ended September 30, 2005 compared to the same period in 2004 was the result of decreased service provided to one university. To date, our genotyping service customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. One university accounted for approximately $150,000 of our genotyping sales during the first nine months of 2005.

As part of our on-going genotyping contract services work for one of our new customers, we have offered to perform ANCESTRYbyDNA testing services on 284 children suffering from a disease known as ALL or Acute Lymphocyte Leukemia and anticipate under a joint publication agreement to submit a manuscript for publication during 2006. Following this early pre-screening, the ALL program will test nearly 3,000 children afflicted with this disease in hopes that we will be better able to help the research hospital determine the genetic markers that are inherited and that may play a role in disease formation, advancement or remission. Treatment protocols or treatment regimes include multiple drug therapies and include, Taxol and Taxol like derivatives as well as other chemotherapy treatments and protocols. It is too early to determine the potential benefits to us, but we believe that our donation of our technology and services is crucial to the development of better and improved treatments for ALL. Currently, nearly 10-20% of the children afflicted with this disorder do not survive beyond 18-24 months after diagnosis. We believe that our technology combined with the research hospital's other work and including the contracted genotyping work performed by us for them, may help in reducing this dreadful statistic.

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

During the third quarter of 2005 compared to the same period in 2004, our sales of ANCESTRYbyDNA(TM) increased approximately $126,000. This is due to increased awareness and interest in genealogy and increased advertising during the third quarter by us in several markets. During the nine months ended 2005 compared to the same period in 2004, our sales of ANCESTRYbyDNA(TM) increased by $136,000. When we introduced our ANCESTRYbyDNA(TM) 2.5 during 2004, we increased the pricing which has resulted in a lower volume of product sold, but at a higher margin. Also, the product is relatively new to the market, and we believe sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell this product. We introduced another ancestry product, EURO-DNA(TM) 1.0, during late 2004. Sales of our ancestry products were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. During 2005, we entered into agreements with seven new distributors to sell our ancestry products. One of our new distributors accounted for approximately $160,000 of sales during the first nine months of 2005.

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

Cost of sales increased $117,712 during the third quarter of 2005 compared to the same period in 2004. This was a result of increased revenues during the third quarter of 2005 compared to the same period in 2004. Cost of sales increased $201,312 during the nine months ended September 30, 2005 compared to the same period during 2004, also as a result of increased revenues for 2005 period compared to the 2004 period. The cost of sales as a percentage of revenue was 77% for the third quarter of 2005 compared to 77% for the third quarter of 2004 and 72% for the nine months ended September 30, 2005 compared to 70% for the nine months ended September 30, 2004. The increase in cost of sales as a percent of revenues is due to our refinement of our estimate and allocation of research and development costs. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research and Development Expenses

We continue to conduct research and development for all of our products. We continue our research work on STATINOME(TM) and ace inhibitor projects. We also, in conjunction with researchers at the Moffitt Cancer Center, continue work on OVANOME(TM) and other identified cancer projects. We continue to evaluate and analyze our preliminary results and to extend those results to other patients' samples for Taxol, Statins, and Ace inhibitor work.

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

For the three-month periods ended September 30, 2005 and 2004, our research and development costs were $646,660 and $191,924, respectively. The increase of $454,736 in research and development expense in the third quarter of 2005 compared to the same period in 2004 resulted primarily from an increase in research and development payroll costs as we have added an additional full time person and increased our research and development costs related to increased volume of research tests performed and cost related to the work on the EPO testing we are performing. During the third quarter of 2005, we paid $176,096 to Beth Israel and $30,000 to Dr. Arthur Sytkowski for certain research work related to our EPO project. During the third quarter of 2005, we also had costs of approximately $43,000 related to the research work Trace Genetics is doing. Some differences also result from our refinement in estimates and allocation of research and development costs.

For the nine-month periods ended September 30, 2005 and 2004, our research and development costs were $1,444,020 and $1,233,138, respectively. Our research and development costs consist primarily of raw materials and laboratory supplies, equipment expense, and facilities and employment-related costs. The increase of $210,882 in research and development expense in the first nine months of 2005 compared to the same period in 2004 is mainly from the addition of a full time person and an increase in our research and development costs related to increased volume of research tests performed and cost related to the work on the EPO testing we are performing. During the nine months ended September 30, 2005, we paid $176,096 to Beth Israel and $40,000 to Dr. Arthur Sytkowski for certain research work related to our EPO project. During the nine months ended September 30, 2005, we also had costs of approximately $43,000 related to the research work Trace Genetics is doing. This was offset by the Chief Medical Officer's and other management's prior period stock grants and the associated taxes, which were being expensed over their employment contracts. Some differences also result from our refinement in estimates and allocation of research and development costs.

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

Selling, general and administrative expenses increased $192,236 for the third quarter of 2005 compared to the third quarter of 2004 and $270,659 for the nine months ended September 30 2005 compared to the same period in 2004.

The Selling, general and administrative expenses increase of approximately $192,000 was primarily the result of increased advertising, marketing materials and investor relations costs of approximately $324,000, this was offset by lower salary costs of $81,000 and increased allocation of selling, general and administrative costs to cost of sales and research and development during 2005 compared to 2004.

Compared to the nine months ended September 30, 2004, compensation cost for our three top executives in the nine months of 2005 declined by approximately
$824,000. This decline occurred primarily because the 2004 amount included amortization of stock-based compensation costs for these executives from a grant in a previous year. Because the relevant amortization period ended in May 2004, the 2005 amount did not include any expense related to the previous grants. This was offset by an increase of $46,000 for the annual shareholders meeting costs, increase of $112,000 for legal expenses, and an increase of approximately $562,000 of advertising, marketing materials and investor relations expense. Additionally, we allocated approximately $234,000 less selling, general and administrative costs to cost of sales and research and development during 2005 compared to 2004 which in effect increased our selling, general and administrative expenses.

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

Interest Expense

During the three and nine months ended September 30, 2005, we recognized a decrease of $5,679 and $6,370, respectively, compared to the same periods in the prior year. The decrease in interest expense for both the three and nine month periods ended September 30, 2005 compared to the prior year are a result of a lower convertible debenture balance during 2005 compared to 2004 as La Jolla exercised its conversion rights each month.

Interest Income

During December 2004, we made a loan in Euros to a Biofrontera, a German company. We record the interest on this loan each period, and any adjustments for the foreign currency translation are included in foreign currency loss included on our condensed consolidated statements of operations. We did not have any loans during 2004.

Intrinsic Value of Convertible Debt and Non-detachable Warrants and Debt Discount Amortization

We recorded $250,000 related to the intrinsic value of the convertible feature of the La Jolla debt. We also recorded a discount of $400,000 related to the two Dutchess notes. This $650,000 of debt discount is being amortized to interest expense over the life of the notes. During the three months and nine months ended September 30, 2005, we recorded $227,520 of expense.

Amortization of Deferred Financing Fees

During the second and third quarter of 2005, we recorded $692,765 of deferred financing fees related to the La Jolla debenture and the two Dutchess notes. These deferred financing fees are being amortized over the life of the notes. During the three months and nine months ended September 30, 2005, we recorded an increase over the same periods in 2004 of $253,364 and $239,596 of amortization, respectively.

Foreign Currency Loss

During the three and nine months ended September 30, 2005, we recorded a foreign currency loss of $303 and $25,363, respectively on a loan we made in Euros. Each period, we will record any gain or loss related to the foreign currency translation for that period. We did not have any foreign currency transactions during 2004. Subsequent to the quarter end, DNAPrint received approximately $19,000 of repayment for this foreign currency translation loss.

Other Expense

Effective September 28, 2004, we entered into an Investment Agreement with Biofrontera and the shareholders of Biofrontera to purchase certain Series B preferred shares of Biofrontera. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess. The Biofrontera agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera agreement. We expensed $43,459 and $105,252 of costs that related to this transaction during the three and nine months ended September 30, 2005 and $10,000 of costs for the same periods related to another transaction that was not completed.

Liquidity and Capital Resources

General

During the first nine months of 2005, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the nine months ended September 30, 2005 was $2,642,687. We also had principal payments on capital lease obligations of approximately $118,000 and purchases of computers and equipment of approximately $84,000. The resulting cash shortfall was financed primarily through the exercise of non-detachable warrants and prepayment for future warrant exercises, a $250,000 ($235,000 of cash after fee) convertible debenture from La Jolla and $2,400,000 (1,789,735 of cash after discount and fees) notes from Dutchess.

Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available consumer and forensic products and to begin introductory marketing for our new products, EUROWitness(TM), RETINOME(TM), EURO-DNA(TM), DNAWitness-Y(TM), and DNAWitness-Mito(TM).

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

Additionally, on June 7, 2005, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of BIDMC to consult on the development of a new, more potent and longer acting form of EPO. This agreement was amended on September 1, 2005. Under the amended consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the BIDMC license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from BIDMC relating to the same milestone events under the BIDMC license. At September 30, 2005, we had recorded $40,000 as research and development costs.

Also during late June, we entered into a collaborative research agreement with BIDMC to provide three researchers to us over a six-month period to conduct certain research work related to our EPO research. This agreement was amended on August 15, 2005. The total cost of this work is $352,192. We paid $176,096 during the third quarter of 2005 and the remaining $176,096 will be due 180 days after the execution of the amendment.

On October 25, 2005,  we.  entered into an exclusive  Licensing  Agreement  (the
"License") with Dr. Mark Froimowitz to develop a series of methylphenidate analogs or Ritalin-like compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder ("ADHD"), and depression. We are obligated to pay the Licensor a two percent (2%) quarterly royalty fee on the net sales of products covered by the License. Minimum annual maintenance fees of $25,000 are required for the License term, but will be deducted from royalties. Additionally, the License requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The License's initial five (5) year term is supplemented by options capable of extending the License term for up to twenty years.

As part of our development strategy during late 2004, we entered into a relationship with Biofrontera AG ("Biofrontera"), a cutting edge genomics/pharmaceutical company based in Germany. This transaction was conditioned upon the effectiveness of a registration statement to be filed under the Securities Act of 1933 by us with respect to a financing agreement with Dutchess Private Equities Fund, II, L.P. The Biofrontera Agreement provided that if the registration statement did not become effective on or before February 7, 2005, either party had the ability to terminate the Biofrontera Agreement without liability. The registration statement had not become effective as of such date. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera Agreement and expensed $105,252 of costs associated with this deal during the first nine months of 2005.

On July 8, 2005, we entered into an agreement to purchase, and simultaneously closed upon the purchase of, an equity interest in Biofrontera. We purchased the interest in Biofrontera from Technologie-Beteiligungs-Gesellschaft mbH, an instrumentality of the German government. The securities purchased were shares of Biofrontera's series A Preferred Stock, as well as certain debt instruments. On August 8, 2005, we converted the securities purchased into Biofrontera's common stock.

We paid approximately 1.8 million Euros ($2.1 million) for our interest in Biofrontera. On September 19, 2005, we paid an additional 98,245 Euros
($121,000) for an additional 98,145 shares of Biofrontera common stock increasing our ownership of Biofrontera to approximately 18%. In connection with the transaction, two of the members of our Board of Directors, Richard Gabriel and Hector Gomez, were retained on the Biofrontera board. In addition, to induce the shareholders of Biofrontera to consent to our investment in Biofrontera, we entered into a put agreement with another Biofrontera shareholder, Heidelberg Innovation. Pursuant to this agreement, if by December 31, 2005 Biofrontera does not complete its current offering of debt securities for at least 10 million Euro, Heidelberg Innovation may require us to purchase Heidelberg Innovation's ownership interest in Biofrontera of approximately 49% for 1.6 million Euro (approximately $1.96 million). During September 2005, Biofrontera completed its debt securities offering. Therefore, our put obligation to Heidelberg Innovation is terminated. During October 2005, we received $202,842 as payment of the note receivable we had from Biofrontera.

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

In connection with the notes, we paid Dutchess a facility fee of $130,000 and issued to Dutchess 3,750,000 shares of our common stock. We also paid $80,000 of fees to Athena.

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

On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a new wholly-owned pharmaceutical subsidiary focused on personalized medicine. Since its inception, DNAPrint genomics successfully has leveraged its broad-based expertise in genomics into three business segments -- ancestry for the consumer market, forensics technology for law enforcement and pharmacogenomics -- personalized medicine based on a patient's DNA. With our ANCESTRYbyDNA(TM) and DNAWITNESS(TM) technologies serving as a foundation for the Company's business, DNAPrint Pharmaceuticals is being targeted as the engine for further expansion and growth. We now have the corporate flexibility to concentrate on the pharmaceutical products we are currently licensing or have under development. To further finance this effort we will also be seeking funding for DNAPrint Pharmaceuticals.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $2,399,466 at September 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of a note, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess funding will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants will be exercised and the put notices by Dutchess will be funded or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Off-Balance Sheet Arrangements

As of September 30, 2005, we have no off-balance sheet arrangements.

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

The Defendant withdrew his objection to our review of documents downloaded from his seized home computer. Based upon our review of the documents and report, we advised the Court that we believed these documents contained our confidential, proprietary and trade secret information. At that time the Court ordered a preliminary mediation to discuss resolution of the matter. We participated in the mediation, but did not reach a resolution with the Defendant. Therefore, we are proceeding with discovery.

On July 8, 2005, a former consultant of ours, Lonnie Bookbinder, filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division. The complaint, styled Bookbinder v. DNAPrint genomics, Inc., Richard Gabriel, Hector Gomez and GenBiomics, LLC, names as defendants us, along with two of our directors and a dissolved limited liability company in which two of our directors were members. The complaint sought damages arising out of services Mr. Bookbinder claims to have provided on our behalf. We deny any liability to Mr. Bookbinder. We filed and prevailed on a Motion to Dismiss the complaint because we believed it did not state a claim. Plaintiff then filed an Amended Complaint. We have a Motion to Dismiss pending on the same gounds as that previously filed. If our Motion to Dismiss is unsuccessful, we intend to defend the litigation vigorously.

Item 2. Changes in Securities

Issuance of Unregistered Securities

During the third quarter of 2005, we issued a total of 26,394 shares of our common stock in exchange for services valued at approximately $5,354. These shares were issued to consultants, who are sophisticated investors. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the third quarter of 2005, we issued 2,000,000 shares of our common stock as in exchange for services valued at approximately $120,000. These shares were issued to an investor relations firm, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

Item 3. Defaults upon Senior Securities.

      NONE

Item 4. Submission of Matters to a Vote of Security Holders

      NONE

Item 5 . Other Information

      NONE

Item 6.    Exhibits.

            10.1 Financial Consulting Agreement dated August 19, 2005 between the Registrant and Market Pulse, LLC.

            10.2 Consulting Agreement dated September 1, 2005 between the Registrant and Dr. Arthur Sytkowski

            10.3 Stock Purchase Agreement dated October 25, 2005 between the Registrant and the shareholders of Kenna Technologies, Inc.

            10.4  Licensing   Agreement  dated  October  25,  2005  between  the
                  Registrant and Dr. Mark Froimowitz.

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

Signature                   Title                                  Date
---------                   -----                                  ----

/s/ Richard Gabriel         President and Chief            November 14, 2005
-------------------         Executive Officer
Richard Gabriel

/s/ Monica Tamborini        Chief Financial Officer        November 14, 2005
--------------------
Monica Tamborini