Form 10QSB/A
period 2005-09-30
DNAPRINT GENOMICS INC
filed 2006-03-06
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C.  20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.


 [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________.



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

                              YES  ( X )   NO (   )

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                              YES  (   )   NO ( X )

State the number of shares outstanding of each of the issuer's classes of common equity as of October 15, 2005

                               149,947,895 SHARES


Transitional  Small  Business  Disclosure  Format:

                              YES  (   )   NO ( X )

                             DNAPRINT GENOMICS, INC.
                             -----------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                              INDEX TO FORM 10-QSB



PART  I.     FINANCIAL  INFORMATION

Item  1. Consolidated  Financial  Statements  (unaudited):

     Condensed  Consolidated  Balance  Sheets  as  of  September  30,  2005  and
     December 31, 2004                                                                     4

     Condensed  Consolidated  Statements  of  Operations  for the three and nine months  ended September 30, 2005 and 2004, and the period December 10, 1998
     (date of inception) to September 30, 2005                                             5


     Condensed  Consolidated  Statements  of  Cash  Flows  for  the  nine months ended  September  30, 2005 and 2004, and the period December 10, 1998 (date
     of inception) to September 30, 2005                                                   6

     Notes to Condensed Consolidated Financial Statements                                  8

Item  2. Management's  Discussion  and  Analysis of Financial Condition and
         Results of Operations                                                            20

Item  3. Controls and Procedures                                                          36

PART  II.     OTHER  INFORMATION

Item 1. Legal Proceedings                                                                 36
Item 2. Changes in Securities                                                             37
Item 3. Defaults Upon Senior Securities                                                   37
Item 4. Submission of Matters to a Vote of Securities Holders                             37
Item 5. Other Information                                                                 37
Item 6. Exhibits                                                                          38
Signatures                                                                                39
Certifications                                                                            40

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
                             DNAPRINT GENOMICS, INC.
                             -----------------------
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                       ----------------------------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30, 2005  December 31, 2004
                                                     (Unaudited)
                                                 ------------------  -----------------

ASSETS
------
CURRENT  ASSETS:
Cash  and  cash  equivalents                         $     270,151   $     978,535

Accounts  receivable (net of allowance for doubtful
  accounts of $8,740 for 2005 and $500 for 2004)            95,462          43,566
Inventory,  raw  material                                  176,528          65,279
Receivable  from  Biofrontera                              184,077         193,683
Prepaid  expenses  and  other  current  assets             159,739         125,065
                                                     --------------  --------------
  Total  current  assets                                   885,957       1,406,128
                                                     --------------  --------------
PROPERTY  AND  EQUIPMENT  (net  of  accumulated
  depreciation and  amortization  of  $667,442
  for  2005  and  $504,101  for  2004)                     441,355         380,262
                                                     --------------  --------------
OTHER  ASSETS:
Investment  in  Biofrontera                              2,274,702               -
Goodwill  and  other  intangibles                          287,187               -
Other  assets                                                5,000           5,000
                                                     --------------  --------------
  Total  other  assets                                   2,566,889           5,000
                                                     --------------  --------------
TOTAL                                                $   3,894,201   $   1,791,390
                                                     ==============  ==============
LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)
--------------------------------------------------
CURRENT  LIABILITIES:
Accounts  Payable                                    $     438,690   $     352,718
Accrued  Expenses                                          965,021         672,539
Deferred  Revenue                                          113,792          42,126
Convertible  debentures  -  current (net of
  discount of $181,715 for 2005 and $0 for  2004)           96,285         161,000
Notes  payable  (net  of  discount  of  $240,765
  for  2005  and  $0  for  2004)                           111,686               -
Notes  payable  to  related  parties                       185,025         215,034
Derivative  liabilities                                  3,446,322               -
Capital  lease  obligation  -  current                     131,283         128,128
                                                     --------------  --------------
  Total  current  liabilities                            5,488,104       1,571,545
Capital  lease  obligation  -  long-term                    15,987          95,310
Convertible  debenture  -  (converted  between
  January 1, 2005 and February 25, 2005)                         -          29,000
                                                     --------------  --------------
       Total  liabilities                                5,504,091       1,695,855
                                                     --------------  --------------

REDEEMABLE  INSTRUMENTS                                     66,375               -

STOCKHOLDERS'  EQUITY  (DEFICIT)
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A

Series  A  convertible  preferred stock, 50,000
  shares authorized; 40,000 shares issued,
  16,000  outstanding  at  September 30, 2005
  and 40,000 outstanding at December 31, 2004;
  $160,000 liquidation value                                   160             400

Common  stock,  $.01 par value, 1,500,000,000
  shares authorized; 122,480,978 and 46,956,213
  shares issued and outstanding, for 2005 and 2004,
  respectively                                           1,224,810         469,562
Common  stock  subscribed  (515,289  and  470,815
  shares  for  2005  and  2004, respectively                 5,153           4,708
Additional  paid-in  capital                            29,484,146      27,182,123
Prepaid  warrant  exercises                                150,000         255,000
Deferred  stock  compensation and consulting               (67,288)        (26,071)
Deficit  incurred  prior  to  development  stage        (7,427,422)     (7,427,422)
Deficit accumulated  during  the development stage     (25,045,824)    (20,362,765)
                                                     --------------  --------------
  Total  stockholders' equity (deficit)                 (1,676,265)         95,535
                                                     --------------  --------------
TOTAL                                                $   3,894,201   $   1,791,390
                                                     ==============  ==============

                 See notes to consolidated financial statements.

                             DNAPRINT GENOMICS, INC.
                             -----------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                                     For the Period
                                                                                                                      December 10,
                                                          Three months ended               Nine months ended            1998 to
                                                             September  30,                  September  30,          September  30,
                                                     ------------------------------  ------------------------------  --------------
                                                          2005            2004            2005            2004            2005
                                                     --------------  --------------  --------------  --------------  --------------

REVENUES                                             $     316,983   $     165,647   $     906,470   $     648,925   $   2,672,678

COST  OF  SALES                                            244,919         127,207         655,122         453,810       1,768,149
                                                     --------------  --------------  --------------  --------------  --------------
Gross  Profit                                               72,064          38,440         251,348         195,115         904,529
                                                     --------------  --------------  --------------  --------------  --------------
OTHER  OPERATING  EXPENSES:
Research  and  development                                 646,660         191,924       1,444,020       1,233,138      10,089,687
Selling,  general  and  administrative                     866,638         674,402       1,953,515       1,682,856       9,853,451
                                                     --------------  --------------  --------------  --------------  --------------
  Total  other  operating  expenses                      1,513,298         866,326       3,397,535       2,915,994      19,943,138
                                                     --------------  --------------  --------------  --------------  --------------

LOSS  FROM  OPERATIONS                                  (1,441,234)       (827,886)     (3,146,187)     (2,720,879)    (19,038,609)
                                                     --------------  --------------  --------------  --------------  --------------
OTHER  INCOME  (EXPENSES):
Interest  expense                                           (7,264)        (12,943)        (40,924)        (47,294)     (1,485,827)
Interest  income                                             5,092               -          15,807               -          15,807
Intrinsic  value  of  convertible  debt  and
  non-detachable  warrants  and debt discount
  amortization                                            (624,991)              -        (624,991)              -      (1,124,991)
Amortization of deferred financing fees                    (84,957)         (5,205)       (149,957)        (18,973)       (172,911)
Sale  of  option  to  Orchid  Biosciences                        -               -               -               -         353,090
Loss  on  disposal  of  investments                              -               -               -               -        (349,006)
Stock-based  settlement  expense                                 -               -               -               -        (152,437)
Foreign  currency  loss                                       (303)              -         (25,363)              -         (25,363)
Loss on derivative contracts, net                          787,714               -        (596,192)              -        (596,192)
Other  expenses                                            (53,459)              -        (115,252)              -        (481,157)
                                                     --------------  --------------  --------------  --------------  --------------
  Total other income (expenses) - net                       21,832         (18,148)     (1,536,872)        (66,267)     (4,018,987)
                                                     --------------  --------------  --------------  --------------  --------------
    NET LOSS                                         $  (1,419,402)  $    (846,034)  $  (4,683,059)  $  (2,787,146)  $ (23,057,596)
                                                     ==============  ==============  ==============  ==============  ==============

    NET LOSS PER SHARE - Basic and Diluted           $       (0.02)  $       (0.02)  $       (0.08)  $       (0.09)  $       (0.87)
                                                     ==============  ==============  ==============  ==============  ==============
SHARES  USED  IN  COMPUTING  NET
    LOSS  PER  SHARE- Basic and Diluted                 79,158,887      36,678,464      61,918,878      32,761,936      26,619,790
                                                     ==============  ==============  ==============  ==============  ==============

                 See notes to consolidated financial statements.

                             DNAPRINT GENOMICS, INC.
                             -----------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     For the Period
                                                      For the Nine   For the Nine   December 10, 1998
                                                      Months Ended   Months Ended  (Date of Inception)
                                                      September 30,  September 30,     to September
                                                          2005           2004           30, 2005
                                                     --------------  --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                                          $  (4,683,059)  $  (2,787,146)  $ (23,057,596)
  Adjustments  to  reconcile  net loss to net
  cash used in operating activities:
  Depreciation  and  amortization                          163,341         157,258         835,032
  Provision  for  bad  debts                                     -               -          11,738
  Impairment  of  assets                                         -               -         254,434
  Loss  on  disposal  of  investments                            -               -          11,772
  Loss  on  disposal  of  property  and  equipment               -               -           5,039
  Loss  on  foreign  currency  transaction                  25,363               -          25,363
  Amortization  of  deferred  stock
  compensation and consulting                              217,813         678,087       1,570,603
  Loss  on  derivative  contracts,  net                    596,192               -         596,192
  Amortization  of  deferred  compensation                       -         179,691         919,792
  Amortization of deferred financing fees                  149,957          18,973         172,911
  Common stock issued for interest expense
  on related party notes payable                                 -               -       1,300,378
  Common stock issued for reorganization/court order             -               -         343,000
  Common  stock  issued  for  services                      18,139          24,608       2,281,921
  Common  stock  issued  for  bankruptcy  settlement             -               -          28,080
  Stock  issued  for  settlement                                 -               -         152,437
  Intrinsic  value  of  the  convertible  debt
  and  non-detachable warrants and amortization
  of  debt  discount                                       624,991               -       1,124,991
  Stock-based  compensation                                      -               -       1,943,906
Changes  in  operating  assets and liabilities,
  net of effect of acquisitions:
  (Increase)  decrease  in  receivables                    (32,246)        (46,700)        215,187
  (Increase)  decrease  in  inventory                     (100,079)              -        (165,358)
  Decrease  (increase)  in prepaid expenses
  and other assets                                          29,467         (41,166)     (1,060,766)
  (Decrease)  increase  in  accounts  payable,
   deferred revenue and accrued liabilities                347,434        (883,587)      1,708,653
                                                     --------------  --------------  --------------
NET  CASH USED IN OPERATING ACTIVITIES                  (2,642,687)     (2,699,982)    (10,782,291)
                                                     --------------  --------------  --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchases of property and equipment                      (83,805)        (43,641)       (916,303)
  Proceeds from disposal of property and equipment               -               -          10,100
  Loan  to  Biofrontera                                          -               -        (193,683)
  Deposit  on  investment  in  Biofrontera              (2,274,702)              -      (2,274,702)
  Net  bankruptcy  adjustment                                    -               -         511,274
                                                     --------------  --------------  --------------
NET  CASH  USED  IN  INVESTING ACTIVITIES               (2,358,507)        (43,641)     (2,863,314)
                                                     --------------  --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds  from  issuance  of  common  stock,
  net  of  stock  issuance  costs                        2,966,529       3,006,451       9,285,719
  Proceeds  from  issuance of Series A convertible
  preferred stock, net of stock issuance  costs                  -         272,535         272,535
  Prepayment  for  future  warrant  exercises,  net       (105,000)        345,000         150,000
  Proceeds  from  notes  payable  -  related  party              -               -       1,487,036
  Collections  from  stock  subscriptions                        -               -         836,960
  Proceeds from settlement with Tampa Bay Financial              -               -         272,383
  Advances  from Tampa Bay Financial, net                        -               -         384,581
  Principal  payments  on  capital  lease  obligation     (118,425)        (62,933)       (389,355)
  Proceeds  from  convertible  debenture  and  notes
  payable,  net  of  costs                               2,024,735               -       2,524,735
  Repayments  of  notes payable                           (445,020)              -        (445,020)
  Repayments  of  notes  payable,  related  parties        (30,009)        (44,940)       (463,818)
                                                     --------------  --------------  --------------
NET  CASH PROVIDED BY FINANCING ACTIVITIES               4,292,810       3,516,113      13,915,756
                                                     --------------  --------------  --------------
NET  INCREASE  IN  CASH  AND  CASH
   EQUIVALENTS                                            (708,384)        772,490         270,151

CASH  AND  CASH  EQUIVALENTS,  BEGINNING  OF
    PERIODS                                                978,535         265,921               -
                                                     --------------  --------------  --------------
CASH  AND CASH EQUIVALENTS, END OF PERIODS           $     270,151   $   1,038,411   $     270,151
                                                     --------------  --------------  --------------
                                  (continued)

                                       6

                             DNAPRINT GENOMICS, INC.
                             -----------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                                                     For the Period
                                                      For the Nine   For the Nine   December 10, 1998
                                                      Months Ended   Months Ended  (Date of Inception)
                                                      September 30,  September 30,     to September
                                                          2005           2004           30, 2005
                                                     --------------  --------------  --------------
SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW
  INFORMATION:

  Income taxes paid                                  $           -   $           -   $           -
                                                     ==============  ==============  ==============
  Interest paid                                      $      28,326   $      35,730   $     121,992
                                                     ==============  ==============  ==============
SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH
  INVESTING  AND  FINANCING  ACTIVITIES:

  Stock  subscriptions  receivable  arising from
  acquisition of DNAPrint genomics, Inc. (Florida)   $           -   $           -   $   1,000,000
                                                     ==============  ==============  ==============
  Common stock issued for related
  party notes payable                                $           -   $           -   $   1,211,322
                                                     ==============  ==============  ==============
  Unrealized loss on long-term investments           $           -   $           -   $    (222,443)
                                                     ==============  ==============  ==============
  Common stock issued for land subsequently
  swapped for investment in Heroes, Inc.             $           -   $           -   $   2,000,000
                                                     ==============  ==============  ==============
  Dividends paid in stock of Heroes, Inc.            $           -   $           -   $  (1,988,228)
                                                     ==============  ==============  ==============
  Common  stock  issued  for  reorganization/court
  order arising from conversion of claim to stock    $           -   $           -   $  (2,905,000)
                                                     ==============  ==============  ==============
  Conversion of Tampa Bay Financial advances to
  stock                                              $           -   $           -   $     453,331
                                                     ==============  ==============  ==============
  Equipment leased under capital lease               $           -   $      20,462   $     483,667
                                                     ==============  ==============  ==============
  Deferred compensation on grants of stock options   $           -   $           -   $     925,350
                                                     ==============  ==============  ==============
  Deferred compensation reduced for stock options
  cancelled                                          $           -   $     (19,950)  $    (190,833)
                                                     ==============  ==============  ==============
  Stock (issued)/to be issued for deferred
  compensation                                       $           -   $           -   $   2,588,250
                                                     ==============  ==============  ==============
  Debenture converted into common stock              $     162,000   $     185,000   $     472,000
                                                     ==============  ==============  ==============
  Common stock issued for satisfaction of
  accrued expenses                                   $           -   $     266,000   $     307,865
                                                     ==============  ==============  ==============
  Warrants issued for stock issuance costs, notes
  payable fees and consulting                        $     868,498   $     167,910   $   1,146,131
                                                     ==============  ==============  ==============
  Intrinsic  value  of  convertible  debt  and
  non-detachable  warrants  and debt  discount       $   2,650,000   $               $   2,650,000
                                                     ==============  ==============  ==============
  Acquisition of Trace Genetics for common
  stock and warrants                                 $     318,283   $               $     318,283
                                                     ==============  ==============  ==============
  Conversion of preferred stock to common stock      $         240   $           -   $         240
                                                     ==============  ==============  ==============
  Preferred stock issued for satisfaction of
  accrued expenses                                   $           -   $        -      $     110,000
                                                     ==============  ==============  ==============

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

USE  OF  ESTIMATES
------------------

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

BASIS  OF  PRESENTATION
-----------------------

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

STOCK  BASED  EMPLOYEE  COMPENSATION
------------------------------------
For the stock options issued to employees, we have elected to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

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


                                                          Three months ended               Nine months ended
                                                              September 30,                   September 30,
                                                     ------------------------------  ------------------------------
                                                          2005            2004            2005             2004
                                                     --------------  --------------  --------------  --------------
  Net loss, as reported                              $  (1,419,402)  $    (846,034)  $  (4,683,059)  $  (2,787,146)

  Deduct:  Fair value of stock-based employee
  compensation costs                                       (35,371)         (7,944)        (58,447)        (23,833)
                                                     --------------  --------------  --------------  --------------
  Pro forma net loss                                 $  (1,454,773)  $    (853,978)  $  (4,741,506)  $  (2,810,979)
                                                     ==============  ==============  ==============  ==============
Loss  per  share:
  Basic and Diluted - as reported                    $       (0.02)  $       (0.02)  $       (0.08)  $       (0.09)
                                                     ==============  ==============  ==============  ==============
  Basic  and Diluted - pro forma                     $       (0.02)  $       (0.02)  $       (0.08)  $       (0.09)
                                                     ==============  ==============  ==============  ==============

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

DERIVATIVE  FINANCIAL  INSTRUMENTS
----------------------------------

We generally do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, our notes outstanding with Dutchess have certain derivatives such as embedded conversion features that are indexed to our common stock (if we were to default on the note) and shares that were issued as incentive shares which are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period with any difference recorded as a gain or loss on derivatives in our Statement of Operations. If any of the derivatives could potentially result in our having indeterminable shares (i.e. from a conversion price that varies), we then are required per Emerging Issues Task Force ("EITF") 00-19 to classify all other convertible preferred stock, convertible debt and outstanding warrants that on their own contract terms were not considered to be a derivative at fair value as a derivative liability. The initial entry to record the derivative liability for these other convertible preferred stock, convertible debt and outstanding warrants is offset to paid-in capital. At each subsequent reporting period, we continue to record these instruments at fair value with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares. Then these other convertible preferred stock, convertible debt and warrants are reclassified at fair value back to paid-in capital.

REDEEMABLE  INSTRUMENTS
-----------------------

For any shares that were issued under an agreement whereby there are criteria that potentially require net-cash settlement, those shares are recorded at fair value as redeemable instruments. Each reporting period these redeemable instruments are recorded at fair value with any differences being recorded as a gain or loss on derivatives in our Statement of Operations.

INTANGIBLE  ASSETS
------------------

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

INVESTMENTS
-----------

We have an investment with less than a 20% ownership interest in a private company over which we do not have the ability to exercise significant influence, and the fair value of which is not readily determinable. This investment is accounted for under the cost method.


NOTE  B  -  GOING  CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $4,602,147 (of which $3,446,322 was from a derivative liability) at September 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P ("Dutchess"), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE  C  -  RESTATEMENT
In this amendment No. 1 to Form 10-QSB we determined there were certain derivative instruments that we were required to record as a fair value liability in accordance with Emerging Issues Task Force 00-19 that previously had been recorded as equity. Accordingly, we reclassified those derivatives and recorded a derivative liability of $3,446,322 and Redeemable Instruments of $66,375 at September 30, 2005 and a $596,192 loss on derivative contracts, net for the nine months ending September 30, 2005.


NOTE  D  -  LOSS  PER  COMMON  SHARE

Common stock equivalents in the three- and nine-month periods ended September 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

The following table summarizes our common stock equivalents outstanding at September 30, 2005 which may dilute future earning per share.


                      Convertible notes **                330,366,703
                      Convertible preferred stock ***      12,033,694
                      Warrants and options                  9,769,605
                                                        --------------
                                                          352,170,002
                                                        ==============

**The number of common stock shares the convertible notes could be converted into was estimated using the conversion price at September 30, 2005. The conversion price varies based upon the price of our common stock.

***The number of common stock shares the convertible preferred stock could be converted into was estimated using the conversion price at September 30, 2005. The conversion price varies based upon the price of our common stock.

NOTE  E  -  ACQUISITIONS  AND  INVESTMENTS

Trace  Genetics  Acquisition
----------------------------

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


Accounts  receivable                     $      19,650
Other  current  assets                          15,760
Fixed  assets                                  140,629
Goodwill  and  other  intangibles              287,187
  Total  assets  acquired                      463,226
                                         --------------
Accrued  expenses  and  payables              (102,686)
Capital  lease  obligation                     (42,257)
                                         --------------
  Total  liabilities  assumed                 (144,943)
                                         --------------
Total  purchase  price                   $     318,283
                                         ==============

Investment  in  Biofrontera
---------------------------

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


NOTE  F - UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR ACQUISITION

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

                                                                                                    For the Period
                                          For the three months           For the nine months        December 10, 1998
                                           ended September 30,            ended September 30,    (Date of Inception) to
                                          2005            2004            2005            2004      September 30,2005
                                     --------------  --------------  --------------  --------------  --------------
Revenues                             $     316,983   $     216,140   $   1,031,332   $     734,884   $   2,944,987
Net loss                             $  (1,419,402)  $  (1,045,654)  $  (4,822,787)  $  (3,087,730)  $ (23,603,213)
Basic and Diluted loss per share     $       (0.02)  $       (0.03)  $       (0.08)  $       (0.09)  $       (0.89)

NOTE  G  -  NOTES  PAYABLE,  CONVERTIBLE  DEBT  AND  LINE  OF  CREDIT

Dutchess  notes
---------------

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess 1,250,000 shares of restricted common stock as an incentive shares, which were registered in July. The value recorded for these shares was $250,000 at June 30, 2005 and $22,125 at September 30, 2005 and is recorded as a Redeemable Instrument on our Balance Sheet. The difference of $227,875 was recorded as a gain on derivative contracts. The $65,000 fee was expensed as there was no basis to record as a discount. We also paid $52,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock", the proceeds from this note were allocated to embedded derivative features indexed to the Company's common stock which were the convertible feature if the note is in default and the common stock issued as an incentive debenture. See Derivative Financial Instruments, below. The resulting discount of $1,560,000 to the debt instrument is being amortized to interest expense over the term of this note using the effective method. Amortization during the nine months ended September 30, 2005 amounted to $526,320 on this note.

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 2.5 million shares of restricted common stock as incentive shares. The value recorded for these shares was $225,000 at August 1, 2005 and $44,250 at September 30, 2005 and is recorded as a Redeemable Instrument on our Balance Sheet. The difference of $180,750 was recorded as a gain on derivative contracts. The $65,000 fee was expensed to interest expense as there was no basis to record as a discount. We also paid $28,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock", the proceeds from this note were allocated to embedded derivative features indexed to the Company's common stock which were the convertible feature if the note is in default and the common stock issued as an incentive debenture. See Derivative Financial Instruments, below. The resulting discount of $840,000 to the debt instrument is being amortized to interest expense over the term of this note using the effective method. Amortization during the nine months ended September 30, 2005 amounted to $30,387 on this note.

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

La  Jolla  Convertible  Debenture
---------------------------------

On June 28, 2005, La Jolla Cove Investors, Inc. (La Jolla) exercised their right to increase their note by $250,000 with the same terms as the previous convertible debenture except the annual interest rate is two percent. We pay interest on a monthly basis with a principal balloon payment due on the maturity date of June 28, 2007. Per the agreement, La Jolla shall convert at least 5% of the face value of the debenture each calendar month into our common shares. The number of common stock shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by sixteen, minus the product of the conversion price multiplied by fifteen times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) $0.20 or (ii) 80% of the average of the five lowest daily value weighted average price of our common stock during the twenty trading days prior to La Jolla's election to convert. We have the right to invoke a cap on a conversion if the stock price is below $0.50 per share. If we exercise this right, we then are obligated to pay the portion of the debenture the conversion notice was for plus applicable unpaid accrued interest at 110% of those amounts.

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

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" the conversion feature of this debenture is classified as equity. We recorded $250,000 for the intrinsic value associated with the convertible debt and non-detachable warrants which was recorded as a discount to the debt and capitalized $15,000 of deferred financing costs. The debt discount and the deferred financing costs will be amortized to interest expense over the two-year term of the note.

Line  of  Credit
----------------

During May 2005, we renewed our $50,000 line of credit for an additional year. The interest rate is two percent over the Bank of America prime rate. At September 30, 2005, we did not have any outstanding balance on this line of credit.

NOTE  H  -  DERIVATIVE  LIABILITIES  AND  REDEEMABLE  INSTRUMENTS

The balance sheet caption derivative liabilities consists of (a) embedded conversion features bifurcated from the Dutchess notes and (b) the classification of all other convertible preferred stock, convertible debt and outstanding warrants that on their own contract terms were not considered to be a derivative but since the embedded conversion feature of the Dutchess notes may potentially result in our having indeterminable shares, we then are required per EITF 00-19 to record the other convertible preferred stock, convertible debt and outstanding warrants at fair value as a derivative liability. These embedded derivative financial instruments are indexed to an aggregate of 262,413,423 shares of our common stock and the other convertible preferred stock, convertible debt and outstanding warrants are convertible into 26,568,299 shares of our common stock at September 30, 2005 and are carried at fair value.

Each Dutchess note has a conversion feature that can be triggered only if we default on the note. This is due to one of the default criteria in the notes is that the registration statement underlying the shares in the Dutchess Investment Agreement or the Additional Registration Statement does not remain effective for any reason. In EITF 00-19, it is viewed out of our control to maintain an effective registration statement, therefore we have to assume that we could possibly default on these notes and at the point of a default there is a conversion feature in the notes which then results in us recording a derivative liability.

The following tabular presentation set forth information about the derivative instruments for the nine months ended September 30, 2005:

                                                        Dutchess                                          Other
                                                       Conversion     Convertible     Outstanding      Convertible
                                                        Features    Preferred Stock    Warrants            Debt
                                                     --------------  --------------  --------------  --------------

Fair  value                                          $   3,065,643   $     212,996   $      95,547   $      72,136
Fair  value  adjustments,  income  (loss):
  Contract  inception                                $  (2,229,283)              -               -               -
  At  the  end  of the period                              688,640         300,351         253,020         (17,545)
  Total  period                                      $  (1,540,643)  $     300,351   $     253,020   $     (17,545)
                                                     ==============  ==============  ==============  ==============

Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model. Significant assumptions that were used for the embedded conversion features on the Dutchess notes, other convertible debt and warrants, included: conversion or strike prices ranging from $0.0045 - $0.52; volatility factors ranging from 117% to 271%; terms remaining for all instruments ranging from four months to four years; and risk free rates ranging from 3.35% to 4.13%.

The shares that were issued as incentive shares and are outstanding also fall under the derivative criteria in accordance with EITF 00-19 and we had to fair value the 1,250,000 and 2,500,000 shares of common stock issued as incentive shares in the two Dutchess notes and record them as Redeemable Instruments. At September 30, 2005, these shares were valued at $66,375 and a gain on derivatives was recorded of $408,625 for the nine months ended September 30, 2005 as the shares are fair valued at each reporting period and any difference is recorded as a gain (or loss) on derivatives.

NOTE  I  -  CERTAIN  EQUITY  TRANSACTIONS

Reverse  Stock  Split
---------------------

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

Conversion  of  Debenture  and  Exercise  of  Warrants
------------------------------------------------------

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

Prepayment  for  Future  Warrant  Exercises
-------------------------------------------

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


Dutchess  Put  Notices
----------------------

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

Investor  Relations  Agreement
------------------------------

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

Stock  Subscribed
-----------------

During the first nine months of 2005, we issued the 470,815 shares of our common stock that was issuable at December 31, 2004. This included: 450,460 shares of our common stock issued to La Jolla as part of our agreement with them; and 20,355 shares of our common stock issued to a service provider in return for the services provided to us.

Warrant  issued  for  consulting
--------------------------------

We issued a five-year warrant for 370,370 shares of our common stock. This warrant has an exercise price of $0.27 and was valued at $139,030 based upon the Black-Scholes model. This was expensed over the service period of the agreement. During the nine months ended September 30, 2005, we recorded $139,030 of expense related to this warrant.

Options  Granted
----------------
During June of 2005, we granted four-year options to purchase 750,000 shares of our common stock to three employees. These options have an exercise price of $0.40. At the date of grant the intrinsic value was -0-, therefore no expense was recorded for these options.

Preferred  Stock  Converted  to  Common  Stock
----------------------------------------------

During July 2005, preferred stock shareholders converted 24,000 shares of preferred stock into 1,538,462 shares of our common stock.

Amendment  to  Stock  Incentive  Plan
-------------------------------------

On August 3, 2005, the Board of Directors increased the number of shares in our stock incentive plan to 17,500,000.

Stock  Options  Granted  to  Management
---------------------------------------

On August 3, 2005, the Board of Directors granted options to purchase 12,500,000 shares of our common stock to four of our executives at a strike price of $0.10 per share. No expense will be recorded as the intrinsic value of these stock grants are -0-.



NOTE  J  -  COMMITMENTS

Beth  Israel  Deaconess  Medical  Center  License  Agreement
------------------------------------------------------------

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

Consulting  Agreement  with  Dr.  Arthur  Sytkowski
---------------------------------------------------

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

Collaborative  Research  Agreement  with  Beth  Israel
------------------------------------------------------

During late June, we entered into a collaborative research agreement with Beth Israel to provide three researchers to us to conduct certain research work related to our EPO research. On August 15, 2005, this agreement was amended. The total cost per the amended agreement is $352,192. We have paid $176,096 and the remaining $176,096 will be due 180 days after the execution of the amendment.

Consultant  Agreement  with  Member  of  Our  Scientific  Advisory  Board
-------------------------------------------------------------------------

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

NOTE  K  -  CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

NOTE  L  -  SUBSEQUENT  EVENTS

Conversion  of  Debenture  and  Exercise  of  Warrants
------------------------------------------------------

From October 1 through October 31, 2005, La Jolla converted $18,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 270,000 shares of our common stock. The combined transactions resulted in our reducing the prepayment for future exercises of warrants account by $270,000, and issuing 22,849,906 shares of our common stock pre-reverse split [why would we use pre-reverse numbers here?]. On October 12, 2005, we received an additional prepayment for future exercises of warrants of $352,475, net of $22,525 of fees.

La  Jolla  amendment  and  agreement
------------------------------------

On October 20, 2005, we amended the La Jolla convertible debenture and the warrant granted to La Jolla to confirm that the warrant exercise price remained at $1 per share after the 20 to 1 reverse stock split, the maturity date of the debenture and the expiration date of the warrant was extended to November 25, 2007 and that when La Jolla exercised its option to add $250,000 in principal to the convertible debenture that we granted to La Jolla the right to purchase an additional 3,750,000 shares of our common stock under the warrant.

Dutchess  Put  Notices
----------------------

From October 1 to October 31, 2005, we exercised put notices in accordance with our agreement with Dutchess and received $177,548 of cash proceeds for which we issued 11,193,472 shares of our common stock to Dutchess. We used all of these proceeds as principal payments on our note payable with Dutchess.

Conversion  of  preferred  stock  to  common  stock
---------------------------------------------------

On October 10, 2005, 1,278 shares of our preferred stock outstanding were converted to 960,902 shares of our common stock.

Biofrontera  receivable
-----------------------

During October 2005, we received $202,842 as payment of the note receivable we had from Biofrontera.

DNAPrint  Pharmaceuticals,  Inc.  Formation
-------------------------------------------

On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a new wholly-owned pharmaceutical subsidiary focused on personalized medicine. This wholly-owned subsidiary will be consolidated in our financial statements during the fourth quarter of 2005.

KennaTechnologiesAcquisition
----------------------------

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

License  Agreement  with  Dr.  Mark  Froimowitz
-----------------------------------------------
On  October  25,  2005,  we  entered  into an exclusive Licensing Agreement (the
"License") with Dr. Mark Froimowitz to develop a series of methylphenidate analogs or Ritalin-like compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder ("ADHD"), and depression. The licensed compounds are analogs of Ritalin, a well-known drug used for treatment of ADHD. The analogs are designed specifically to have a slow onset and increased half-life in the bloodstream, thus reducing a patient's required daily dosage and the potential for drug abuse. We have the exclusive right to develop, use, market and sell products derived from the licensed compounds.
We are obligated to pay the Licensor a two percent (2%) quarterly royalty fee on the net sales of products covered by the License. Minimum annual maintenance fees of $25,000 are required for the License term, but will be deducted from royalties. Additionally, the License requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The License's initial five (5) year term is supplemented by options capable of extending the License term for up to twenty years.

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

Critical  Accounting  Policies
------------------------------

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

Asset  Impairment
-----------------

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

Allocation  of  Research  and  Development  Costs
-------------------------------------------------

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

Valuation  of  Goodwill
-----------------------

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

Estimation  of  Fair  Market  Value
-----------------------------------

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

Derivatives

We have reviewed our contracts and financial instruments to determine what derivatives and embedded derivatives we may have. We have then reviewed these derivatives and embedded derivatives to determine if they should be recorded as equity or a derivative liability valued at fair value. Judgement is used to apply the criteria of SFAS 133 and EITF 00-19 to the derivatives. Also judgement and estimates are required to determine the fair value of the derivative liabilities. Although the Company's management believes that the estimates and assumptions used are reasonable, actual results may differ from these estimates under different assumptions or conditions.

                                     Summary
                                     -------

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in the generation of significant revenues. We have chosen to focus on increasing sales volume in the consumer and forensic markets while continuing to develop products for introduction to the pharmacogenomics market. During 2005, we added seven new distributors to sell our consumer products. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. We have reported that while sales of our ancestry product, ANCESTRYbyDNA(TM) and paternity services have increased compared to the prior year, sales of forensic product DNAWitness(TM) and genotyping services decreased. Our new consumer product EURO-DNA(TM) 1.0 was introduced in the marketplace in late 2004. We acquired Trace Genetics late during the second quarter which will contribute revenues during the last half of 2005. Trace Genetics brings two new complementary technologies to our autosomal testing for determining the percentage of a person's ancestry: Y-chromosome testing for tracing ancestry by following the direct paternal line and mitochondrial (mtDNA ) testing for the direct maternal line. Trace also maintains one of the largest Native American mtDNA databanks which, when combined with DNAPrint's, will be one of the largest in North America. Other similarly large databases are controlled by groups such as the Sorensen foundation, various Native American foundations and tribes, and some Universities. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

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

     DNAWitness 2.5 -- Tests crime scene DNA to assist detectives, forensic scientists and medical examiners in corroborating eyewitness reports and confirming suspect identities. DNAWitness 2.5 provides a BioGeographical Ancestry report that includes a photo database for reference samples of individuals. Reported ancestral origins are Sub-Saharan African, Native American, East Asian and Indo-European.

     EuroWitnessTM 1.0 -- Tests crime scene DNA to determine more specific geographic origins if the test sample ancestry is 50% or more Indo-European. EUROWitness 1.0 provides a BioGeographical Ancestry report that includes relative percentages of Northwest European, Southeast European, Middle Eastern or South Asian.

     RetinomeTM -- A predictive test for individual eye color from DNA. Retinome predicts eye color if the sample is 50% or greater European ancestry as to whether eye color is blue, mostly blue, brown or mostly brown. A representative eye photo database is also provided along with relevant photo database pictures of the individual references.

     STR-WitnessTM -- A genetic "matching" used as a bar code to track and report the samples. STR-Witness is the same test used for determining an individual's identity from an available DNA sample. Crime labs run this test to screen the Federal Bureau of Investigation's Combined DNA Index System (CODIS) database for possible matches.

     DNAWitness-YTM -- A new Y-chromosome test that determines the direct paternal ancestral lineage from the male sex chromosome. DNAWitness-Y can be used as an identification tool in cases where a mixture of male and female samples exists.

     DNAWitness-MitoTM -- A new mitochondrial DNA test that examines ancestral lineages along the maternal line. DNAWitness-Mito can be used as an identification tool when other DNA testing fails to yield results or the DNA sample is too deteriorated.

We plan to continue market research within both the forensics and genealogy segments to further expand our knowledge and understanding of the most efficient way to market and sell our products.

In our pharmacogenomics segment, we will continue work on OVANOME(TM), a Taxol screening diagnostic test, and STATINOME(TM), a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. Our OVANOME technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida, and we are in the midst of completing an initial 80 person trial under an approved IRB (Internal Review Board) which approves all clinical trial related work at the center. We are also enrolling an additional 200 subjects to further validate and support the data we obtained in our earlier trial. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment, in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for a drug pipeline acquisition. Our recent licensing of a 'Super' Erythropoietin (EPO) molecule from Beth Israel Deaconess Hospital (BIDMC) is a step forward in that direction. We plan to combine our ability to screen patients and track patient response to the standard form of EPO when compared to our newer, 'Super EPO'. We believe this will improve our clinical efficacy and reduce the unwanted side-effects of standard EPO treatment for anemia. We plan to begin development of our new product and have GMP material ready for early stage pre-clinical development work by or during the first quarter of 2006 in accordance with our licensing agreement with BIDMC.

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

                              RESULTS OF OPERATIONS
Three  and  nine  months  ended September30, 2005 compared to the three and nine
--------------------------------------------------------------------------------
months  endedSeptember  30,  2004
---------------------------------

Revenues  and  Cost  of  Sales
------------------------------

During the three and nine months ended September 30, 2005 and 2004, revenues were $316,983 and $906,470 for 2005, respectively and $165,647 and $648,925 for
2004, respectively. A $151,336 increase in revenues for the third quarter from the prior period is a 91% increase while a $257,545 increase in revenues for the nine month period ending September 30, 2005 compared to the prior period is a 40% increase. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $113,792 as of September 30, 2005. Deferred revenue resulted from some ANCESTRYbyDNATM and EURO-DNATM client testing that was not complete as of September 30, 2005. These amounts will be recognized as revenue in the fourth quarter of 2005.

The approximately $151,000 increase in revenues for the three months ended September 30, 2005 compared to the same period in the prior year is mainly the result of our ANCESTRYbyDNA revenues increasing by approximately $126,000, our paternity services increasing by approximately $10,000 and EURO-DNATM revenues increasing approximately $31,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We recorded approximately $16,000 of revenues from our mtDNA product, $11,000 of revenues from our DNAWitness-MitoTM and $10,000 of revenues from our Y-chromosome products which were added to our product line when we acquired Trace Genetics. This was offset by a decrease of approximately $60,000 from our genotyping services and $8,000 from our DNAWitness sales. In addition, we had approximately $15,000 of other revenues.

The approximately $258,000 increase in revenues for the nine months ended September 30, 2005 compared to the same period in the prior year is a result of our ANCESTRYbyDNA revenues increasing by approximately $136,000, our paternity services increasing by approximately $89,000 and our EURO-DNATM revenues increasing approximately $74,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We recorded approximately $16,000 of revenues from our mtDNA product, $11,000 of revenues from our DNAWitness-MitoTM and $10,000 of revenues from our Y-chromosome products which were added to our product line when we acquired Trace Genetics. This was offset by a decrease of approximately $78,000 from our genotyping services and $15,000 from our DNAWitness sales. In addition, we had approximately $15,000 of other revenues.

Paternity sales are generated primarily through our various distributors and from our website www.ancestrybydna.com. The majority of the increase in sales during 2005 compared to 2004 was from a distributor that was added during the second quarter of 2004. Paternity testing is an add-on service, and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy. One distributor accounted for approximately $105,000 of our paternity sales during the first nine months of 2005. We do not expect these revenues to continue for the balance of the year and are working hard to replace the potential short-fall. During the third quarter and into the last quarter we will be accelerating our direct marketing and mail campaign for our ANCESTRYbyDNA and DNAWitness products and services as well as the Trace
Genetics  products  and  services.

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

We continue to market our DNAWitness product through marketing to various agencies, our attendance at trade shows and through our relationships with Lynn Peavey catalog, Orchid Biosciences, and ReliaGene Technologies. We continue to seek to develop other distributors of our services and products. During 2004, our products, DNAWitness 2.0, RETINOME, and EURO-Witness 1.0 were featured in the Lynn Peavey Company catalog and the Lynn Peavey Web site. We trained Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness . Similarly, we have trained nearly 2,000 forensic personnel that include detectives, prosecutors and forensic scientists about our technology and its use. We anticipate continuing to train personnel on the use of our technology and products throughout 2005. Because these are new products and there are no similar products being marketed, we believe that forensic revenues will continue to fluctuate as we continue to research the markets and refine our sales and marketing strategy for our products. We have identified and applied for several grants and submitted our technology for federal review for applications that include human identification and terrorist tracking. We have not experienced and do not anticipate any funding of our research and development or deployment of our technology into any of these applications in 2005. We believe that the restraint of our sales in the forensics market does not originate from a lack of desire to use the technology by the detective or the prosecutor but rather a lack of funding for the increased staff that will be required to review cold case files, open new investigations or identify missing persons from stored human remains. We believe that the bulk of our investigative support will come through local and regional police, fire and detective agencies that do not require any federal funding to use our services and technology. We will however, continue to pursue much larger applications for our technologies on a global basis and will participate in several forensic and biometric venues in the remainder of 2005 that offer us a broad platform exposure to the world market. We are also seeking distributors of our products and services on a global basis applying our technology wherever the need could arise.

During the third quarter of 2005 compared to the same period in 2004, our sales of ANCESTRYbyDNATM increased approximately $126,000. This is due to increased awareness and interest in genealogy and increased advertising during the third quarter by us in several markets. During the nine months ended 2005 compared to the same period in 2004, our sales of ANCESTRYbyDNATM increased by $136,000. When we introduced our ANCESTRYbyDNATM 2.5 during 2004, we increased the pricing which has resulted in a lower volume of product sold, but at a higher margin.
Also, the product is relatively new to the market, and we believe sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell this product. We introduced another ancestry product, EURO-DNATM 1.0, during late 2004. Sales of our ancestry products were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. During 2005, we entered into agreements with seven new distributors to sell our ancestry products. One of our new distributors accounted for approximately $160,000 of sales during the first nine months of 2005.

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

Cost of sales increased $117,712 during the third quarter of 2005 compared to the same period in 2004. This was a result of increased revenues during the third quarter of 2005 compared to the same period in 2004. Cost of sales increased $201,312 during the nine months ended September 30, 2005 compared to the same period ruing 2004, also as a result of increased revenues for 2005 period compared to the 2004 period. The cost of sales as a percentage of revenue was 77% for the third quarter of 2005 compared to 77% for the third quarter of 2004 and 72% for the nine months ended September 30, 2005 compared to 70% for the nine months ended September 30, 2004. The increase in cost of sales as a percent of revenues is due to our refinement of our estimate and allocation of research and development costs. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research  and  Development  Expenses
------------------------------------

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

We have begun development of our new licensed technology from Beth Israel Deaconess Hospital (BIDMC), known as 'Super' EPO (Erythropoietin) used to treat kidney dialysis, cancer patients and immune transplant patients for anemia, and we anticipate spending between $500,000 and $800,000 in development costs to advance the product technology to a pre-clinical development stage during the remainder of 2005 and into the first and second quarter of 2006. Following the pre-clinical development program in 2006, we will file an Investigational New Drug Application with the FDA during late 2006 or during 2007 with the hopes of commencing human clinical trials sometime thereafter. At that point, our requirement for funding will increase significantly but also our technology will advance dramatically from a laboratory product into a product in development.

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

Selling,  General  and  Administrative  Expenses
------------------------------------------------

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

Interest  Expense
-----------------

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

Interest  Income
----------------

During December 2004, we made a loan in Euros to a Biofrontera, a German company. We record the interest on this loan each period, and any adjustments for the foreign currency translation are included in foreign currency loss included on our condensed consolidated statements of operations. We did not have any loans during 2004.

Intrinsic  Value  of  Convertible  Debt  and  Non-detachable  Warrants  and Debt
--------------------------------------------------------------------------------
Discount  Amortization
----------------------

We recorded $250,000 related to the intrinsic value of the convertible feature of the La Jolla debt. We also recorded a discount of $2,400,000 related to the two Dutchess notes. This $2,650,000 of debt discount is being amortized to interest expense over the life of the notes. During the three months and nine months ended September 30, 2005, we recorded $624,991 of expense.

Amortization  of  Deferred  Financing  Fees
-------------------------------------------

During the second and third quarter of 2005, we recorded $95,265 of deferred financing fees related to the La Jolla debenture and the two Dutchess notes. We also expensed $130,000 of financing fees paid to Dutchess that did not have any basis allocable to the fees, thus they were expensed. All deferred financing fees are being amortized over the life of the notes. During the three months and nine months ended September 30, 2005, we recorded an increase over the same periods in 2004 of $79,752 and $130,984 of amortization, respectively.

Foreign  Currency  Loss
-----------------------

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

Loss  on  Derivative  Contracts,  Net
-------------------------------------

The balance sheet caption derivative liabilities consists of (a) embedded conversion features bifurcated from the Dutchess notes and (b) the classification of all other convertible preferred stock, convertible debt and outstanding warrants that on their own contract terms were not considered to be a derivative but since the embedded conversion feature of the Dutchess notes may potentially result in our having indeterminable shares, we then are required per EITF 00-19 to record the other convertible preferred stock, convertible debt and outstanding warrants at fair value as a derivative liability.

Each Dutchess note has a conversion feature that can be triggered only if we default on the note. This is due to one of the default criteria in the notes is that the registration statement underlying the shares in the Dutchess Investment Agreement or the Additional Registration Statement does not remain effective for any reason. In EITF 00-19, it is viewed out of our control to maintain an effective registration statement, therefore we have to assume that we could possibly default on these notes and at the point of a default there is a conversion feature in the notes which then results in us recording a derivative liability.

The  following  tabular  presentation set forth information about the derivative instruments  for  the  nine  months  ending  September  30,  2005:
                                                       Dutchess                                          Other
                                                      Conversion      Convertible     Outstanding     Convertible
                                                        Features    Preferred Stock     Warrants          Debt
                                                     --------------  --------------  --------------  --------------
Fair  value                                          $   3,065,643   $     212,996   $      95,547   $      72,136
Fair  value  adjustments,  income  (loss):
  Contract  inception                                $  (2,229,283)              -               -               -
  At  the  end  of the period                              688,640         300,351         253,020         (17,545)
                                                     --------------  --------------  --------------  --------------
  Total  period                                      $  (1,540,643)  $     300,351   $     253,020   $     (17,545)
                                                     ==============  ==============  ==============  ==============

The shares that were issued as incentive shares and are outstanding also fall under the derivative criteria in accordance with EITF 00-19 and we had to fair value the 1,250,000 and 2,500,000 shares of common stock issued as incentive shares in the two Dutchess notes and record them as Redeemable Instruments. At September 30, 2005, these shares were valued at $66,375 and a gain on derivatives was recorded of $408,625 for the nine months ending September 30, 2005 as the shares are fair valued at each reporting period and any difference is recorded as a gain (or loss) on derivatives.

During the three months ending September 30, 2005, we recorded a gain on derivative contracts of $787,714. This was the result of recording the difference between the derivative liabilities recorded at fair value at September 30, 2005 and at June 30, 2005 reporting periods. This was mainly due to a decrease in the stock price and payments made on the Dutchess notes.

There were no such derivatives for the three- and nine-month period ending September 30, 2004.

Other  Expense
--------------

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

General
-------

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

We paid approximately 1.8 million Euros ($2.1 million) for our interest in Biofrontera. On September 19, 2005, we paid an additional 98,245 Euros ($121,000) for an additional 98,145 shares of Biofrontera common stock increasing our ownership of Biofrontera to approximately 18%. In connection with the transaction, two of the members of our Board of Directors, Richard Gabriel and Hector Gomez, were retained on the Biofrontera board. In addition, to induce the shareholders of Biofrontera to consent to our investment in Biofrontera, we entered into a put agreement with another Biofrontera shareholder, Heidelberg Innovation. Pursuant to this agreement, if by December 31, 2005 Biofrontera does not complete its current offering of debt securities for at least 10 million Euro, Heidelberg Innovation may require us to purchase Heidelberg Innovation's ownership interest in Biofrontera of approximately 49% for 1.6 million Euro (approximately $1.96 million). During September 2005, Biofrontera completed its debt securities offering. Therefore, our put obligation to Heidelberg Innovation is terminated. has terminated. During October 2005, we received $202,842 as payment of the note receivable we had from Biofrontera.

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

On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a new wholly-owned pharmaceutical subsidiary focused on personalized medicine. Since its inception, DNAPrint genomics successfully has leveraged its broad-based expertise in genomics into three business segments -- ancestry for the consumer market, forensics technology for law enforcement and pharmacogenomics -- personalized medicine based on a patient's DNA. With our ANCESTRYbyDNA(TM) and DNAWITNESS(TM) technologies serving as a foundation for the Company's business, DNAPrint Pharmaceuticals is being targeted as the engine for further expansion and growth. We now have the corporate flexibility to concentrate on the pharmaceutical products we are currently licensing or have under development. To further finance this effort we will also be seeking funding for DNAPrint Pharmaceuticals."

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $4,602,147 (of which $3,446,322 was a derivative liability) at September 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of a note, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess funding will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants will be exercised and the put notices by Dutchess will be funded or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Capital  Expenditures
---------------------

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

ITEM  3.  Controls  and  Procedures
          -------------------------

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

PART  II  OTHER  INFORMATION
----------------------------

ITEM  1.     LEGAL  PROCEEDINGS.
             -------------------

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

On July 8, 2005, a former consultant of ours, Lonnie Bookbinder, filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division. The complaint, styled Bookbinder v. DNAPrint genomics, Inc., Richard Gabriel, Hector Gomez and GenBiomics, LLC, names as defendants us, along with two of our directors and a dissolved limited liability company in which two of our directors were members. The complaint sought damages arising out of services Mr. Bookbinder claims to have provided on our behalf. We deny any liability to Mr. Bookbinder. We filed and prevailed on a Motion to Dismiss the complaint because we believed it did not state a claim. Plaintiff then filed an Amended Complaint. We have a Motion to Dismiss pending on the same grounds as that previously filed. If our Motion to Dismiss is unsuccessful, we intend to defend the litigation vigorously.


ITEM  2.  CHANGES  IN  SECURITIES
          -----------------------

Issuance  of  Unregistered  Securities
--------------------------------------

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

During the third quarter of 2005, we issued a total of 694,192 shares of our common stock in conjunction with the Investment Agreement with Dutchess who is a "sophisticated investor".

During the third quarter of 2005, we issued a total of 39,228,609 shares of our common stock in conjunction with the convertible debenture and warrants with La Jolla who is a "sophisticated investor".

ITEM  3.              DEFAULTS  UPON  SENIOR  SECURITIES.

     NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

     NONE

ITEM  5  .     OTHER  INFORMATION
               ------------------

     NONE

ITEM  6.     EXHIBITS.
             ---------

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

Signature                          Title                              Date
---------                          -----                              ----

/s/ Richard Gabriel          President and Chief               November 14, 2005
____________________         Executive  Officer
Richard  Gabriel

/s/ Monica Tamborini       Chief Financial Officer             November 14, 2005
____________________
Monica  Tamborini