Form 10KSB
period 2005-12-31
DNAPRINT GENOMICS INC
filed 2006-03-29
CIK 1127354

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

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

(Title of class)
Common Stock, par value $.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $1,275,503

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 28, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,488,340.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 28, 2006: 303,076,509.

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

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

PART I

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-KSB Annual Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-KSB Annual Report, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report, except as required by law.

Item 1. Description of Business.

HISTORY

We initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. and subsequently changed our focus to human genome sciences. In connection with this change in focus, on July 15, 2000, we acquired DNAPrint Genomics, Inc. through the issuance of 9,600,000 shares of our common stock. After the acquisition, we focused on the discovery and development of our TruLine products - TruSeq™, SNiPscan™ and TruSpin™. We actively engaged in human identification analysis and used our proprietary TruLine products to reduce the cost of producing a genetic profile to less than 50% of the standard price. Our strategy was to sell our proprietary reagent to geneticists at universities, hospitals and commercial laboratories working on genotyping projects. The reagent kit was designed to save researchers money in reagent costs. Companies that sold the reagents, however, made advances in their own reagents, which lowered the cost and ultimately negated the benefit of using our products. The technology was thus abandoned.

In 2001, Dr. Tony Frudakis, our founder, teamed with other scientists to conduct research to develop new genomics products with consumer, forensic and pharmacogenomics applications. However, lack of funding limited the amount of research conducted. We implemented cost cutting measures to conserve cash. In spite of these hardships; we were able to continue our research and development efforts on a reduced and limited basis throughout most of 2002 and 2003.

During 2002, our Board of Directors began a search for new leadership. After a search for a new CEO/President, Mr. Richard Gabriel agreed to accept the position without requiring immediate cash compensation. Because we did not have cash available to pay Mr. Gabriel's salary, he agreed to enter into an employment contract for one year that granted him 1,500,000 shares of our stock in lieu of immediate cash compensation.

As CEO /President, Mr. Gabriel agreed to seek additional executive management, particularly a Chief Financial Officer, a Chief Operating Officer and a Chief Medical Officer and to locate a firm to represent us in raising investment capital sufficient to build and sustain the business over the next 2-3 years. Mr. Gabriel and the new management team successfully completed these goals.

Mr. Gabriel hired our Chief Financial Officer and Chief Operating Officer, Monica Tamborini, and our Chief Medical Officer, Dr. Hector J. Gomez. In May of 2003, Mr. Gabriel also convinced Ms. Tamborini and Dr. Gomez to agree to work initially without requiring immediate cash compensation. They agreed to enter into employment contracts with us for one year in return for stock grants of 1,000,000 and 1,250,000 shares respectively.

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

Management sought investment bankers to represent us in our search for financing. In April 2003, we engaged an investment banking firm to assist us in our efforts to raise debt and/or equity capital. In December 2003, we successfully agreed to place $8,000,000 of our securities over approximately a 20-month period. Prior to completing this transaction, we had received funds from earlier private offerings. Together, these transactions gave us the critically required capital to fund our ongoing operations until our new financing was in place. In addition to the previously raised capital, management sought additional capital to fund expansion and acquisitions. Along with our investment bankers, we secured a commitment from Dutchess Private Equity Partners, LLC for the sum of $35 Million over a 24-month period. We also negotiated to acquire a stake in Biofrontera, a privately held German Biotechnology company. Mr. Richard Gabriel and Ms. Monica Tamborini are common, non-voting shareholders of less than 1% combined ownership in Biofrontera AG. Mr. Gabriel was made aware of the opportunity to invest in Biofrontera AG and presented it to our Board of Directors and was given instructions to proceed with the investment opportunity.

Effective September 28, 2004, we agreed to acquire a majority interest in Biofrontera AG over a 24-month period for a purchase price of 20 million Euros. Prior to the closing of the transaction, however, we concluded that proceeding with the proposed acquisition was not in our best interest. Therefore, we terminated the Biofrontera agreement on February 18, 2005.

On July 8, 2005, we entered into an agreement to purchase, and simultaneously closed upon the purchase of, an equity interest in Biofrontera. We purchased the interest in Biofrontera from Technologie-Beteiligungs-Gesellschaft mbH, an instrumentality of the German government. The securities purchased were shares of Biofrontera’s series A Preferred Stock, as well as certain debt instruments. On August 8, 2005, we converted the securities purchased into Biofrontera’s common stock. We paid approximately 1.8 million Euros ($2.1 million) for our interest in Biofrontera. On September 19, 2005, we paid an additional 98,245 Euros ($121,000) for an additional 98,145 shares of Biofrontera common stock increasing our ownership of Biofrontera to approximately 18%. In connection with the transaction, two of the members of our Board of Directors, Richard Gabriel and Hector Gomez, were retained on the Biofrontera board. In addition, to induce the shareholders of Biofrontera to consent to our investment in Biofrontera, we entered into a put agreement with another Biofrontera shareholder, Heidelberg Innovation. Pursuant to this agreement, if by December 31, 2005 Biofrontera had not completed an offering of debt securities for at least 10 million Euro, Heidelberg Innovation could have required us to purchase its ownership interest in Biofrontera of approximately 49% for 1.6 million Euro (approximately $1.96 million). During September 2005, Biofrontera completed its debt securities offering. Therefore, our put obligation to Heidelberg Innovation was terminated. At that time, the board seat previously held by Hector Gomez was filled by a representative of the debt securities group. In March 2006, Biofrontera announced that it intends to undertake a public offering of equity securities during 2006-2007.

We acquired Trace Genetics late in the second quarter of 2005. Trace Genetics brought two new complementary technologies to our autosomal testing for determining the percentage of a person's ancestry: Y-chromosome testing for tracing ancestry by following the direct paternal line and mitochondrial (mtDNA™) testing for the direct maternal line. Trace also maintains one of the largest Native American mtDNA™ databanks in North America. Other similarly large databases are controlled by groups such as the Sorensen foundation, various Native American foundations and tribes, and some Universities.

On October 12, 2005, we formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine.

On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. Kenna develops software and related technologies for building computational models that mimic complex biological systems. We expect that Kenna’s computational models will become key components for our development of more effective therapies and diagnostic products. In acquiring Kenna, we also gain access to Kenna’s BoneFusion and CellCycleFusion models, which simulate bone remodeling processes and molecular pathways. These pathways are common targets of current cancer therapies. We exchanged 1,500,000 shares of our common stock for all the outstanding shares of Kenna. In addition, we hired certain key employees of Kenna, including Drs. Barbara Handelin and Tandy Herren, who will support the clinical development of our pharmacogenomics products with simulations to help design optimal clinical trials.

On November 30, 2005, we acquired certain assets used in the drug and diagnostic discovery business of Toronto-based Ellipsis Biotherapeutics Corporation. We formed a wholly-owned Canadian company, also named Ellipsis Biotherapeutics Corporation to operate these assets. Ellipsis performed contract SNP genotyping for academic centers, hospitals, human health care corporations and biotech companies. Its diverse services include human, plant and animal analyses.

The acquired assets consist of Ellipsis’ operating assets, including genotyping equipment, automated sample preparation devices, DNA preparation, measurement and amplification technologies, laboratory equipment, computers and office supplies related to these activities, the corporate premises, name and logo and certain intellectual property and committed contracts. We anticipate that the Ellipsis assets will assist with clinical genomics and genotyping. In consideration for the Ellipsis assets, we issued 6,500,000 shares of our common stock and assumed certain liabilities in the approximate amount of $600,000. Dr. Laurence Rubin has agreed to continue managing the operations in Toronto.

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

In 2004, we conducted research for enhancements to DNAWitness™. The research included much needed sample collection for our eye and hair color studies. As a result of our past research, in early June of 2004, we introduced a new tool to our forensic customers. We compiled a volunteer photo database that we can use to help investigators visualize the DNA donor. This new tool augments the effectiveness of our product, DNAWitness™. During the third quarter of 2004, we completed work on our eye color service, RETINOME™, and EURO-DNA™, a service that allows customers to determine their Northern European, Mediterranean, Middle Eastern and Indo European ancestry and introduced them to the market.

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

During 2005, we began our work on EPO with Beth Israel Deaconess Medical Center and Dr. Arthur Sytkowski a director at Beth Israel. EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count.

Also during 2005, we entered into an agreement with Dr. Mark Froimowitz to develop a series of methylphenidate analogs or Ritalin-like compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder and depression.

STRATEGIC ALLIANCES

Moffitt Cancer Center

During 2006, our OVANOME™ technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida, and we are in the midst of completing an initial 80 person trial under an approved Internal Review Board, or IRB, which approves all clinical trial related work at the center. We are also enrolling an additional 200 subjects to further validate and support the data we obtained in our earlier trial.

Beth Israel Deaconess Medical Center License Agreement

Effective April 4, 2005, we entered into a license agreement with Beth Israel Deaconess Medical Center, a Massachusetts nonprofit corporation, to develop a new, more potent and longer acting form of the anemia drug Erythropoietin, or EPO.

EPO is a glycoprotein naturally made by the body to stimulate red blood cell production. The currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count. Under the agreement, Beth Israel has granted us an exclusive license to United States and foreign patents related to certain forms of EPO. We have the right to develop, use, market and sell products derived from the licensed patents.

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

Consulting Agreement with Dr. Arthur Sytkowski

On June 7, 2005, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the development of a new, more potent and longer acting form of EPO. On September 1, 2005, we entered into a new consulting agreement amending and restating the existing consulting agreement. Under the amended consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each, and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.

Collaborative Research Agreement with Beth Israel

During late June 2005, we entered into a collaborative research agreement with Beth Israel to provide three researchers to us to conduct certain research work related to our EPO research. On August 15, 2005, this agreement was amended. The total cost per the amended agreement is $352,192. We paid $176,096 during 2005 and the remaining $176,096 is due in 2006.

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

License Agreement with Dr. Mark Froimowitz

On October 25, 2005, we entered into an exclusive licensing agreement with Dr. Mark Froimowitz to develop a series of compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder, or ADHD, and depression. The licensed compounds are analogs of Ritalin, a well-known drug used for treatment of ADHD. The analogs are designed specifically to have a slow onset and increased half-life in the bloodstream, thus reducing a patient’s required daily dosage and the potential for drug abuse. We have the exclusive right to develop, use, market and sell products derived from the licensed compounds. We are obligated to pay the licensor a two percent quarterly royalty fee on the net sales of products covered by the license. Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties. Additionally, the license requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The license’s initial five year term is supplemented by options capable of extending the license term for up to twenty years.

License Agreement with Harvard Medical School

On January 24, 2006, we entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard License provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The sponsored research payments total approximately $2.5 million and will be paid in quarterly installments of approximately $208,333 over approximately three years.

Under the Harvard License, we have the exclusive right to develop, market and sell products and services derived from the research. We must pay the Licensor a six percent royalty on the net sales of products and services covered by the License and thirty percent of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the Harvard License term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments. Additionally, we paid the Licensor previously incurred patent costs of approximately $100,000 upon the execution of the License, and are responsible for paying the costs associated with patent application, maintenance and prosecution during the License term.

Research Sponsorship Agreement with Massachusetts College of Pharmacy and Health Sciences

In January 2006, we entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences, under which Dr. Mark Froimowitz will lead a research project that relates to the compounds that we license from him. The area of research is the synthesis and testing of monoamine transporter inhibitors as possible human medications for drug abuse, for attention deficit hyperactivity disorder, and for depression. The specific research covered by this agreement is the synthesis of quantities of compounds sufficient for animal testing, including developing methods for the resolution or chiral synthesis of compounds. We will pay a total of $300,000 to Massachusetts College of Pharmacy and Health Sciences for this research work which will be paid in monthly installments of $25,000 over one year. We will acquire all intellectual property associated with the research results.

THE PHARMACOGENOMICS MARKET

A 1998 study of hospitalized patients published in the Journal of the American Medical Association reported that in 1994, adverse drug reactions accounted for more than 2.2 million serious cases and over 100,000 deaths, making adverse drug reactions (ADRs) one of the leading causes of hospitalization and death in the United States. As noted by Ross and Ginsburg in the American Journal of Clinical Pathology,“As many as 20% to 40% of people receiving pharmaceutical agents may be receiving the wrong drug.”

Currently, there is no simple way to determine whether people will respond well, badly, or not at all to a medication; therefore, pharmaceutical companies are limited to developing drugs using a "one size fits all" system. This system allows for the development of drugs to which the "average" patient will respond. However, as the statistics above show, one size does not fit all, sometimes with devastating results. As discussed at the March 11, 2006 American Society for Clinical Phamacology and Therapeutics Conference by Janet Woodcock, M.D. Deputy Director of the FDA, the American medical system cannot afford to continue to ignore the obvious variability in how individuals respond to most drugs. There is increasing obligation for the pharmaceutical industry - and the regulatory oversight agencies - to use all available knowledge and technologies to accelerate the development of drugs that can be prescribed with better understanding of which patients can safely take which medicines that also will be effective treatment from them. Dr. Woodcock also said:

“At the FDA, we currently see only a trickle of applications containing pharmacogenomic information, but we expect this trickle to become a flood over the next five years. And this is only good news for patients and their families. For the first time, physicians will have a chance to treat people as individuals, not as members of a "population." We will also be able to treat patients based on the actual biology of the disease--not just according to their symptoms. People often have similar symptoms, but actually have very different underlying diseases that need different treatments. The pharmacogenomics revolution gives us a chance to sort this out and to treat people with the kind of therapy that's appropriate for them, personally. This gives all of us the chance to fulfill the promise of all the discovery and all the investment in biological science that's been going on during the last 30 years. And it will really help and enhance the health of all Americans.”

Testing individuals to predict their genetic pre-disposition to drug response is known as pharmacogenomics. The term comes from the words pharmacology and genomics and is thus the intersection of pharmaceuticals and genetics. Pharmacogenomics enables physicians to tailor drug therapies (formulation and dosage) for individuals based on their genetic composition. By using predictive response genetic testing, rates of therapeutic success (known as treatment efficacy) are increased, and ADRs are decreased. Pharmacogenomics combines traditional pharmaceutical sciences such as biochemistry with annotated knowledge of genes, proteins and single nucleotide polymorphisms known as SNPs. According to Human Genome Project Information, Pharmcogenomics (www.ornl.gov/sci/techresources.Human_Genome/medicine/pharma.shtml), Pharmacogenomics is anticipated to provide the following benefits:
1.	More powerful medicines that are targeted to specific diseases. This will maximize therapeutic effects and decrease damage to nearby healthy cells.
2.
Better, safer drugs the first time by analyzing a patient’s genetic code or important segments of the patient’s code versus trial and error prescribing based on reviewing the impact of a drug after a patient takes it.

3.
More accurate methods of determining appropriate drug doses not based only on a patient’s weight or body mass but also based on the patient’s metabolism. This will maximize the therapy’s value and minimize the chance for overdose.

4.
Improvements in the drug discovery and approval process because trials are targeted for specific genetic population groups providing a higher chance of success. This can reduce costs of trials and risk of poor side effects. Previously failed drug candidates might be revived if they can be matched appropriately with a specific population.

5.
Decreases in overall cost of health care because of reduced ADRs, reduced failed drug trials, shortened FDA drug approval timeframes, limited treatment duration because the drug is more effective, linked to early detection and resulting in better preventative care.

The major barrier to pharmacogenomics progress is complexity of the research efforts that are still in early stages of finding gene variations that affect drug response. Millions of SNPs must be potentially identified and analyzed to see if they affect drug responsiveness. Additionally, many genes work in combination and thus, understanding the impact of combinations of SNPs will be critical. Unfortunately, this effort is also time consuming and expensive.

In November 2003, the FDA issued "Guidance for Industry Pharmacogenomic Data Submissions.” We believe that, in this guidance, the FDA offers support for pharmaceutical companies developing drugs using genetic testing and genomic research for drug approvals. Under the guidelines, if a genetic test is new or is not widely accepted, then its use is `voluntary' to the drug's submission. If a test is `validated and accepted' then the guidelines suggest its inclusion in the submission. In both cases, our products and services can provide a valuable tool for drug development. We can help identify patients who might not respond favorably to a new medication, either by failure to gain the intended treatment objective or by expression of an adverse reaction, and thus eliminate those patients from the treatment or clinical trial. This testing could improve the drug's efficacy statistics because there may be fewer non-responders in the trial and reduce its toxicity profile because there would be fewer individuals who have an adverse drug reaction. This testing may increase the likelihood that the drug meets FDA requirements and gains market approval.

Our Pharmacogenomics Products

At the annual shareholder meeting in June 2005, Dr Hector J. Gomez, the Chairman of our Board of Directors, announced that we will focus on leveraging our expertise in DNA technology into the development of particular test/drug combinations, called theranostics. Theranostics is defined as the clinically-targeted integration of diagnostics and therapeutics according to Current Drug discovery September 2002. We believe theranostics adds value to the clinical trial process, improves the real-time treatment of disease, and makes treatment more cost-effective.

In October 2005, we created a new subsidiary, DNAPrint Pharmaceuticals, to focus on delivering diagnostic and theranostic products to the market in support of pharmacogenomic opportunities. We are developing several Theranostics Projects. The following table contains certain information on the status for our diagnostic products that are in development as of February 28, 2006:

THERANOSTICS	INDICATION	DEVELOPMENT STAGE
PT-401	Anemia - Renal Failure	Preclinical
PT-501	ADHD	Preclinical
PT-502	Drug Addiction	Preclinical
PT-503	Depression	Preclinical

PT-401 Anemia - Renal Failure: As announced on March 14, 2006, tests of our Super EPO dimer in animal models of anemia showed that it was several times more effective and longer acting than the currently available erythropoietin. In vitro testing in cell cultures revealed significant positive biological activity. In addition, in vivo testing in mice demonstrated robust stimulation of red blood cell production. Further analytical testing showed unique biochemical properties that distinguish it from currently marketed red blood cell growth stimulating drugs.

PT-501 ADHD, PT-502 Drug Addiction, PT-501 Depression: In January 2006, we entered into a Research Sponsorship Agreement with the Massachusetts College of Pharmacy and Health Sciences for the potential development of compounds as possible medications for drug abuse, attention deficit hyperactivity disorder and depression.

Our Diagnostic Projects

We currently have several diagnostic projects under development. The status as of February 2006 is as follows:

DIAGNOSTICS	INDICATION	DEVELOPMENT STAGE
OVANOME	Ovarian Cancer	Diagnostic Ph II
STATINOME	Safety of Statins	Diagnostic Ph II
DIABETES-CD59	Diabetic Complications	Preclinical

Ovanome: During 2005, we began a study with Genomics Collaborative Division of Seracare Life Sciences Inc. Samples have been received from them and used to conduct a validation of the test. This has advanced the development and improved the quality of the diagnostic test.

Statinome: During 2005, we began a study with Genomics Collaborative Division of Seracare Life Sciences Inc. that also included the statinome program. Samples have been received from them and used to conduct a validation of the test. An abstract was presented at the last meeting of the American Society of Clinical Pharmacology and Therapeutics (March, 10, 2006 in Baltimore). Also, a paper has been prepared and submitted for publication.

Diabetes C59: On January 24, 2006, we entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard License provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin.

Our Growth Strategies in the Pharmacogenomic Market

By leveraging our proprietary technologies, we believe we are positioned to serve the growing compliance and operational needs of pharmaceutical companies and institutional researchers. We will continue to seek product and market relationships that expand and enhance our ability to apply our technology to existing medications or new medications, improving drug efficacy and reducing patient side effects by better understanding the genetic makeup of individuals. We believe the future of drug development and drug approval as outlined by recent FDA writings will force the industry to recognize smaller market opportunities with higher efficacy profiles and significantly reduced or diminished side effects.

We will continue work on OVANOME(TM), a Taxol screening diagnostic test, and STATINOME(TM), a test for the cardiac drug market, which are both currently under development. Our OVANOME™ technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida, and we are in the midst of completing an initial 80 person trial under an approved Internal Review Board, or IRB, which approves all clinical trial related work at the center. We are also enrolling an additional 200 subjects to further validate and support the data we obtained in our earlier trial. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment, in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for a drug pipeline acquisition. Our recent licensing of a ‘Super’ Erythropoietin (EPO) molecule from Beth Israel Deaconess Hospital is a step forward in that direction. We plan to combine our ability to screen patients and track patient response to the standard form of EPO when compared to our newer, ‘Super EPO’. We believe this will improve our clinical efficacy and reduce the unwanted side-effects of standard EPO treatment for anemia.

THE FORENSICS MARKET

Testing DNA from a crime scene to create a physical profile is a new market based on evolving technologies. Common hereditary traits such as skin pigmentation, eye color, hair color, earlobe attachment and height can theoretically be predicted through analysis of DNA sequences. We believe that we are the first to use DNA gathered as evidence from a crime scene to successfully predict the donor's continental genetic origin and linking that to our photo-database gallery, providing law enforcement officers with a general description of the donor.

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

Our Products for the Forensics Market

We created DNAWitness™ 2.5 for the forensics market. Law enforcement officers use this testing service to determine genetic heritage from DNA samples obtained from crime scenes, saving time and money by narrowing the list of potential suspects. Current forensic DNA products in the market act like a fingerprint and can only be used to match DNA specimens. To our knowledge, DNAWitness™ is the first forensic product that provides predictive capability. DNAWitness™ provides the percentage of genetic make up amongst the four possible groups of Sub-Saharan African, Native American, East Asian, and European. When appropriate, DNAWitness™ allows for a breakdown of the European ancestry into four components: Northwestern European, Southeastern European, Middle Eastern and South Asian. The results of these tests can be very useful for inferring certain elements of physical appearance.

In 2005, DNAWitness was used in approximately 100 cases. The Louisiana Serial Killer Case was one case where the use of DNA Witness was considered a major contributor to identifying the killer who has since been convicted and sentenced. This case was featured at an educational workshop for law enforcement at the American Academy of Forensic Scientists in February 2006. Additionally, DNAWitness received national attention when police made an arrest in a case involving the double murder of two women in Napa, California, after narrowing down a list of potential suspects. The test eliminated an entire group of individuals who worked and lived in the Napa Valley area as potential suspects.

Initial DNAWitness™ 2.5 customers include medical examiner's offices, special task forces, sheriffs' departments, and district attorney's offices from various cities. Initial response from preliminary application of this forensics version to various high profile criminal cases has been promising.

During July 2005, we expanded our DNAWitnessTM product suite which now includes:

DNAWitness™ 2.5 -- Tests crime scene DNA to assist detectives, forensic scientists and medical examiners in corroborating eyewitness reports and confirming suspect identities. DNAWitness™ 2.5 provides a BioGeographical Ancestry report that includes a photo database for reference samples of individuals. Reported ancestral origins are Sub-Saharan African, Native American, East Asian and Indo-European.

EUROWitnessTM 1.0 -- Tests crime scene DNA to determine more specific geographic origins if the test sample ancestry is 50% or more Indo-European. EUROWitness 1.0 provides a BioGeographical Ancestry report that includes relative percentages of Northwest European, Southeast European, Middle Eastern or South Asian.

RetinomeTM -- A predictive test for individual eye color from DNA. RETINOME™ predicts eye color if the sample is 50% or greater European ancestry as to whether eye color is blue, mostly blue, brown or mostly brown. A representative eye photo database is also provided along with relevant photo database pictures of the individual references.

STR-WitnessTM -- A genetic "matching" used as a bar code to track and report the samples. STR-Witness™ is the same test used for determining an individual's identity from an available DNA sample. Crime labs run this test to screen the Federal Bureau of Investigation's Combined DNA Index System (CODIS) database for possible matches.

DNAWitness-YTM -- A Y-chromosome test that determines the direct paternal ancestral lineage from the male sex chromosome. DNAWitness-Y™ can be used as an identification tool in cases where a mixture of male and female samples exists.

DNAWitness-MitoTM -- A mitochondrial DNA test that examines ancestral lineages along the maternal line. DNAWitness-Mito™ can be used as an identification tool when other DNA testing fails to yield results or the DNA sample is too deteriorated.

Growth Strategy in Forensics

We are investigating avenues to encourage federal, state and local governments, crime laboratories and law enforcement agencies to use DNAWitness™ to help solve cold cases, current serial killer cases and other violent crimes. By using DNAWitness™ on a routine basis, witness information can be corroborated, and where no witness is present, DNAWitness™ can provide a "fuzzy sketch" of the persons who left evidence at a crime scene, possibly reducing the cost and delay inherent to unguided investigation of a large pool of potential suspects..

Our 2006 and 2007 plans include seeking American Society of Crime Laboratory Directors or "ASCLD" accreditation of our laboratory for forensics work tied to court testimony. Once accredited, either through acquisition of another forensic operation or development of our own operation, we will also be able to offer conventional DNA testing to our clients. Accreditation would allow us to capture a greater portion of this market and to offer a full range of services to our clients. We continue to go to trade shows to increase the awareness of our products with the law enforcement community.

THE CONSUMER PRODUCTS MARKET

The consumer genealogy market is fueled by a natural desire to understand our family lineage and our genetic heritage. The total world market is currently estimated at $75 million and is expected to grow 5% annually. There is also a market for paternity and other tests related to family lineage. We serve both of these consumer markets through direct sales and independent distributors.

Our Products for the Consumer Product Market

We were one of the first companies to offer DNA tests that predict genetic heritage for this market. Additionally, to the best of our knowledge, we offer the only pan-chromosomal assay for genetic ancestry which provides information on a person’s maternal and paternal lineages.

Our genealogy product, ANCESTRYbyDNA™ 2.5, provides an inference of an individual’s genetic ancestry or heritage.  ANCESTRYbyDNA™ 2.5 carefully selects and analyzes certain genetic markers from the human genome which are more prevalent in people from one continent versus another. Using complex statistical algorithms, ANCESTRYbyDNA™ 2.5 can determine which of the major bio-geographical ancestry groups, Sub-Saharan African, European, East Asian or Native American, a person belongs. The genetic test can also determine the relative percentages of these ancestry groups which are present in cases of people of mixed background. We market this product to individuals or groups interested in understanding their lineage or learning more about their genetic ancestry.

We introduced EURO-DNA™ 1.0 in the marketplace in late 2004. The EURO-DNA™ 1.0 product measures European sub-ancestry.  “European” ancestry, as determined by ANCESTRYbyDNA™ 2.5, refers to a type of ancestry shared by people who derived from the Middle East some 50,000 years ago and spread to occupy Europe, the Middle East, parts of Eurasia and South Asia.  EURO-DNA™ 1.0 breaks the European ancestry into 4 groups, reporting individuals’ ancestral percentages for each of the following: Northwestern European, Southeastern European, Middle Eastern and South Asian.

In June 2005, we acquired Trace Genetics, an identity genomics company located in Richmond California. The company had three ancestry tests that were added to our family of tests. They include:

1.
“Ancestry Mito” mtDNA Test which traces the origin of the customer’s direct maternal line (mother’s mother’s mother). There are 30 major maternal lineages (haplogroups) that have been identified worldwide.

2.
Native American mtDNA test which tests the customer’s mtDNA sequence against the Native American mtDNA database to see if we can make any tribal matches when the customer is one of 5 haplogroups that are Native American in origin.

3.
“Ancestry-Y” SNP which traces the origin of the customer’s direct paternal line (father’s father’s father). There are 18 major paternal lineages (haplogroups) that have been identified worldwide. Two of the 18 haplogroups are found in Native American populations (Q, C). This test includes these two haplogroups.

Growth Strategy in Consumer Products

We currently have seven distributors that sell our consumer products. We use our distributors as well as Internet and paper-based publication advertising (i.e. through Google and Family Tree magazine) to grow sales of our consumer products. Our consumer sales volumes seem to increase when we are featured in articles and television spots. We have been featured in multiple local and national publications and television programs. We will continue to strive to get the article and television spot coverage as well as pursue other avenues of marketing. Our consistent sales come through our distributors. We will also continue to pursue adding distributors to increase our sales volume of our consumer products.

THE CONTRACT SERVICE OUTSOURCING MARKET

Contract genotyping is the process of reading a genetic sequence and identifying differences in the sequence letters. This information helps researchers understand how human differences are expressed at the gene level. We provide universities and drug discovery companies the ability to outsource some or all of their research needs for genotyping. The pharmaceutical and drug discovery segments of the outsourcing market continue to grow.

Our Genotyping Services

We provide services that range from sequencing and genotyping to the entire process of SNP discovery to large industrial customers.  Contract genotyping is the process of reading a genetic sequence and identifying differences in the sequence letters. For example, in comparing diseased tissue with normal tissue, we are able to see the differences in the sequence letters. This information helps researchers understand how human differences are expressed at the gene level. They can then search for and develop preventative treatment and effective therapeutic courses to alleviate disease symptoms.

A critical factor to the success of research and development of pharmacogenomics assays is the ability to do high through-put genotyping. To this end, we acquired certain assets from a Canadian company and formed our subsidiary Ellipsis. Ellipsis has a Beckman-Coulter SNPstream that is capable of using a new 48-plex system, which allows for greater capacity of SNP testing at less cost. We currently have a total of three SNPstream machines enabling us to offer testing services that can validate markers at high volumes, which is especially useful in the later stages of drug and diagnostics development during large clinical trials.

Ellipsis also has an Illumina Beadstation 500G system, which also runs very high capacity analysis. The Illumina system is 50 to 100 times higher capacity but is not as efficient from an expense perspective at lower numbers of SNPs making the Illumina a more ideal research tool in screening whole genomes across hundreds of thousands of SNPs.

These platforms enable us to do a variety of testing of DNA samples for pharmacogenomic efforts as well as generating revenue from projects for academic and business organizations. Ellipsis has extensive experience working with DNA samples from a variety of sources and projects, including agricultural to human disease applications.

In October 2005, we acquired Kenna Technologies. Kenna develops software and related technologies for building computational models that mimic complex biological systems. By acquiring Kenna, we also gained access to Kenna’s BoneFusion and CellCycleFusion models, which simulate bone remodeling processes and molecular pathways. These pathways are common targets of current cancer therapies. Utilizing these models may lead to shorter drug development timelines and thus reduced costs as they help in the design of optimal clinical trials. Computational models, developed with our proprietary methods test multiple complex scenarios of dosing, patient factors, disease progression over time, genetic variation in drug response and can provide insight into the potential outcomes of long term treatments which are too costly to test in human studies. We are currently using these models with respect to the PT-401 Super EPO project and will use these and other models in our research and development of our products. We also hired certain key employees of Kenna, including Drs. Barbara Handelin and Tandy Herrin, who will support the clinical development of our PT-401 with simulations to help design optimal clinical trials.

Growth Strategy for Contract Genotyping

We continue to pursue customers within the contract genotyping market. To date, our customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. Through this strategy, we will continue to build our reputation as a reliable and cost effective supplier of high quality data.

INTELLECTUAL PROPERTY

Trademarks

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

We claim common law trademark rights to the marks DNA Print, DNA Witness, EURO-DNA and Ancestry by DNA.

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

Four of our patent applications, 'Compositions...Pigmentation', Single…..Patients, Markers….Ancestry and 'Compositions...Statin', have entered National Phases and are pending review and we believe, approval in the U.S. and designated countries. The pigmentation patent is important because it includes the methods and compositions for determining skin shade, eye color or any other pigmentation application. Our Statin patent application includes the use of method for determining a person's ability to respond favorably to a particular statin drug, not the class as a whole. We may also obtain data to support our claim for all statins and the use of our AIMs in in the development of the assay.

As discoveries warrant, we will continue to apply for future additional patents. Listed below are our current patent pending applications.

Pending Patent Applications

Efficient Methods and Apparatus for High-Throughput Processing of Gene Sequence Data	US2003/0171875A1

Methods for the Identification of Genetic	US2003/0171878A1
Features for Complex Genetics Classifiers	WO 03/048318

Methods and Apparatus for use in Genetics Classification Including Classification Tree	WO 03/048999
Analysis

Methods and Apparatus for use in Complex Genetics Classification	WO 03/048372
Based on Correspondence Analysis and Linear-Quadratic Analysis

Composition and Methods for the Inference	US10/156,995
Of Pigmentation Traits	US60/346,303
PCT/US02/16789
AU2002/312112
CA2,448,569
EP02739467.5
hk04109585.8
JP2003/500216

Compositions and Methods for Inferring	US10/188,359
A Response to a Statin	PCT/US02/20847
AU2002/316485
CA2,486,789
EP02746794.3
JP2003/509083

Single Nucleotide Polymorphisms and Combinations Thereof Predictive of	PCT/US02/38345
Paclitaxel Responsiveness in Cancer Patients	AU2002360452
CA2,468,312
EP02795709.1
HK05102575.4
JP2003-546736
US60/334,310
US60/410,363
US10/496,605

Compositions and Methods for Inferring Ancestry	US10/644,594
PCT/US03/26229
US11/356,729
US60/654,672

Methylphenidate Analogs and Methods of Use Thereof	US11/256063
PCT/US2005/038030

Methods, Products and Treatments for Diabetes	US09/835752 (Granted)
US10/833,581
US10/870,342

Anti-Glycated CD59 Antibodies and Uses Thereof	US2004/019392

Multiplex Assays for Inferring Ancestry	331832-000045/WO

Compositions and Methods for Inferring an Adverse Effect in Response to a Drug	US05/41326

Markers and Methods for Accurate Estimates of Human Ancestry	AU2003265572
CA2,496,155
EP03788685.0
JP2005-502072
US60/404,357
US60/467,613
US10/644,594
US03/26229

Methods and Compositions for Inferring Eye Color	US60/544,788
US60,548,370
PCTUS05/04513

COMPETITION

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

These competitors may discover, characterize or develop important technologies applying genomics before us or develop proprietary products and services that are more effective than those technologies that we develop. Additionally, these competitors may obtain regulatory approvals for their drugs and diagnostics more rapidly than we or our customers do, any of which could limit our ability to market effectively our products and services. If our patent applications are not awarded or if our competitors in the field of genetic research develop and receive approval of patents that supersede our applications, we could be forced to cease the development of our products, services and technologies.

Some companies and governments are marketing or developing databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. "Informatics tools" is a term used by scientists to describe software, computer programs or mathematical programs that analyze data sets or collected information that is stored in data files. Such computer programs can take an apparently meaningless block of numbers from a laboratory experiment and evaluate trends, look for statistical relationships and group or segregate the numbers according to their levels of importance to the scientist. They are tools to evaluate information. Our competitors have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. These entities include, but are not limited to:

•	Genaissance Pharmaceuticals: a provider of pharmacogenomic support services, including high-throughput sequencing, this company was recently acquired by another company called Clinical Data, Inc.

•	Evolutionary Bioinformatics: Bioinformatics and genomics consulting, specializing in comparative genomics, functional genomics and model organisms.

•	deCODE Genetics: Advanced bioinformatics and high throughput genotyping facility

•	Celera Genomics: Drug discovery systems and services.

•	Cellular Genomics: A biotechnology company focused on the discovery and validation of novel drug targets.

•	Correlogic Systems: Developing tools and processes for proteomic and genomic-based clinical diagnostic systems and new drug discovery.

•
Epoch Biosciences: Technologies useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing and population screening to assess risk of disease or to predict response to drugs.

•
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

We also compete in the forensic DNA testing market, consumer DNA products market and contract services outsourcing market. We have introduced new products in the last year and improved our flagship product, ANCESTRYbyDNA™, part of the consumer DNA market, by upgrading it from 76 marker sets to 175 marker sets. Additionally, we have increased our ability to include DNA sampling from Northern European, Middle Eastern, Mediterranean and IndoEuropean by introducing EURO-DNA™ 1.0. However, sales have not improved as dramatically as expected perhaps due to an increase in pricing from $199 to $219 for ANCESTRYbyDNA™ and a combined price of $399 for inclusion of a EURO-DNA™ test along with the ANCESTRYbyDNA™ test.

In the consumer market, which is mainly supported by genealogy enthusiasts, we remain concerned that our potential reward from developing products will be limited by a sudden lack of interest. Our competitors include companies like:

o Sorenson Genetics- One of the larger suppliers of paternity and ancestry testing.

o DNA Testing Center, Inc. - A testing service for mitochondrial, paternity and y chromosome testing for the consumer market and forensics market as well.

Either of these firms or other companies could create a product that is competitive to our products, and reduce our current sales volumes.

Similarly, we have competitors in the field of forensics that includes the following companies and agencies:

o Orchid- The original inventors of Single Nucleotide Polymorphismanalysis machines and SNP technologies through its Orchid Cellmark division is considered one of the premier independent DNA testing laboratories in forensics. This competitor not only has the scientific background but the financial means and expertise to create a product that directly competes with ours in the forensics market.

o FSS- A United Kingdom based firm that processes nearly 85% of the UK's criminal DNA samples also has the ability to create a product that is competitive to our products and is exploring entering the U.S. market.

o Bode Systems, A division of Choicepoint- A significant competitor that, like FSS and Orchid has the ability to create and market a similar product to ours and eliminate us from the forensics market.

o FBI, Quantico Laboratories- The Federal Bureau of Investigation (FBI) has significant development resources and we believe they are contracting with Orchid and others to develop identity tests that will help them identify potential DNA donors from crime scene DNA. The bureau also invests federal research money on its own research to develop testing processes and procedures that it would approve for law enforcement.

o The National Institutes of Justice regularly provides grants to local and state police crime laboratories and University researchers that are competitive to our technology. We have applied for two grants and will continue to apply but have been rejected. In each application, despite the rejection, we have developed the proposed technology and brought it to the forensics market.

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

Employees

As of December 31, 2005, we had twenty full-time employees. None of our employees are represented by a labor union. We consider our relations with our employees to be good. We plan to add additional staff as needed to handle all phases of our business.

RISKS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to other available information. Each of the following risks could harm our business, financial condition and results of operations. These risks could cause the trading price of our common stock to decline and you could lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

REGULATORY OVERSIGHT OF OUR PRODUCTS AND SERVICES MAY INCREASE OUR COSTS TO MARKET OUR PRODUCTS AND SERVICES AND ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

Currently, there is limited Food and Drug Administration, or FDA, regulation of genetic tests. Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the generation and use of genomic variation data. "Genomic variation data" is the information obtained when scientists search the gene for differences across the entire human genome for changes and variations.

To the extent that FDA laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our products and services and we may not generate sufficient revenue to sustain our operations. Furthermore, we may be directly subject to regulations as a provider of diagnostic information. A diagnosis is the evaluation of a patient or a sample to determine what the status of the patient might be. The information that results from this evaluation is called `diagnostic information' and would include such information as height, weight, sex, age, blood pressure, sugar levels and many other pieces of data.

The Secretary's Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. If the FDA adopts this recommendation, it may require us, or our customers, to apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our intellectual property. If the FDA were to deny any application of this kind, it could adversely affect our business, and we may be unable to generate sufficient revenue to sustain our operations.

To the extent that government regulations restrict the sale of our products and services or impose other costs, we may be unable to provide our products and services to our customers on terms sufficient to recover our expenses.

OUR SUCCESS WILL DEPEND, IN PART, ON HOW RAPIDLY THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY IMPLEMENTS GUIDANCE FROM THE U.S. DEPARTMENT OF HEALTH AND THE FDA REGARDING A POTENTIAL EXPANSION OF REGULATION OF OUR INDUSTRY. WITHOUT THIS IMPLEMENTATION BY THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY, WE MAY BE UNABLE TO MARKET EFFECTIVELY OUR TESTS AND SERVICES, AND WE MAY NOT GENERATE SUFFICIENT REVENUE TO SUSTAIN OUR OPERATIONS.

On November 3, 2003, the FDA issued draft guidance that encouraged drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. "Pharmacogenomic tests" are clinical laboratory tests of all kinds to determine whether a drug is working or not working on a patient that is experiencing a particular illness or expressing a disease. It has only been recently that genetic scientists have been able to link genetic testing to the performance of a drug. The term is often used within the pharmaceutical industry to describe the testing of individuals for their genetic influences on the effectiveness of a drug, or more precisely, whether something in a person's genes that would either enhance or prevent the treatment of that individual's disease with a particular drug.

The FDA guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. Before any company or individual can treat a single human patient with a new chemical entity, often referred to as a NCE, or a new biological entity, referred to as a NBE, scientists must first prove that the potential drug is safe within existing treatment regimes. For example, new chemical entities used to treat cancer might be allowed to be much more toxic to other cells in the body than would a treatment for other less lethal diseases. Scientists file for permission to the FDA to treat human patients and package all the information into an application with the FDA called the `Investigational New Drug Application' or IND.

The draft FDA guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. In addition, the FDA held a workshop in November 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue final guidance on the co-development of a pharmacogenomic test and drug. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our test and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have as well as any of our services, and we may not generate sufficient revenue to sustain our operations.

PUBLIC OPINION ON ETHICAL ISSUES RELATED TO THE CONFIDENTIALITY AND APPROPRIATE USE OF GENETIC TESTING COULD REDUCE THE POTENTIAL MARKETS FOR OUR PRODUCTS AND SERVICES, WHICH COULD PREVENT US FROM GENERATING SUFFICIENT REVENUE TO SUSTAIN OUR OPERATIONS.

Public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, governmental authorities or other entities may call for limits on, or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. The occurrence of any of these events could reduce the potential markets for our products and services, which could prevent us from generating sufficient revenue to sustain our operations.

For example, the FDA has approved a medication for use in African Americans called BilDil that was developed by a pharmaceutical company called NitroMed. Recently, articles have appeared accusing the FDA and NitroMed of `racial discrimination' and claiming that no drugs should be developed using genetic testing that might separate out individuals by `race, color or creed' without regard to the benefit which might be caused for the African American patient. According to such critics, the potential harm in the form of increased discrimination far outweighs the benefits. Several noteworthy genetic scientists have also voiced their opinions that our technology and technologies similar to those developed by NitroMed and others are discriminating and should not be developed or approved by the Federal, State or local governments.

IF WE DO NOT SUCCESSFULLY DISTINGUISH AND COMMERCIALIZE OUR PRODUCTS AND SERVICES, WE WILL NOT ATTRACT A SUFFICIENT NUMBER OF CUSTOMERS. ACCORDINGLY, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS OR GENERATE REVENUE SIGNIFICANT ENOUGH TO SUSTAIN OUR OPERATIONS.

Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we. Also, large pharmaceutical companies have their own internal research and development efforts that could surpass or eliminate our technology from the market. One of our key competitors is PPGx, Inc., a leading international developer and supplier of research-based pharmacogenomics services and products which recently announced the launch of its GeneTrials(TM) Bioinformatics Platform.

Our competitors may discover, characterize or develop important technologies applying genomics that are more effective than those technologies which we develop. Additionally, these competitors may obtain regulatory approvals for their drugs and diagnostics more rapidly than we do, which could limit our ability to market effectively our products and services. If our patent applications are not awarded or if our competitors in the field of genetic research develop and receive approval of patents that supersede our applications, we could be forced to cease the development of our products, services and technologies.

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

WE ALSO FACE SERIOUS COMPETITION FROM COMPETITORS IN THE FORENSIC DNA TESTING MARKET, CONSUMER DNA PRODUCTS MARKET AND THE CONTRACT SERVICES OUTSOURCING MARKETS. AND IF WE ARE UNABLE TO COMPETE IN THESE MARKETS, WE WILL NOT GENERATE REVENUES SIGNIFICANT ENOUGH TO SUSTAIN OUR OPERATIONS.

We remain skeptical that the consumer market for our products, which is mainly supported by genealogy enthusiasts, will remain strong enough to justify significant expenditures to develop new products. It is possible that the application of genetic testing to genealogy is a passing fad and that public interest in genetic genealogy testing will substantially decrease.

ALTHOUGH MANY OF OUR COMPETITORS USE SIMILAR TECHNOLOGIES, THEIR APPROACH TO DATA ANALYSIS MIGHT BE COMPLETELY DIFFERENT AND MORE EFFICIENT THAN OURS. THIS MAY CAUSE CONSUMERS TO CHOOSE OUR COMPETITOR'S PRODUCTS AND SERVICES OVER OURS AND FORCE US TO CHANGE OUR PRODUCTS AND SERVICES TO THE MORE EFFICIENT FORM OF DATA ANALYSIS OF OUR COMPETITORS.

We evaluate the mixture of genetic inheritance within individuals and relate that information to biological information. Another approach to finding similar information is to evaluate large groups of individuals in `pools' of DNA and look for differences or similarities amongst the data. Our approach may prove to be too cumbersome for the industry to adopt, and the industry may not want to accept it because it is `too personal', meaning that overall `generic' descriptors might be more immediately valuable to the industry than knowing whether or not a single individual will respond favorably to a medication treatment. The `pooled' approach is more often the approach that many pharmaceutical companies and our competitors practice. Additionally, our technology depends upon looking at individuals within a population pool and therefore projecting the results of many individual samples upon a general population that may not be clearly identified. Our competitors rely upon self-reporting descriptors such as `African American', `Caucasian' or `Hispanic' to pool their DNA samples. We do not presuppose the reported identity of an individual but rather look at their inherited genetic markers that tell us what group to associate them with. This approach may not be accepted by the industry and a pooled method, although not as accurate, may become the standard. This would significantly impact our ability to promote, sell, license of further develop our products, services or technologies within any of our current markets.

WE HAVE HAD LOSSES SINCE OUR INCEPTION WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES. WE MAY NEVER BE ABLE TO REDUCE THESE LOSSES, WHICH WILL REQUIRE US TO SEEK ADDITIONAL DEBT OR EQUITY FINANCING THAT MAY NOT BE AVAILABLE TO US.

We incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. We have incurred losses and experienced negative operating cash flow since our formation. For the year ended December 31, 2005, we had a net loss of $8,715,852 and a working capital deficit of $7,577,917. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, you may experience significant additional dilution.

WE CONTINUE TO BE A DEVELOPMENTAL STAGE ENTERPRISE COMPANY AND WE DO NOT KNOW WHEN OUR PHARMACOGENOMICS PRODUCTS WILL FINISH THEIR DEVELOPMENT.

We continue to devote substantially all of our efforts to establishing our business products, and our principal operations have not commenced yet. We are still in the research and development phase of our pharmacogenomics product/services and have a few years prior to any of these products being developed.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated February 24, 2006, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our financial statements for the years ended December 31, 2005 and 2004. The auditors raised concerns about our ability to continue as a going concern as a result of recurring losses from operations, a working capital deficit, and our need for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

WE NEED IMMEDIATE FUNDS AND MAY NOT BE ABLE TO OBTAIN ANY ADDITIONAL FINANCING IN THE AMOUNTS OR AT THE TIMES THAT WE MAY REQUIRE THE FINANCING. ADDITIONALLY IF WE OBTAIN FINANCING, IT MAY NOT BE ON ACCEPTABLE TERMS. WE WILL HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

We may need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

- we have limited assets to pledge as security for the loan;

- we are in poor financial condition; and

- we may be viewed as a high market risk.

In addition, we have entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. Dutchess has committed to purchase our common stock on a monthly basis up to an aggregate purchase price of $35 million over a two-year period. The Dutchess Agreement requires us to put stock to Dutchess each time we raise funds. If Dutchess were to sell the stock we put to them, it will likely have a depressive effect on the market price of our common stock. This decrease in our market price may hinder our ability to obtain necessary funding from certain sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from various financial institutions where possible.

Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and expenditures, which could harm our business and the value of our common stock.

WE MAY NOT HAVE ADEQUATE PATENT PROTECTION AND CONFIDENTIALITY AGREEMENTS FOR OUR PROPRIETARY TECHNOLOGY. IF WE DO NOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THERE IS A RISK THAT THEY WILL BE INFRINGED UPON OR THAT OUR TECHNOLOGY INFRINGES UPON ONE OF OUR COMPETITOR'S PATENTS. AS A RESULT, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY HARMED.

To the extent possible, we anticipate filing patent applications for protection on future products that we develop. It is possible that patents we apply for may not be issued and that any current or future patents will not afford us commercially significant protection of our products or that we will not have adequate resources to enforce our patents. Inasmuch as we intend to sell our products in foreign markets, we also intend to seek foreign patent protection for our products and technologies. The patent laws of other countries may differ from those of the United States as to patentability of our products and technologies, and the degree of protection afforded. Our products may infringe on the patents of others, and we may not have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights. We also rely on confidentiality and nondisclosure arrangements with our employees and entities we do business with. These agreements may not provide us with meaningful protection.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MESSRS. RICHARD GABRIEL, TONY FRUDAKIS AND HECTOR GOMEZ, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our success depends to a significant extent upon the continued service of Mr. Richard Gabriel, our President and Chief Executive Officer, Dr. Tony Frudakis, our Founder and Chief Scientific Officer, and Dr. Hector Gomez, our Chairman of the Board and Chief Medical Officer. We have employment agreements in place with Messrs. Gabriel, Frudakis, and Gomez. We do not maintain key-man insurance on the lives of Messrs. Gabriel, Frudakis, and Gomez. If Messrs. Gabriel, Frudakis, and Gomez were to resign, the loss could result in loss of sales, delays in new product development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, in order to successfully implement and manage our business plan, we are dependent upon, among other things, successfully recruiting qualified personnel who are familiar with the specific issues facing the deciphering of complex genetic traits. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled genetic technicians to further our research and development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES OF THE SEC, AND THE TRADING MARKET IN OUR STOCK IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

- that a broker or dealer approve a person's account for transactions in penny stocks; and

- the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

WE MAY NOT HAVE SUFFICIENT SHARES AVAILABLE TO FULLY ACCESS THE EQUITY LINE WITH DUTCHESS AND MAY NEED TO SEEK ADDITIONAL CAPITAL TO MEET OUR WORKING CAPITAL NEEDS.

We may only issue a put to Dutchess if we have registered the shares of common stock. During March 2006, we intend to file a prospectus to register 600,000,000 shares of common stock that we may issue pursuant to the equity line if the Registration Statement is declared effective by the SEC. As of February 28, 2006 we have already issued 129,214,167 shares pursuant to prior registration statements. We have assumed that we will not issue more than 600,000,000 shares in addition to the 233,285,833 we already registered pursuant to the exercise of our put right under the Investment Agreement, although the number of shares that we will actually issue pursuant to that put right may be more than or less than 600,000,000, depending on the trading price of our common stock. We currently have no intent to exercise the put right in a manner that would result in our issuance of more than 600,000,000 shares, but if we were to exercise the put right in that manner, we would be required to file a subsequent registration statement with the Securities and Exchange Commission and for that registration statement to be deemed effective prior to the issuance of any such additional shares.

If we can not raise sufficient funds pursuant to our Investment Agreement with Dutchess, for our capital requirements, we will need to seek additional funding which may not be available on terms acceptable to us or at all.

DUTCHESS MAY SHORT SELL OUR STOCK DURING THE PERIODS WE ISSUE A PUT WHICH MAY CAUSE OUR STOCK PRICE TO DECREASE.

Pursuant to the Investment Agreement, Dutchess has the right to short sell the amount of stock we expect to issue to them during the period we issue a put. If Dutchess actually sells our stock short, our stock price may decrease. If our stock price decreases, you may lose some or all of your investment.

EXISTING STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE SALE OF SECURITIES PURSUANT TO OUR INVESTMENT AGREEMENT WITH DUTCHESS.

The sale of shares pursuant to our Investment Agreement with Dutchess will have a dilutive impact on our stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we exercise our put option, the more shares we will have to issue to Dutchess to draw down on the full equity line with Dutchess. If our stock price decreases, then our existing stockholders would experience greater dilution.

DUTCHESS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

The common stock to be issued under our agreement with Dutchess will be purchased at a 4% discount to the average of the two lowest closing bid prices of our common stock during the five trading days after our notice to Dutchess of our election to exercise our put right. These discounted sales could cause the price of our common stock to decline and you may not be able to sell our stock for more than you paid for it.

OUR STOCK PRICES HAVE BEEN VOLATILE, AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited, and a larger market may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

Item 2. Description of Property.

We currently lease an operating facility at 900 Cocoanut Avenue, Sarasota, Florida. This lease expires May 31, 2006 with a three-month renewal option. The lease requires monthly rent of approximately $5,765. The building consists of approximately 4,000 square feet of laboratory and office space. We also lease an operating facility at 4655 Meade St., Suite 300, Richmond, California. This lease expires August 1, 2006. The lease requires monthly rent of approximately $5,547 for approximately 3,000 square feet of laboratory and office space. We also lease an operating facility at 700 Bay Street, Suite 2101, Toronto, Canada. This lease expires April 30, 2008 and has a three-year renewal option. The lease requires a monthly rent of approximately $6,300 CDN (approximately $5,355 USD) for approximately 2,800 square feet of laboratory and office space. All of these facilities are in good condition.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is eligible for quotation on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years.

Summary of Quarterly High & Low Price of Common Stock*

QUARTER	HIGH BID	LOW BID
1st Quarter 2004	1.400	0.720
2nd Quarter 2004	1.000	0.500
3rd Quarter 2004	0.600	0.260
4th Quarter 2004	0.400	0.100
1st Quarter 2005	0.260	0.020
2nd Quarter 2005	0.510	0.034
3rd Quarter 2005	0.202	0.013
4th Quarter 2005	0.044	0.002

* Restated for a 20:1 reverse stock split on July 12, 2005.

The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction.

As January 24, 2006 there were 1,006 owners of record of our common stock.

We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Sales of Unregistered Securities

During the fourth quarter of 2005, we issued a total of 709,754 shares of our common stock in exchange for services valued at approximately $15,201. These shares were issued to consultants, who are sophisticated investors. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the fourth quarter of 2005, we issued a total of 2,928,043 shares of our common stock in exchange for compensation valued at approximately $41,870. These shares were issued to an employee, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the fourth quarter of 2005, we issued a total of 1,499,998 shares of our common stock in exchange for all of the outstanding stock of Kenna. These shares were valued at approximately $22,500. These shares were issued to Kenna shareholders, who are sophisticated investors. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the fourth quarter of 2005, we issued a total of 6,500,000 shares of our common stock in exchange for certain assets of a Canadian company formerly named Ellipsis Biotherapeutics Corporation. These shares were valued at approximately $149,500. These shares were issued to the shareholder of a Canadian company formerly named Ellipsis Biotherapeutics Corporation, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the fourth quarter of 2005, we issued 2,000,000 shares of our common stock as in exchange for services valued at approximately $34,000. These shares were issued to an investor relations firm, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the fourth quarter of 2005, we exercised put notices in accordance with our Investment Agreement with Dutchess and received $1,114,971 of cash proceeds for which we have issued 63,193,359 shares of our common stock to Dutchess. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the fourth quarter of 2005, we issued a total of 35,940,814 shares of our common stock in conjunction with the convertible debenture and warrants with La Jolla who is a “sophisticated investor”. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the fourth quarter of 2005, we issued a total of 960,902 shares of our common stock for the conversion of 1,278 of preferred stock by a “sophisticated investor”. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

On October 21, 2005, we issued to Dutchess a promissory note in the amount of $1,380,000 for a purchase price of $1,150,000. In connection with the promissory note we issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on October 21, 2010. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price equal to the lesser of 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or $0.013. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

On December 22, 2005, we issued to Dutchess a promissory note in the amount of $1,380,000 for a purchase price of $1,150,000. In connection with the promissory note we issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on December 15, 2010. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price equal to the lesser of 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or $0.022. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During 2005, we granted a five-year warrant for 5,714,286 shares of our common stock for consulting services performed. This warrant has an exercise price of $0.0175 and was valued at $95,306 based upon the Black-Scholes model. This will be expensed over the service period of the agreement. During 2005, we recorded $23,827 of expense related to this warrant. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During 2005, we granted a five-year warrant for 370,370 shares of our common stock for consulting services performed. This warrant has an exercise price of $0.27 and was valued at $139,030 based upon the Black-Scholes model. This was expensed over the service period of the agreement. During 2005, we recorded $139,030 of expense related to this warrant. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During 2005, warrants to purchase 5,055,102 shares of common stock were granted to Athena as a fee for their services at a range of exercise prices from $0.0159 to 0.138 and expire five years from the grant date. These warrants were valued at $108,371 based upon the Black-Scholes model. As of December 31, 2005, none of these warrants were exercised. These were recorded as stock issuance costs. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2005 and the financial statements as of and for the years ended December 31, 2005 and 2004 included with this Form 10-KSB.

SUMMARY

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in significant revenues. We have chosen to focus on increasing sales volume in the consumer and forensic markets while continuing to develop products for introduction to the pharmacogenomics market. We intend to support research and development as a vital component of our overall growth strategy. Until (i) potential customers are familiar with our technology and products, which will come from continued research and development and proven market use, and (ii) we introduce our pharmacogenomics products, it is unlikely that we will generate significant revenue.

The following discussion of our historical financial results should be read against this background.

REVENUES AND COST OF SALES

For the years ended December 31, 2005 and 2004, revenues were $1,275,503 and $785,632, respectively. A $489,871 increase in revenues from the prior year is a 62% increase that was a result of the sales of our ANCESTRYbyDNA™ increasing approximately $284,000, our paternity testing increasing approximately $79,000. Our EURO-DNA™ 1.0 was introduced to the general public in the fourth quarter of 2004 and contributed approximately $127,000 of revenue over 2004. Additionally, we recorded approximately $40,000 of revenues from our mtDNA™ product, $9,000 of revenues from our DNAWitness-MitoTM and $23,000 of revenues from our Y-chromosome products which were added to our product line when we acquired Trace Genetics. We also had $17,000 of other revenue during 2005. These increases in revenue were offset by a decrease in genotyping of $76,000 and DNAWitness™ of $13,000.

In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $195,018 as of December 31 2005. Deferred revenue resulted mainly from our ancestry client testing that was not complete as of December 31, 2005. These amounts will be recognized as revenue during 2006.

During 2005 compared to 2004, our sales of ANCESTRYbyDNATM increased approximately $284,000. This is due to increased awareness and interest in genealogy, increased advertising in several markets and increased press coverage during 2005. When we introduced our version 2.5 of ANCESTRYbyDNATM during 2004, we increased the pricing which has resulted in a lower volume of product sold, but at a higher margin. The product is relatively new to the market, and we believe sales will continue to fluctuate from period to period until we can better determine through continued market research and time how and where to best market and sell this product. We have found that news articles produce a spike in volume, and we will continue to pursue this avenue of marketing during 2006. We introduced another ancestry product, EURO-DNATM 1.0, during late 2004, which resulted in an increase in sales of approximately $127,000. Sales of our ancestry products were generated through advertising in Family Tree, a genealogy periodical, and through public exposure that we received during the year in newspapers, magazines and television. In addition, sales were generated through our various distributors and from our website www.ancestrybydna.com. During 2005, we entered into agreements with seven new distributors to sell our ancestry products. One of our new distributors accounted for approximately $234,000 of sales during 2005. During 2005, we acquired Trace Genetics, Inc. which allowed us to introduce their products mtDNA™ and Y-chromosome product. These products contributed to $63,000 of sales during 2005. These consumer products are sold in similar markets as ANCESTRYbyDNATM and EURO-DNATM, therefore our advertising campaigns for these products are similar to those for our other consumer products.

Paternity testing sales are generated primarily through our various distributors and from our website www.ancestrybydna.com. The majority of the $79,000 increase in sales during 2005 compared to 2004 was from a distributor that was added during the second quarter of 2004. Paternity testing is an add-on service, and we expect revenues to continue to fluctuate in this market. While we have not yet implemented a formal marketing and sales plan for this service, we continue to perform market research and gather information in order to define and implement a formal marketing strategy. One distributor accounted for approximately $110,000 of our paternity sales during 2005. We do not expect these revenues to continue during 2006 and are seeking to replace the potential short-fall. We have been increasing our direct marketing and mail campaign for our ANCESTRYbyDNA™ and DNAWitness™ products and services as well as the Trace Genetics products and services to offset this potential decrease in paternity sales.

Genotyping sales were generated primarily through work with universities, with one university being our major client of this service. The decrease of genotyping services of approximately $76,000 during 2005 compared to the same period in 2004 was the result of decreased service provided to one university. To date, our genotyping service customers have come to us either through client referrals or our general website. In the future, we plan to concentrate our genotyping services on specific diseases, including cancer, neurological disorders, and heart disease. By concentrating on specific diseases, we hope to develop an expertise that will attract customers in those areas requiring external assistance and additional research capacity. One university accounted for approximately $159,000 of our genotyping sales during 2005.

As part of our on-going genotyping contract services work for one of our new customers, we have offered to perform ANCESTRYbyDNA testing services on 284 children suffering from a disease known as ALL or Acute Lymphocyte Leukemia. We expect to submit a manuscript for publication during 2006 under a joint publication agreement. Following this early pre-screening, the ALL program will test nearly 3,000 children afflicted with this disease in hopes that we will be better able to help the research hospital determine the genetic markers that are inherited and that may play a role in disease formation, advancement or remission. Treatment protocols or treatment regimes include multiple drug therapies and include, Taxol and Taxol like derivatives as well as other chemotherapy treatments and protocols. It is too early to determine the potential benefits to us, but we believe that the donation of our technology and services is crucial to the development of better and improved treatments for ALL. Currently, nearly 10-20% of the children afflicted with this disorder do not survive beyond 18-24 months after diagnosis. We believe that our technology, combined with the research hospital’s other work and including the contracted genotyping work performed by us for them, may help in reducing this dreadful statistic.

We continue to market our DNAWitness™ products through marketing to various agencies, our attendance at trade shows and through our relationships with Lynn Peavey catalog, Orchid Biosciences, and ReliaGene Technologies. We continue to seek to develop other distributors of our services and products. Our products, DNAWitness™ 2.0, RETINOME, and EURO-Witness 1.0 have been featured in the Lynn Peavey Company catalog and the Lynn Peavey Web site. We trained Lynn Peavey Company personnel to establish and conduct seminars and training programs for detectives, crime laboratory personnel and crime scene personnel on DNAWitness™. Similarly, we have trained nearly 2,000 forensic personnel that include detectives, prosecutors and forensic scientists about our technology and its use. We anticipate continuing to train personnel on the use of our technology and products throughout 2006. The sales of our DNAWitness™ products decreased by $13,000 during 2005. We believe that our forensic revenues will continue to fluctuate because these are new products, and there are no similar products being marketed. We intend to continue to research the markets and refine our sales and marketing strategy for our forensic products. We have identified and applied for several grants and submitted our technology for federal review for applications that include human identification and terrorist tracking. We have not had any grant funding of our research and development or deployment of our technology into any of these applications during 2005. We believe that the restraint of our sales in the forensics market does not originate from a lack of desire to use the technology by the detective or the prosecutor but rather a lack of funding for the increased staff that will be required to review cold case files, open new investigations or identify missing persons from stored human remains. We believe that the bulk of our investigative support will come through local and regional police, fire and detective agencies that do not require any federal funding to use our services and technology. We will however, continue to pursue much larger applications for our technologies on a global basis and will participate in several forensic and biometric venues during 2006 that offer us a broad platform exposure to the world market. We are also seeking distributors of our products and services on a global basis applying our technology wherever the need could arise. During 2005, we acquired Trace Genetics, Inc. which allowed us to introduce DNAWitness-MitoTM which contributed approximately $9,000 of sales during 2005.

In order to build consistent sales, we have begun to implement formal sales and marketing plans, including advertising and promotional campaigns. Implementing these plans results in increased expenses for personnel, advertising, promotion, and the collateral materials associated with these programs. We plan to continue to add to our advertising and presentation campaign during 2006, as cash flow permits. Overall, our goal is to focus on increasing market awareness of all of our products, particularly within the consumer and forensic markets.

Cost of sales increased $442,545 during 2005 compared to 2004. This was a result of increased revenues during 2005 compared to 2004. The cost of sales as a percentage of revenue was 75% for 2005 compared to 65% for 2004. The increase in cost of sales as a percent of revenues is due to our refinement of our estimate and allocation of research and development costs. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs consist of raw materials, laboratory supplies, equipment expense, facilities costs and employment-related costs. These R&D expenses were incurred in support of our currently available consumer and forensics products and genotyping services and for our anticipated pharmacogenomics products.

Research and development costs increased from $1,561,142 in 2004 to $2,122,383 in 2005, an increase of $561,241, or 36%. R&D costs on EPO; which began during 2005 was approximately $289,000 of costs during 2005. Also, we had an increase spending of approximately $195,000 for R&D materials and approximately $259,000 for direct labor costs during 2005 compared to 2004. These increases in R&D were offset by a decrease of approximately $200,000 of allocated costs to R&D as a result from our refinement in estimates and allocation of research and development costs.

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

For the year ended December 31, 2005, selling, general and administrative expenses increased $813,567, from $2,050,981 in 2004 to $2,864,548, in 2005. Compared to 2004, compensation cost for our three top executives during 2005 declined by approximately $824,000. This decline occurred primarily because the 2004 amount included amortization of stock-based compensation costs for these executives from a grant in a previous year. Because the relevant amortization period ended in May 2004, the 2005 amount did not include any expense related to the previous grants. This was offset by an increase of $46,000 for the annual shareholders meeting costs, increase of $381,000 for legal expenses, increase of approximately $260,000 for consulting services, increase of approximately $82,000 for accounting fees and services and an increase of approximately $628,000 of advertising, marketing materials and investor relations expense. Additionally, we allocated approximately $200,000 less selling, general and administrative costs to research and development during 2005 compared to 2004 which in effect increased our selling, general and administrative expenses.

INTEREST EXPENSE

During 2005, we recognized a decrease of $8,105 compared to 2004 in interest expense. The decrease in interest expense is a result of a lower convertible debenture balance during 2005 compared to 2004 as La Jolla exercised its conversion rights during 2005.

INTEREST INCOME

During December 2004, we made a loan in Euros to a German company. We record the interest on this loan each period, and any adjustments for the foreign currency translation are included in foreign currency loss included on our condensed consolidated statements of operations. This loan was paid off during 2005. We did not have any such loans during 2004.

INTRINSIC VALUE OF CONVERTIBLE DEBT AND NON-DETACHABLE WARRANTS AND DEBT DISCOUNT AMORTIZATION

We recorded $250,000 related to the intrinsic value of the convertible feature of the La Jolla debt. We also recorded a discount on notes payable of $5,820,000 related to the four Dutchess notes including the two incentive debentures. This $6,070,000 of debt discount is being amortized to interest expense over the life of the notes and convertible debentures. During 2005, we recorded $1,953,084 of expense. The majority of the remaining debt discount will be expensed during 2006.

AMORTIZATION OF DEFERRED FINANCING FEES

During 2005, we recorded $187,005 of deferred financing fees related to the La Jolla debenture and the four Dutchess notes. These deferred financing fees are being amortized over the life of the notes. We also expensed $260,000 of financing fees paid to Dutchess that did not have any basis allocable to the fees, thus they were expensed. During 2005, we recorded an increase over the same periods in 2004 of $310,301 of amortization which included the $260,000 of directly expensed fees.

LOSS ON DERIVATIVE CONTRACTS, NET

The balance sheet caption derivative liabilities consists of (a) embedded conversion features bifurcated from the Dutchess notes and convertible debentures and (b) all other convertible preferred stock, convertible debt and outstanding warrants. Based on their own contract terms, the instruments described in clause (b) are not considered to be derivatives, but because of the embedded conversion feature of the Dutchess notes, we are required to record such instruments at fair value as a derivative liability.

The following tabular presentation set forth information about the derivative instruments at and for the year ended December 31, 2005:

	Dutchess Derivatives	Convertible Preferred Stock	Outstanding Warrants	La Jolla convertible debt	Total
Fair value adjustments, income (loss):	$(2,595,695)	$313,851	$292,794	$(21,980)	$(2,011,030)

These fair value adjustments affect our computation of income or loss, but they are non-cash items.

The shares that were issued as incentive shares and are outstanding also fall under the derivative criteria in accordance with EITF 00-19 and we had to record at fair value the 1,250,000 and 2,500,000 shares of common stock issued as incentive shares in the two Dutchess notes and record them as Redeemable Instruments. At December 31, 2005, the 1,250,000 shares had been sold by Dutchess, the 2,500,000 shares which were retained by Dutchess were valued at $52,750, and a gain on derivatives was recorded of $400,125.

There were no such derivatives during 2004.

FOREIGN CURRENCY LOSS

During 2005, we recorded a foreign currency loss of $7,060 on a loan we made in Euros. This loan was repaid during 2005. We did not have any foreign currency transactions during 2004.

OTHER EXPENSES

Effective September 28, 2004, we entered into an Investment Agreement with Biofrontera and the shareholders of Biofrontera to purchase certain Series B preferred shares of Biofrontera. After discussions with Biofrontera, on February 18, 2005, we exercised our right to terminate the Biofrontera agreement. We expensed $105,252 of costs that related to this transaction during 2005 and $10,000 of costs for the same period related to another transaction that was not completed. We expensed $293,007 of costs related to the Biofrontera transaction during 2004.

Also during 2004, we paid $75,000 to George Frudakis (father of our Chief Scientific Officer and a shareholder of the Company) to pay the principal of approximately $45,000, accrued interest of approximately $4,000 and approximately $26,000 was recorded as other expense on our Consolidated Statements of Operations to satisfy in full any other claims related to his note and funding agreement.

LIQUIDITY AND CAPITAL RESOURCES
General

During 2005, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities during 2005 was $3,605,877. We also had principal payments on capital lease obligations of approximately $208,000 and purchases of computers and equipment of approximately $124,000. The resulting cash shortfall was financed primarily through the exercise of non-detachable warrants and prepayment for future warrant exercises, a $250,000 ($235,000 of cash after fee) convertible debenture from La Jolla, puts under our agreement with Dutchess and $5,160,000 ($3,867,995 of cash after discount and fees) in notes issued to Dutchess.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $7,577,917 (of which $6,981,306 was a derivative liability) at December 31, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of notes, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the foreseeable future.

In the foreseeable future, we expect to receive funding from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess agreement. We believe this funding will be sufficient to cover our operating activities through 2006. If our share price continues to remain weak, or if any number of adverse factors or events occur, we will not have enough equity to complete future acquisitions or possibly to continue operations beyond 2006. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

We have issued securities, including convertible debentures and convertible preferred stock, that convert into our common stock at a continuously adjustable conversion price based on a discount on the trading price of our common stock. In addition, our Investment Agreement with Dutchess requires us to sell our common stock at a continuously adjustable conversion price at a discount to the trading price of our common stock. As we draw down advances under the Investment Agreement with Dutchess and more of our common stock is sold pursuant thereto, the market price of our common stock could decrease significantly and make further advances impractical or impossible during time periods in which we may need to raise capital to fund our operations and market and sell our products and services. In addition, the issuance of our common stock upon exercise or conversion of our other securities may create a downward pressure on the market price of our common stock.

FINANCINGS

La Jolla Cove Convertible Debenture and Warrants

On November 25, 2003, we closed on a $500,000, 8% convertible debenture with non-detachable warrants with La Jolla Cove Investors, Inc. We pay interest on a monthly basis with a principal balloon payment due on the extended maturity date of November 25, 2007. Per the agreement, La Jolla shall convert at least 5% of the face value of the debenture each calendar month into our common stock. The number of common stock shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by sixteen, minus the product of the conversion price multiplied by fifteen times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) $0.20 or (ii) 80% of the average of the five lowest daily value weighted average price of our common stock during the twenty trading days prior to La Jolla’s election to convert. We have the right to reject a conversion if the stock price is below $0.50 per share. If we exercise this right, we then are obligated to pay the portion of the debenture the conversion notice was for plus applicable unpaid accrued interest and a premium equal to 10% of those amounts.

The non-detachable warrants must be exercised concurrently with the conversion of debt to common stock by La Jolla. La Jolla has the right to exercise warrants equaling fifteen times the dollar amount of the debenture being converted at an exercise price of $1.00. If La Jolla does not convert at least 5% of the warrants per month, then La Jolla will not be able to collect interest on the debenture for that month. The warrants issued to La Jolla expire on November 25, 2007.

On February 18, 2004, the Convertible debenture and Warrant to Purchase Common Stock agreements were amended. If La Jolla does not convert at least 5% of the face value of the debenture and exercise at least 5% of the warrants in any particular calendar month, La Jolla may wire to us $375,000 less the dollar amount of warrants exercised in that month within five business days of the end of the month. Should La Jolla fail to wire us such funds, La Jolla shall not be entitled to collect interest on the debenture for that month. If breached more than once, then we may terminate the agreements with La Jolla and the debenture becomes due six months thereafter with accrued interest. For any month the minimum payment was required to be paid and was not paid, La Jolla and we agreed in writing for them to not fund the payment.

On June 28, 2005, La Jolla exercised its right to increase its note by $250,000 with the same terms as the previous convertible debenture except the annual interest rate is two percent. This convertible debenture has the same terms and conditions as the initial La Jolla note.

On October 20, 2005, we amended the La Jolla convertible debenture and the warrant granted to La Jolla to confirm that the warrant exercise price remained at $1 per share after the twenty-to-one reverse stock split, the maturity date of the debenture and the expiration date of the warrant was extended to November 25, 2007 and that when La Jolla exercised its option to add $250,000 in principal to the convertible debenture that we granted to La Jolla the right to purchase an additional 3,750,000 shares of our common stock under the warrant.

Dutchess Investment Agreement

On September 28, 2004, we entered into an Investment Agreement with Dutchess Private Equities Fund, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period. The Dutchess Agreement provides that we from time to time may deliver a notice to the Investor that will state the dollar amount of common stock that we desire the Investor to purchase. The maximum amount permitted pursuant to any such notice is $600,000, and we can give approximately three such notices per month. Upon receipt of the notice, Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 96% of the average of the two lowest closing bid prices of the common stock during the five trading days after the notice. We are not permitted to provide a notice to Dutchess, and Duchess is not obliged to purchase any of our shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment. In accordance with the two outstanding notes we issued to Dutchess, we are required to use 100% of the proceeds from these puts as payment on the notes.

In order to use our $35 million funding facility with Dutchess Equity Partners to fund our operations and complete future acquisitions, we had to restructure our capital. During our 2005 annual shareholders meeting, we received shareholder approval for a reverse stock split. Pursuant to the reverse split, every 20 shares of common stock issued and outstanding on July 12, 2005 was combined into one share of our common stock. The number of shares outstanding at July 12, 2005 after this reverse stock split was 63,442,890, and the number of authorized shares remained at 1,500,000,000. During July 2005, we registered 350,000,000 shares to be used in conjunction with this Dutchess facility. During March 2006, we expect to file a registration statement to register additional shares for this Dutchess facility.

During 2005, we exercised put notices in accordance with our agreement and received $1,802,651 of cash proceeds, net of $10,109 of cash stock issuance costs for which we issued 78,912,356 shares of our common stock to Dutchess. During 2005, proceeds totaling $1,559,991 from these puts were used to reduce the notes payable outstanding with Dutchess.

Dutchess Notes

To fund the acquisition of the 18% equity interest in Biofrontera in 2005, we entered into two notes with Dutchess. On June 30, 2005, we issued to Dutchess a promissory note in the amount of $1,560,000 for a purchase price of $1,300,000. This note was paid in full by the end of January 2006.

On August 1, 2005, we issued to Dutchess a second promissory note in the amount of $840,000 for a purchase price of $700,000. This note was paid in full by the end of February 2006.

In order to fund our current operations, we entered into two more notes with Dutchess during October and December 2005. On October 21, 2005, we issued to Dutchess a promissory note in the amount of $1,380,000 for a purchase price of $1,150,000. The note is due and payable in full on December 31, 2006. Other than the $230,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement.

On December 22, 2005, we issued to Dutchess a promissory note in the amount of $1,380,000 for a purchase price of $1,150,000. The note is due and payable in full on December 15, 2006. Other than the $230,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement.

In connection with the notes, we paid Dutchess a facility fee of $260,000 and issued to Dutchess 3,750,000 shares of our common stock and convertible debentures totaling $660,000. We also paid approximately $167,000 of fees to Athena.

Capital Expenditures

During 2006, we anticipate continuing to develop the required infrastructure to realize our 2006 operational growth plan, including acquiring or leasing property, equipment and other operating assets.

We are actively seeking to acquire or lease a new building that has 5,000 to 10,000 square feet with additional expansion potential. We estimate that lease costs will be between $15 and $25 per square foot. This does not include leasehold improvements or other associated costs such as utilities, taxes and maintenance. The initial build out of 7,000 square feet is estimated at approximately $780,000, which includes laboratory, office and warehouse space. Additional costs for equipment, furniture and fixtures are estimated at approximately $257,000. Timing of the incurrence of the expense will depend upon the length of time required to find the appropriate facility.

In addition, we anticipate that new laboratory and computer equipment will be purchased during 2006. Computer purchases for programming, modeling and business use are estimated at approximately $100,000 and scientific and business programs and software at approximately $50,000. Capital expenditures for laboratory equipment are estimated at approximately $250,000 during 2006.

It is our intent, during 2006, to increase our marketing and sales personnel. Current plans are to add up to two personnel in these areas. As cash flow permits, we plan on increasing our research staff through the addition of up to two post doctors. The post doctors would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition, we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, conditions and other unforeseen factors could impact the decision making process and as a result plans may change.

2006 Commitments

Our significant cash commitments for 2006 and future years include:

•	Payments of approximately $2,150,000 under the Beth Israel License Agreement.

•	Payments of approximately $176,096 under our collaborative research agreement with Beth Israel.

•	Payments of approximately $3,350,000 and annual payments of $250,000 under our License Agreement with Harvard Medical School.

•	Payments of approximately $300,000 under our Research Sponsorship Agreement with Massachusetts College of Pharmacy and Health Sciences.

•	Payments of approximately $300,000 under our consulting agreement with Dr. Arthur Sytkowski.

•	Payments of approximately $375,000 under our License Agreement with Dr. Mark Froimowitz.

Our ability to make these payments is dependent upon our continued ability to raise capital under our Investment Agreement with Dutchess.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we have no off-balance sheet arrangements.

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

Valuation of Intangible Assets

Our intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. This annual impairment test is performed in the last quarter of each fiscal year. The impairment test requires a comparison of the fair value of the Company to the amount of intangible assets recorded. If this comparison reflects impairment, then the loss would be measured as the excess of recorded intangible asset amount over its implied fair value. Although management believes that the estimates and assumptions used are reasonable, actual results could differ.

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

Derivatives

We have reviewed our contracts and financial instruments to determine what derivatives and embedded derivatives we may have. We have then reviewed these derivatives and embedded derivatives to determine if they should be recorded as equity or a derivative liability valued at fair value. Judgment is used to apply the criteria of Statement of Financial Accounting Standards No. 133 and Emerging Issues Task Force 00-19 to the derivatives. Also judgment and estimates are required to determine the fair value of the derivative liabilities. Although management believes that the estimates and assumptions used are reasonable, actual results may differ from these estimates under different assumptions or conditions.

Item 7. Financial Statements.

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)

Consolidated
Financial Statements as of and
for various periods ended December 31, 2005
and 2004 and Independent Auditor’s Report

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 2005	F-2
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, and for the period December 10, 1998 (date of inception) to December 31, 2005	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the period ended December 10, 1998 to December 31, 1999 and for the years ended December 31, 2000, 2001, 2002, 2003, 2004 and 2005	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the period December 10, 1998 (date of inception) to December 31, 2005	F-13
Notes to Consolidated Financial Statements	F-15

Report of Independent Registered Public Accounting Firm
Board of Directors
DNAPrint Genomics, Inc. and Subsidiaries
(A Development Stage Enterprise)
Sarasota, Florida

We have audited the accompanying consolidated balance sheet of DNAPrint Genomics, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004 and the period from December 10, 1998 (Date of Inception) through December 31, 2005. These consolidated financial statements are the responsibility of the management of DNAPrint Genomics, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of December 31, 2002 and for the period December 10, 1998 (date of inception) through December 31, 2002 were audited by other auditors whose report dated April 11, 2003 included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period December 10, 1998 (date of inception) through December 31, 2002 include total sales and net loss of $270,938 and $6,849,650, respectively. Our opinion on the consolidated statements of operations, changes in stockholders' equity, and cash flows for the period December 10, 1998 (date of inception) through December 31, 2005 insofar as it relates to amounts for periods through December 31, 2002 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on the audit and the report of other auditors on the previous years' consolidated financial statements, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DNAPrint Genomics, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from December 10, 1998 (Date of Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred a net loss of $8,715,852 during the year ended December 31, 2005 and has an accumulated deficit of $29,078,617 from inception to December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
February 24, 2006

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,806,646
Accounts receivable (net of allowance for doubtful accounts of $8,740)	101,852
Inventory, raw material	298,685
Deferred financing costs	118,335
Prepaid expenses and other current assets	145,095
Total current assets	2,470,613
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $726,684)	1,229,133
OTHER ASSETS:
Investment in Biofrontera	2,274,702
Goodwill and other intangibles	325,958
Other assets	9,703
Total Other Assets	2,610,363
TOTAL	$6,310,109
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,152,711
Accrued Expenses	198,889
Deferred Revenue	195,018
Accrued compensation expense	749,654
Notes payable (net of discount of $3,332,374)	267,635
Notes payable to related parties	238,381
Capital lease obligation - current	264,936
Derivative liability	6,981,306
Total current liabilities	10,048,530
Capital lease obligation - long-term	172,505
Convertible debentures - long-term (net of discount of $784,542)	126,458
Total liabilities	10,347,493

Redeemable instruments	52,750

Commitments (See Note J below)	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A
Series A convertible preferred stock, 50,000 shares authorized; 40,000 shares issued, 14,722 outstanding; $147,000 liquidation value	147
Common stock, $.01 par value, 1,500,000,000 shares authorized; 236,213,848 shares issued and outstanding	2,362,140
Common stock subscribed (559,876 shares)	5,599
Additional paid-in capital	30,022,934
Accumulated other comprehensive loss	(541)
Prepaid warrant exercises	120,000
Deferred stock compensation and consulting	(94,374)
Deficit incurred prior to development stage	(7,427,422)
Deficit accumulated during the development stage	(29,078,617)
Total stockholders’ deficit	(4,090,134)
TOTAL	$6,310,109

See notes to consolidated financial statements

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period December 10, 1998 (date of inception) to December 31, 2005

SALES	$1,275,503	$785,632	$3,041,711

COST OF SALES	950,472	507,927	2,063,499

GROSS PROFIT	325,031	277,705	978,212

OTHER OPERATING EXPENSES:
Research and development	2,122,383	1,561,142	10,768,050
General and administrative	2,864,548	2,050,981	10,764,484
Total other operating expenses	4,986,931	3,612,123	21,532,534

LOSS FROM OPERATIONS	(4,661,900)	(3,334,418)	(20,554,322)

OTHER INCOME (EXPENSES):
Interest expense	(50,370)	(58,475)	(1,495,273)
Intrinsic value of convertible debt and non-detachable warrants and debt discount amortization	(1,953,084)	-	(2,453,084)
Interest income	15,974		15,974
Amortization of deferred financing fees	(333,255)	(22,954)	(356,209)
Sale of option to Orchid Biosciences	-	-	353,090
Loss on disposal of investments	-	-	(349,006)
Loss on derivative contracts, net	(1,610,905)	-	(1,610,905)
Stock based settlement expense	-	-	(152,437)
Foreign currency loss	(7,060)	-	(7,060)
Other expenses	(115,252)	(319,135)	(481,157)
Total other income (expenses) - net	(4,053,952)	(400,564)	(6,536,067)

NET LOSS	$(8,715,852)	$(3,734,982)	$(27,090,389)

NET LOSS PER SHARE - Basic and Diluted	$(0.09)	$(0.11)	$(0.84)

SHARES USED IN COMPUTING NET LOSS PER SHARE - Basic and Diluted	93,531,222	35,373,731	32,353,028

See notes to consolidated financial statements

DNAPrint Genomics, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(A Development Stage Enterprise)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCES, DECEMBER 10, 1998	-	$-	1,470,050	$14,701
Stock issued for acquisition of DNAPrint Genomics, Inc. (FL) in Pooling of Interests	-	-	9,600,000	96,000
Common stock issued for reorganization/court order at $0.47 per share	-	-	6,250,000	62,500
Adjustment due to subsidiaries liquation in bankruptcy	-	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-
BALANCES, DECEMBER 31, 1999	-	-	17,320,050	173,201
Stock issued for advertising and marketing services at $0.40 per share	-	-	400,000	4,000
Increases in stock issued for acquisition of land at $1.33 per share	-	-	1,500,000	15,000
Net loss for the year ended December 31, 2000	-	-	-	-
Unrealized loss on securities	-	-	-	-
Subscription receivable payments	-	-	-	-
Deferred stock compensation related to stock option grants	-	-	-	-
Dividend paid in common stock of Heroes, Inc.	-	-	-	-
BALANCES, DECEMBER 31, 2000	-	-	19,220,050	192,201
Common stock issuances:	-	-	-	-
Via 506 Private Placement at $1.00 per share	-	-	716,200	7,162
For consulting services at $1.00 per share	-	-	40,000	400
Through funding agreement with TBFI at $1.00 per share	-	-	390,831	3,908
From exercise of nonqualified stock options at $1.22 per share	-	-	562,500	5,625
For bankruptcy settlements at $0..40 per share	-	-	534,788	5,348
Loss on investment	-	-	-	-
Recovery of subscription receivables	-	-	-	-
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-
BALANCES, DECEMBER 31, 2001	-	-	21,464,369	214,644
Common stock issuances:
Via 506 Private Placement at $0.36 per share	-	-	69,444	694
For consulting services at $0.80 per share	-	-	2,500	25
For consulting services at $1.26 per share	-	-	2,103	21
For consulting services at $1.34 per share	-	-	2,500	25
From exercise of nonqualified stock options at $0.97 per share	-	-	127,778	1,278
From exercise of nonqualified stock options at $1.18 per share	-	-	125,000	1,250
From exercise of employee stock options	-	-	47,249	472
For settlement of related party notes payable at $1.26 per share	-	-	727,368	7,274
Per settlement agreement with TBFI	-	-	-	-
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	-
BALANCES, DECEMBER 31, 2002	-	-	22,568,311	225,683
(Continued)

(Continued)
	Additional	Common	Stock		Deferred
	Paid in	Stock	Subscription	Prepaid	Stock
	Capital	Subscribed	Receivable	Warrants	Compensation
BALANCES, DECEMBER 10, 1998	$5,256,690	$-	$-	$-	$-
Stock issued for acquisition of DNAPrint Genomics, Inc. (FL) in Pooling of Interests	904,000	-	(1,000,000)	-	-
Common stock issued for reorganization/court order at $0.47 per share	2,874,980	-	-	-	-
Adjustment due to subsidiaries liquation in bankruptcy	-	-	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	-
BALANCES, DECEMBER 31, 1999	9,035,670	-	(1,000,000)	-	-
Stock issued for advertising and marketing services at $0.40 per share	156,000	-	-	-	-
Increases in stock issued for acquisition of land at $1.33 per share	1,985,000	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-
Unrealized loss on securities	-	-	-	-	-
Subscription receivable payments	-	-	539,500	-	-
Deferred stock compensation related to stock option grants	731,450	-	-	-	(731,450)
Dividend paid in common stock of Heroes, Inc.	-	-	-	-	-
BALANCES, DECEMBER 31, 2000	11,908,120	-	(460,500)	-	(731,450)
Common stock issuances:	-	-	-	-	-
Via 506 Private Placement at $1.00 per share	709,038	-	-	-	-
For consulting services at $1.00 per share	39,600	-	-	-	-
Through funding agreement with TBFI at $1.00 per share	386,923	-	-	-	-
From exercise of nonqualified stock options at $1.22 per share	681,250	-	-	-	-
For bankruptcy settlements at $0.40 per share	208,568	-	-	-	-
Loss on investment	-	-	-	-	-
Recovery of subscription receivables	-	-	460,500	-	-
Deferred stock compensation related to stock option grants	22,100	-	-	-	(22,100)
Amortization of deferred stock compensation	-	-	-	-	219,530
Net loss for the year ended December 31, 2001	-	-	-	-	-
BALANCES, DECEMBER 31, 2001	13,955,599	-	-	-	(534,020)
Common stock issuances:
Via 506 Private Placement at $0.36 per share	24,306	-	-	-	-
For consulting services at $0.80 per share	1,975	-	-	-	-
For consulting services at $1.26 per share	2,628	-	-	-	-
For consulting services at $1.34 per share	3,325	-	-	-	-
From exercise of nonqualified stock options at $0.97 per share	122,221	-	-	-	-
From exercise of nonqualified stock options at $1.18 per share	146,250	-	-	-	-
From exercise of employee stock options	(472)	-	-	-	-
For settlement of related party notes payable at $1.26 per share	909,209	-	-	-	-
Per settlement agreement with TBFI	34,200	-	-	-	-
Deferred stock compensation related to stock option grants	171,800	-	-	-	(171,800)
Amortization of deferred stock compensation	-	-	-	-	269,694
Net loss for the year ended December 31, 2002	-	-	-	-	-
BALANCES, DECEMBER 31, 2002	15,371,041	-	-	-	(436,126)

(Continued)

(Continued)
	Deficit	Deficit
	incurred	accumulated	Accumulated
	prior	during the	Other
	development	Comprehensive	Comprehensive
	stage	stage	Income	Total
BALANCES, DECEMBER 10, 1998	$(7,427,422)	$(44,244,627)	$222,443	$(46,178,215)
Stock issued for acquisition of DNAPrint Genomics, Inc. (FL) in Pooling of Interests	-	-	-	-
Common stock issued for reorganization/court order at $0.47 per share	-	-	-	2,937,480
Adjustment due to subsidiaries liquation in bankruptcy	-	63,355,809	-	63,355,809
Net loss for the year ended December 31, 1999	-	(20,061,513)	-	(20,061,513)
BALANCES, DECEMBER 31, 1999	(7,427,422)	(950,331)	222,443	53,561
Stock issued for advertising and marketing services at $0.40 per share	-	-	-	160,000
Increases in stock issued for acquisition of land at $1.33 per share	-	-	-	2,000,000
Net loss for the year ended December 31, 2000	-	(191,789)	-	(191,789)
Unrealized loss on securities	-	-	(197,298)	(197,298)
Subscription receivable payments	-	-	-	539,500
Deferred stock compensation related to stock option grants	-	-	-	-
Dividend paid in common stock of Heroes, Inc.	-	(1,988,228)	-	(1,988,228)
BALANCES, DECEMBER 31, 2000	(7,427,422)	(3,130,348)	25,145	375,746
Common stock issuances:
Via 506 Private Placement at $1.00 per share	-	-	-	716,200
For consulting services at $1.00 per share	-	-	-	40,000
Through funding agreement with TBFI at $1.00 per share	-	-	-	390,831
From exercise of nonqualified stock options at $1.22 per share	-	-	-	686,875
For bankruptcy settlements at $0.40 per share	-	-	-	213,916
Loss on investment	-	-	(25,145)	(25,145)
Recovery of subscription receivables	-	-	-	460,500
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	219,530
Net loss for the year ended December 31, 2001	-	(2,593,906)	-	(2,593,906)
BALANCES, DECEMBER 31, 2001	(7,427,422)	(5,724,254)	-	484,547
Common stock issuances:
Via 506 Private Placement at $0.36 per share	-	-	-	25,000
For consulting services at $0.80 per share	-	-	-	2,000
For consulting services at $1.26 per share	-	-	-	2,649
For consulting services at $1.34 per share	-	-	-	3,350
From exercise of nonqualified stock options at $0.97 per share	-	-	-	123,499
From exercise of nonqualified stock options at $1.18 per share	-	-	-	147,500
From exercise of employee stock options	-	-	-	-
For settlement of related party notes payable at $1.26 per share	-	-	-	916,483
Per settlement agreement with TBFI	-	-	-	34,200
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	269,694
Net loss for the year ended December 31, 2002	-	(3,113,624)	-	(3,113,624)
BALANCES, DECEMBER 31, 2002	(7,427,422)	(8,837,878)	-	(1,104,702)

(Continued)

(Continued)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Common stock issuances:
For settlement of related party notes payable and interest at $0.64	-	-	865,399	8,654
For settlement of related party notes payable and interest at $0.64	-	-	403,362	4,034
For settlement of related party notes payable and interest at $1.48	-	-	135,502	1,355
For settlement of related party notes payable and interest at $1.44	-	-	404,630	4,046
For consulting services at $0.60 per share	-	-	139,043	1,391
For consulting services at $.096 per share	-	-	16,686	167
For consulting and scientific advisory board services at $1.47 per share	-	-	13,497	135
For scientific advisory board services at $.095 per share	-	-	5,000	50
For accounting services at $0.52 per share	-	-	4,208	42
For legal services at $1.35 per share	-	-	2,917	29
For legal services at $1.54 per share	-	-	3,539	35
For legal services at $1.28 per share	-	-	3,180	32
For legal services at $1.01 per share	-	-	2,990	30
For legal services at $0.97 per share	-	-	6,404	64
For consulting services at $0.63 per share	-	-	6,729	67
For legal services at $0.55 per share	-	-	42,196	422
For consulting services at $0.99	-	-	32,608	326
From exercise of nonqualified stock options at $.058 per share	-	-	294,118	2,941
From exercise of nonqualified stock options at $2.70 per share	-	-	208,333	2,083
From exercise of nonqualified stock options at $2.20 per share	-	-	208,333	2,083
From exercise of nonqualified stock options at $1.44 per share	-	-	151,515	1,515
From exercise of nonqualified stock options at $1.22 per share	-	-	161,290	1,613
Via 506 private placement at $0.30 per share	-	-	33,333	333
Via 506 private placement at $0.29 per share	-	-	138,889	1,389
For settlement with TBFI. at $1.64 per share	-	-	238,183	2,382
Conversion of debt to common stock and exercise of non-detachable warrants	-	-	104,737	1,048
Amortization of deferred stock compensation	-	-	-	-
Deferred stock compensation costs	-	-	-	-
Stock options cancelled	-	-	-	-
Common stock subscribed	-	-	-	-
Intrinsic value of convertible debt and warrants	-	-	-	-
Stock issuance costs	-	-	-	-
Warrants issued for stock issuance costs	-	-	-	-
Net loss for the year ended December 31, 2003	-	-	-	-
BALANCES, DECEMBER 31, 2003	-	-	26,194,932	261,949
Common stock issuances:
Stock issued that was subscribed in the prior year	-	-	5,768,315	57,683
For accrued expenses at $0.55 per share	-	-	76,118	761
For consulting services and accrued expenses at $1.12 per share	-	-	250,000	2,500
For consulting services at $0.60 per share	-	-	2,500	25
For consulting services at $0.84 per share	-	-	2,500	25
For consulting services at $0.20 per share	-	-	-	-
For consulting services at $0.40 per share	-	-	-	-
For consulting services at $0.40 per share	-	-	9,771	98
Conversion of debt to common stock and exercise of $20.00 per share non-detachable warrants	-	-	14,642,827	146,428
Exercise of options	-	-	9,250	93
Prepaid monies for future exercise of warrants	-	-	-	-
Preferred stock Series A issued to investors	40,000	400	-	-
Stock options cancelled	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-
Stock issuance costs	-	-	-	-
Warrants issued for stock issuance costs	-	-	-	-
Net loss for the year ended December 31, 2004	-	-	-	-
BALANCE DECEMBER 31, 2004	40,000	400	46,956,213	469,562

(Continued)

(Continued)	Additional	Common	Stock		Deferred
	Paid in	Stock	Subscription	Prepaid	Stock
	Capital	Subscribed	Receivable	Warrants	Compensation
Common stock issuances:
For settlement of related party notes payable and interest at $064	545,201	-	-	-	-
For settlement of related party notes payable and interest at $0.64	254,117	-	-	-	-
For settlement of related party notes payable and interest at $1.48	199,188	-	-	-	-
For settlement of related party notes payable and interest at $1.44	578,621	-	-	-	-
For consulting services at $0.60 per share	82,035	-	-	-	-
For consulting services at $0.95 per share	15,835	-	-	-	-
For consulting and scientific advisory board services at $1.47 per share	19,697	-	-	-	-
For scientific advisory board services at $0.95 per share	4,700	-	-	-	-
For accounting services at $0.52 per share	2,157	-	-	-	-
For legal services at $1.35 per share	3,914	-	-	-	-
For legal services at $1.54 per share	5,429	-	-	-	-
For legal services at $1.28 per share	4,051	-	-	-	-
For legal services at $1.01 per share	2,990	-	-	-	-
For legal services at $0.97 per share	6,135	-	-	-	-
For consulting services at $0.63 per share	4,155	-	-	-	-
For legal services at $0..55 per share	22,583	-	-	-	-
For consulting services at $0.99	31,977	-	-	-	-
From exercise of nonqualified stock options at $0.58 per share	167,647	-	-	-	-
From exercise of nonqualified stock options at $2.70 per share	560,417	-	-	-	-
From exercise of nonqualified stock options at $2.20 per share	456,250	-	-	-	-
From exercise of nonqualified stock options at $1.44 per share	216,667	-	-	-	-
From exercise of nonqualified stock options at $1.22 per share	195,161	-	-	-	-
Via 506 private placement at $0.30 per share	9,667	-	-	-	-
Via 506 private placement at $0.29 per share	38,611	-	-	-	-
For settlement with TBFI. at $1.64 per share	388,238	-	-	-	-
Conversion of debt to common stock and exercise of non-detachable warrants	78,952	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-	1,378,637
Deferred stock compensation costs	-	-	-	-	(1,848,750)
Stock options cancelled	(170,883)	-	-	-	170,883
Common stock subscribed	2,932,804	57,683	-	-	-
Intrinsic value of convertible debt and warrants	500,000	-	-	-	-
Stock issuance costs	(173,523)	-	-	-	-
Warrants issued for stock issuance costs	80,000	-	-	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	-
BALANCES, DECEMBER 31, 2003	22,433,834	57,683	-	-	(735,356)
Common stock issuances:			-	-
Stock issued that was subscribed in the prior year	-	(57,683)	-	-	-
For accrued expenses at $0.55 per share	41,104	-	-	-	-
For consulting services and accrued expenses at $1.12 per share	277,500	-	-	-	-
For consulting services at $0.60 per share	1,475	-	-	-	-
For consulting services at $0.84 per share	2,075	-	-	-	-
For consulting services at $0.20 per share	2,381	125	-	-	-
For consulting services at $0.40 per share	3,053	78	-	-	-
For consulting services at $0.40 per share	3,779	-	-	-	-
Conversion of debt to common stock and exercise of $20.00 per share non-detachable warrants	4,329,067	4,505	-	(90,000)	-
Exercise of options	(93)	-	-	-	-
Prepaid monies for future exercise of warrants	-	-	-	345,000	-
Preferred stock Series A issued to investors	399,600	-	-	-	-
Stock options cancelled	(19,950)	-	-	-	19,950
Amortization of deferred stock compensation	-	-	-	-	689,335
Stock issuance costs	(489,335)	-	-	-	-
Warrants issued for stock issuance costs	197,633	-	-	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	-
BALANCE DECEMBER 31, 2004	27,182,123	4,708	-	255,000	(26,071)

(Continued)

(Continued)	Deficit	Deficit
	incurred	accumulated	Accumulated
	prior	during the	Other
	development	Comprehensive	Comprehensive
	stage	stage	Income	Total
Common stock issuances:
For settlement of related party notes payable and interest at $064	-	-	-	553,855
For settlement of related party notes payable and interest at $0.64	-	-	-	258,151
For settlement of related party notes payable and interest at $1.48	-	-	-	200,543
For settlement of related party notes payable and interest at $1.44	-	-	-	582,667
For consulting services at $0.60 per share	-	-	-	83,426
For consulting services at $0.96 per share	-	-	-	16,002
For consulting and scientific advisory board services at $1.47 per share	-	-	-	19,832
For scientific advisory board services at $0.95 per share	-	-	-	4,750
For accounting services at $0.52 per share	-	-	-	2,199
For legal services at $1.35 per share	-	-	-	3,943
For legal services at $1.54 per share	-	-	-	5,464
For legal services at $1.28 per share	-	-	-	4,083
For legal services at $1.01 per share	-	-	-	3,020
For legal services at $0.97 per share	-	-	-	6,199
For consulting services at $0.63 per share	-	-	-	4,222
For legal services at $0.55 per share	-	-	-	23,005
For consulting services at $0.99	-	-	-	32,303
From exercise of nonqualified stock options at $0.58 per share	-	-	-	170,588
From exercise of nonqualified stock options at $2.70 per share	-	-	-	562,500
From exercise of nonqualified stock options at $2.20 per share	-	-	-	458,333
From exercise of nonqualified stock options at $1.44 per share	-	-	-	218,182
From exercise of nonqualified stock options at $1.22 per share	-	-	-	196,774
Via 506 private placement at $0.30 per share	-	-	-	10,000
Via 506 private placement at $0.29 per share	-	-	-	40,000
For settlement with TBFI. at $1.64 per share	-	-	-	390,620
Conversion of debt to common stock and exercise of non-detachable warrants	-	-	-	80,000
Amortization of deferred stock compensation	-	-	-	1,378,637
Deferred stock compensation costs	-	-	-	(1,848,750)
Stock options cancelled	-	-	-	-
Common stock subscribed	-	-	-	2,990,487
Intrinsic value of convertible debt and warrants	-	-	-	500,000
Stock issuance costs	-	-	-	(173,523)
Warrants issued for stock issuance costs	-	-	-	80,000
Net loss for the year ended December 31, 2003	-	(7,789,905)	-	(7,789,905)
BALANCES, DECEMBER 31, 2003	(7,427,422)	(16,627,783)	-	(2,037,095)
Common stock issuances:
Stock issued that was subscribed in the prior year	-	-	-	-
For accrued expenses at $0.55 per share	-	-	-	41,865
For consulting services and accrued expenses at $1.12 per share	-	-	-	280,000
For consulting services at $0.60 per share	-	-	-	1,500
For consulting services at $0.84 per share	-	-	-	2,100
For consulting services at $0.20 per share	-	-	-	2,506
For consulting services at $0.40 per share	-	-	-	3,131
For consulting services at $0.40 per share	-	-	-	3,877
Conversion of debt to common stock and exercise of 20.00 per share non-detachable warrants	-	-	-	4,390,000
Exercise of options	-	-	-	-
Prepaid monies for future exercise of warrants	-	-	-	345,000
Preferred stock Series A issued to investors	-	-	-	400,000
Stock options cancelled	-	-	-	-
Amortization of deferred stock compensation	-	-	-	689,335
Stock issuance costs	-	-	-	(489,335)
Warrants issued for stock issuance costs	-	-	-	197,633
Net loss for the year ended December 31, 2004	-	(3,734,982)	-	(3,734,982)
BALANCE DECEMBER 31, 2004	(7,427,422)	(20,362,765)	-	95,535
(Continued)

(Continued)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Net loss for the year ended December 31, 2005	-	-	-	-
Foreign currency translation losses	-	-	-	-
Comprehensive loss
Common stock issuances:
For stock that was issuable at prior yearend	-	-	470,815	4,709
For shares issued for compensation at $.014 per share	-	-	2,928,043	29,280
For shares issued for investor relations services at $.017 per share	-	-	2,000,000	20,000
For shares issued for consulting at $.018 per share	-	-	-	-
For shares issued for consulting at $.021 per share	-	-	254,788	2,548
For shares issued for consulting at $.022 per share	-	-	454,966	4,550
For shares issued for investor relations services at $.060 per share	-	-	2,000,000	20,000
For shares issued for consulting at $.120 per share	-	-	24,315	243
For shares issued for consulting at $.203 per share	-	-	26,394	264
For Kenna Technologies, Inc. acquisition at $.015	-	-	1,499,998	15,000
For assets acquired from Ellipsis Biotherapeutics, Inc. at $0.023	-	-	6,500,000	65,000
For Trace Genetics, Inc. acquisition at $0.216	-	-	1,250,000	12,500
For the conversion of preferred stock	(25,278)	(253)	2,499,364	24,994
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-	-	86,686,596	866,866
Dutchess shares issued through put agreement	-	-	78,912,356	789,124
Dutchess shares issued in conjunction with note	-	-	3,750,000	37,500
Amortization of deferred stock compensation and consulting -		-	-	-
Stock issuance costs			-	-
Intrinsic value of convertible debt and warrants	-	-	-	-
Warrants issued for stock issuance costs	-	-	-	-
Warrants issued for Trace Genetics, Inc. acquisition	-	-	-	-
Warrants issued for consulting	-	-	-	-
Conversion feature of preferred stock reclassified to a liability due to indeterminate shares from a derivative	-	-	-	-
Conversion feature of convertible debt reclassified to a liability due to indeterminate shares from a derivative	-	-	-	-
Warrants outstanding classified as a liability due to indeterminate shares from a derivative	-	-	-	-
BALANCE DECEMBER 31, 2005	14,722	$147	236,213,848	$2,362,140
(Continued)

(Continued)
	Additional	Common	Stock		Deferred
	Paid in	Stock	Subscription	Prepaid	Stock
	Capital	Subscribed	Receivable	Warrants	Compensation
Net loss for the year ended December 31, 2005	-	-	-	-	-
Foreign currency translation losses	-	-	-	-	-
Comprehensive loss	-	-	-	-	-
	-	-	-	-	-
Common stock issuances:	-	-	-	-	-
For stock that was issuable at prior yearend	-	(4,709)	-	-	-
For shares issued for compensation at $.014 per share	12,590	-	-	-	-
For shares issued for investor relations services at $.017 per share	14,000	-	-	-	(34,000)
For shares issued for consulting at $.018 per share	19	25	-	-	-
For shares issued for consulting at $.021 per share	2,856	25	-	-	-
For shares issued for consulting at $.022 per share	11,198	4,972	-	-	-
For shares issued for investor relations services at $.060 per share	100,000	-	-	-	(120,000)
For shares issued for consulting at $.120 per share	2,674	-	-	-	-
For shares issued for consulting at $.203 per share	5,090	-	-	-	-
For Kenna Technologies, Inc. acquisition at $.015	7,500	-	-	-	-
For assets acquired from Ellipsis Biotherapeutics, Inc. at $0.023	84,500	-	-	-	-
For Trace Genetics, Inc. acquisition at $0.216	257,500	-	-	-	-
For the conversion of preferred stock	(24,741)	-	-	-	-
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	2,156,556	578	-	(135,000)	-
Dutchess shares issued through put agreement	1,023,636	-	-	-	-
Dutchess shares issued in conjunction with note	(37,500)	-	-	-	-
Amortization of deferred stock compensation and consulting -		-	-	-	320,033
Stock issuance costs	(404,246)	-	-	-	-
Intrinsic value of convertible debt and warrants	250,000	-	-	-	-
Warrants issued for stock issuance costs	108,371	-	-	-	-
Warrants issued for Trace Genetics, Inc. acquisition	48,283	-	-	-	-
Warrants issued for consulting	139,030	-	-	-	(234,336)
Conversion feature of preferred stock reclassified to a liability due to indeterminate shares from a derivative	(513,347)	-	-	-	-
Conversion feature of convertible debt reclassified to a liability due to indeterminate shares from a derivative	(54,590)	-	-	-	-
Warrants outstanding classified as a liability due to indeterminate shares from a derivative	(348,568)	-	-	-	-
BALANCE DECEMBER 31, 2005	$30,022,934	$5,599	$-	$120,000	$(94,374)

(Continued)

(Continued)	Deficit	Deficit
	incurred	accumulated	Accumulated
	prior	during the	Other
	development	Comprehensive	Comprehensive
	stage	stage	Income	Total
Net loss for the year ended December 31, 2005		(8,715,852)		(8,715,852)
Foreign currency translation losses	-	-	(541)	(541)
Comprehensive loss	-	-		(8,716,393)

Common stock issuances:	-	-
For stock that was issuable at prior yearend	-	-	-	-
For shares issued for compensation at $.014 per share	-	-	-	41,870
For shares issued for investor relations services at $.017 per share	-	-	-	-
For shares issued for consulting at $.018 per share	-	-	-	44
For shares issued for consulting at $.021 per share	-	-	-	5,429
For shares issued for consulting at $.022 per share	-	-	-	20,720
For shares issued for investor relations services at $.060 per share	-	-	-	-
For shares issued for consulting at $.120 per share	-	-	-	2,917
For shares issued for consulting at $.203 per share	-	-	-	5,354
For Kenna Technologies, Inc. acquisition at $.015	-	-	-	22,500
For assets acquired from Ellipsis Biotherapeutics, Inc. at $0.023	-	-	-	149,500
For Trace Genetics, Inc. acquisition at $0.216	-	-	-	270,000
For the conversion of preferred stock	-	-	-	-
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-	-	-	2,889,000
Dutchess shares issued through put agreement	-	-	-	1,812,760
Dutchess shares issued in conjunction with note	-	-	-	-
Amortization of deferred stock compensation and consulting		-	-	320,033
Stock issuance costs	-	-	-	(404,246)
Intrinsic value of convertible debt and warrants	-	-	-	250,000
Warrants issued for stock issuance costs	-	-	-	108,371
Warrants issued for Trace Genetics, Inc. acquisition	-	-	-	48,283
Warrants issued for consulting	-	-	-	(95,306)
Conversion feature of preferred stock reclassified to a liability due to indeterminate shares from a derivative	-	-	-	(513,347)
Conversion feature of convertible debt reclassified to a liability due to indeterminate shares from a derivative	-	-	-	(54,590)
Warrants outstanding classified as a liability due to indeterminate shares from a derivative	-	-	-	(348,568)
BALANCE DECEMBER 31, 2005	$(7,427,422)	$(29,078,617)	$(541)	$(4,090,134)

See notes to consolidated financial statement

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period December 10, 1998 (Date of Inception) through December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,715,852)	$(3,734,982)	$(27,090,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,077	182,774	895,768
Provision for bad debts	-	-	11,738
Impairment of assets	-	-	254,434
Loss on disposal of investments	-	-	11,772
Loss on disposal of property and equipment	-	-	5,039
Loss on foreign currency transaction	7,060	-	7,060
Loss on derivative contracts, net	1,610,905	-	1,610,905
Amortization of deferred stock compensation and consulting	320,033	689,335	1,672,823
Amortization of deferred compensation	-	179,691	919,792
Amortization of deferred financing fees	333,255	22,954	356,209
Common stock issued for interest expense on related party notes payable	-	-	1,300,378
Common stock issued for reorganization/court order	-	-	343,000
Common stock issued for services	76,334	27,114	2,340,116
Common stock issued for bankruptcy settlement	-	-	28,080
Stock issued for settlement	-	-	152,437
Intrinsic value of convertible debt and non-detachable warrants and amortization of debt discount	1,953,084	-	2,453,084
Stock-based compensation	-	-	1,943,906
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in receivables	(10,651)	(34,263)	259,736
(Increase) decrease in inventory	(222,858)	(65,279)	(288,137)
Decrease (increase) in prepaid expenses and other assets	41,094	(65,009)	(1,072,093)
Increase in accounts payable, deferred revenues and accrued liabilities	777,642	(966,760)	2,138,861
NET CASH USED IN OPERATING ACTIVITIES	(3,605,877)	(3,764,425)	(11,745,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(123,596)	(56,969)	(956,094)
Loan to Biofrontera	-	(193,683)	(193,683)
Investment in Biofrontera	(2,274,702)	-	(2,274,702)
Payoff of Biofrontera loan	202,380	-	202,380
Proceeds from disposal of property and equipment	-	-	10,100
Net bankruptcy adjustment	-	-	511,274
NET CASH USED IN INVESTING ACTIVITIES	(2,195,918)	(250,652)	(2,700,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	-	1,487,036
Proceeds from settlement with Tampa Bay Financial	-	-	272,383
Advances from Tampa Bay Financial, net	-	-	384,581
Proceeds from issuance of common stock, net of issuance costs	4,463,225	4,348,718	10,782,415
Proceeds from issuance of Series A preferred stock, net of stock issuance costs	-	272,535	272,535
Prepayment for future warrant exercises	(135,000)	255,000	120,000
Proceeds from convertible debenture and notes payable, net of costs	4,102,995	-	4,602,995
Repayment of notes payable	(1,559,991)	-	(1,559,991)
Repayment of notes payable, related parties	(33,634)	(83,009)	(467,443)
Collections from stock subscriptions	-	-	836,960
Principal payments on capital lease obligations	(207,629)	(65,553)	(478,559)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,629,966	4,727,691	16,252,912
Effect of exchange rate changes on cash	(60)	-	(60)
NET INCREASE IN CASH AND CASH EQUIVALENTS	828,111	712,614	1,806,646
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	978,535	265,921	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,806,646	$978,535	$1,806,646
(Continued)

	For the year ended December 31, 2005		For the year ended December 31, 2004	For the Period December 10, 1998 (date of inception) to December 31, 2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Approximate Interest Paid		$34,104	$40,366	$127,770
Income taxes paid		$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscription receivable arising from acquisition of DNAPrint Genomics, Inc. (Florida)		$-	$-	$1,000,000
Common stock issued for related party notes payable		$-	$-	$1,211,322
Unrealized loss on long-term investments		$-	$-	$(222,443)
Common stock issued for land subsequently swapped for investment in Heroes, Inc		$-	$-	$2,000,000
Dividend paid in stock of Heroes, Inc.		$-	$-	$(1,988,228)
Common stock issued for reorganization /court order arising from conversion of claim to stock		$-	$-	$(2,905,500)
Conversion of Tampa Bay Financial advances to stock		$-	$-	$453,331
Equipment leased under capital lease		$217,500	$223,762	$701,167
Deferred compensation on grants of stock options		$-	$-	$925,350
Deferred compensation reduced for stock options cancelled		$-	$(19,950)	$(190,833)
Stock to be issued for deferred compensation		$-	$-	$2,588,250
Common stock issued for satisfaction of accrued expenses		$-	$307,865	$307,865
Warrants issued for stock issuance costs, notes payable fees and consulting		$1,083,047	$197,633	$1,360,680
Debenture converted into common stock		$189,000	$280,000	$499,000
Intrinsic value of convertible debt and non-detachable warrants and debt discount		$6,070,000	$-	$6,070,000
Acquisition of Trace Genetics, Inc, Kenna Technologies, Inc. and the assets of Ellipsis Biotherapeutics, Inc. for common stock and warrants		$490,283	$-	$490,283
Preferred stock issued for satisfaction of accrued expenses		$253	$-	$253
Preferred stock issued for satisfaction of accrued expenses	$		$110,000	$110,000
Derivative liability for warrants, convertible feature of preferred stock and convertible feature for certain convertible debt reclassed from equity due to SFAS 133 derivative indeterminate shares		$916,505	$-	$916,505
See notes to consolidated financial statements

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DNAPrint Genomics, Inc. (“DNAP Utah”), which was organized for the purpose of investing in all forms of investments, was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint Genomics, Inc. a Florida corporation (“DNAP Florida”) through the issuance of 9,600,000 shares of its common stock which was accounted for as a pooling of interests. DNAP Florida specializes in the research and development of genomic products and provides scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. On June 17, 2005, we acquired Trace Genetics, Inc. (“Trace Genetics”). DNAP Florida and Trace Genetics specialize in the research and development of genomic products and provide scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine. On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. (“Kenna”). Kenna develops software and related technologies for building computational models that mimic complex biological systems. On November 30, 2005, we acquired certain assets of a Canadian company which are used in our drug and diagnostic discovery business. We formed Ellipsis Biotherapeutics Corporation (“Ellipsis”) a Toronto-based corporation to acquire these assets. As a result of these acquisitions, the accompanying consolidated financial statements include the accounts of DNAP Utah and all of its wholly-owned operating subsidiaries (collectively referred to as “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation.

DNAPrint Genomics, Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7. We continue to devote substantially all of our efforts in initiating and developing our planned principal operations. While sales of our ancestry, forensic, paternity services and our genotyping services are increasing, our pharmacogenomics products are still in development.

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

Financial Instruments

Our financial instruments include cash, receivables, current assets, current liabilities and notes payables. We believe the estimated fair value of such financial instruments at December 31, 2005 approximate their carrying value as reflected in the consolidated balance sheets due to their short-term nature. It is not practicable for us to estimate the fair value of our convertible debentures as there are not currently any quoted market prices available. We are in development stage and it is difficult to get debt financing. In addition, these debentures have a convertible feature. Thus it is difficult to determine the fair value. The carrying amount for these convertible debentures at December 31, 2005 is $911,000.

Accounts Receivable

Accounts receivable consist of ancestry, forensic, and genotyping services to our distributors and genotyping customers. We generally require prepayment for ancestry services, and perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $8,740 at December 31, 2005 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and receivables. With respect to cash and cash equivalents, we maintained all of our cash and cash equivalents in deposit accounts with three financial institutions in the United States, which deposit accounts at times may exceed federally insured limits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2005, we had a receivable from a distributor which was 18% and another receivable from a customer of 12% of our outstanding accounts receivable balance. We also had sales of 21% and 12% to two customers during 2005.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market. At December 31, 2005, inventory consisted of $298,685 of raw material.

Property and Equipment

Property and equipment are recorded at historical cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation is provided primarily using the straight-line method over the assets’ estimated useful lives of two to five years. Amortization of leasehold improvements, included with depreciation, is computed using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively.

Long Lived Assets

We periodically review our long-lived assets for indications of impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. There was no impairment of long-lived assets during the year ended December 31, 2005 and 2004.

Research & Development

Research and Development (“R&D”) expenses are fully charged to the consolidated statements of operations when incurred. We do not perform R&D for other entities. We do have consulting arrangements which provides added depth to our team. These arrangements are typically based upon a fee paid monthly or quarterly. We also purchase samples that we use in our testing, and these samples are expensed when purchased. Direct materials and laboratory supplies are charged to R&D at the time they are used in R&D. Our R&D costs also include salaries and related personnel expenses, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Valuation allowances have been established against our deferred tax assets due to uncertainties in our ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. We have not recognized an income tax benefit for our operating losses generated during 2005 and 2004 based on uncertainties concerning our ability to generate taxable income in future periods. There was no income tax receivable or payable at December 31, 2005 and 2004. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

Advertising costs, which approximated $202,105 and $24,585, respectively, for the years ended December 31, 2005 and 2004, are expensed as they are incurred.

Stock-Based Compensation

We account for equity instruments (except stock options) issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to non-employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. We recognize as expense the fair value of all stock-based awards to employees on the date of grant and to non-employees based upon the measurement date. The amount related to the value of the stock awards is amortized on a straight-line basis over the required service periods.

For all stock option awards to employees and board of directors, we have elected to apply the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation - transition and disclosure”, an amendment of SFAS No. 123 for the years ended December 31, 2005 and 2004:

	2005	2004
Net loss as reported	$8,715,852	$3,734,982
Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	1,942,225	211,777
Pro forma net loss	$10,658,077	$3,946,759
Loss per share basic and diluted:
As reported	$0.09	$0.11
Pro forma	$0.11	$0.11
See Note I, for additional disclosure and discussion of our option plan and option activity.

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, our notes outstanding with Dutchess have certain derivatives such as:

•	embedded conversion features that are indexed to our common stock (if we were to default on the notes)
•	shares that were issued as incentive shares which are classified as liabilities when physical or net-share settlement is not within our control and
•	embedded conversion features in the convertible debentures that are indexed to our common stock

In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period with any difference recorded as a gain or loss on derivatives in our Statement of Operations. If any of the derivatives could potentially result in our having indeterminable shares (i.e. from a conversion price that is indexed to our stock), we then are required per Emerging Issues Task Force (“EITF”) 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock to classify all other convertible preferred stock, convertible debt and outstanding warrants (that by their own contract terms were not considered to be a derivative) at fair value as a derivative liability. The initial entry to record the derivative liability for these other convertible preferred stock, convertible debt and outstanding warrants is offset to paid-in capital. At each subsequent reporting period, we continue to record these instruments at fair value with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares. Then these other convertible preferred stock, convertible debt and warrants are reclassified at fair value back to paid-in capital.

Redeemable Instruments

For any shares that were issued under an agreement whereby there are criteria that potentially require net-cash settlement, those shares are recorded at fair value as redeemable instruments. Each reporting period these redeemable instruments are recorded at fair value with any differences being recorded as a gain or loss on derivatives in our Statement of Operations.

Intangible Assets

Intangible assets are comprised of goodwill and other intangibles arising from the Trace Genetics, Inc. acquisition and technology rights from Ellipsis and Kenna acquisitions. We apply SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. SFAS 142 requires, among other things, an annual impairment test for goodwill and intangible assets with indefinite lives. Goodwill is not amortized; however the technology rights we acquired are amortized using the straight-line method over their estimated useful lives.

Investments

We have an investment with less than a 20% ownership interest in a private company over which we do not have the ability to exercise significant influence, and the fair value of which is not readily determinable. This investment is accounted for under the cost method.

Foreign Currency Translation

We have one subsidiary whose functional currency is the Canadian dollar. The translation adjustments (which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement) are recorded on our balance sheet in the accumulated comprehensive loss section of our Stockholders’ Deficit.

We had a loan receivable that was in Euros. This loan was paid in full during 2005. This loan was translated at the exchange rate in effect at each reporting date. Any gain or loss from this foreign currency translation was included in our Statement of Operations for that period.

 Patent Costs

We incur costs to file and prosecute patent applications to protect our intellectual property. Given that we are in our research and development stage, currently the future benefit is unknown, and we are unable to discern if there will be a future benefit related to the patents. Given that the future benefit is unknown, the costs associated with the patent applications are typically expensed in the periods incurred.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” This statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact us by requiring us to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method we currently use. We adopted this SFAS as of January 1, 2006. The adoption of this SFAS does not have an impact on our financial statements through December 31, 2005, but will increase the cost of equity compensation by approximately $12,000 during 2006 related to 600,000 options that are not vested at December 31, 2005. During 2006 the options will be valued at fair value instead of the intrinsic value.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We adopted this SFAS as of January 1, 2006. There is no current impact on our financial statements with the adoption of this SFAS.

In February 2005, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement improves financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. We are required to adopt this SFAS 155 for all financial instruments acquired or issued beginning January 1, 2007. We are reviewing this SFAS to determine the impact on our hybrid financial instruments.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares outstanding as of December 31, 2005 and 2004, which consist of employee stock options, warrants, convertible debenture as well as the issuance of common stock under compensation agreements, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is identical as of December 31, 2005 and 2004 and for the period December 10, 1998 to December 31, 2005. The shares used in computing the net loss per share have been adjusted for the 20 for one reverse stock split.

The following table summarizes our potential common stock equivalents outstanding at December 31, 2005 which may dilute future earnings per share.

Convertible notes **	417,045,130
Convertible preferred stock **	8,959,348
Warrants and options	82,575,889
508,580,367

**The amount of shares the convertible notes and convertible preferred stock was estimated using the conversion price at December 31, 2005. The conversion price varies based upon the price of our common stock. The convertible notes include the conversion of the Dutchess notes in accordance with SFAS 133 for derivative instruments.

Reclassifications

Certain minor reclassifications have been made in the 2004 financial statements to conform to the classifications used in 2005.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $7,577,917 (of which $6,981,306 is from a derivative liability) and deficit accumulated during the development stage of $29,078,617 at December 31, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the put notices to Dutchess, the Dutchess notes which are paid with the puts and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2006. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following at December 31, 2005:

Leased equipment under capital lease	$721,838
Furniture, fixtures and other equipment	1,062,252
Leasehold improvements	171,727
Subtotal	1,955,817
Less accumulated depreciation and amortization	(726,684)
Property and equipment - net	$1,229,133

Accumulated depreciation and amortization includes $67,455 of accumulated depreciation of leased equipment as of December 31, 2005.

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 amounted to $222,626 and $182,774, respectively.

NOTE D - IDENTIFIABLE INTANGIBLE ASSETS

As of December 31, 2005, we had capitalized $57,582 of costs related to technology rights we had acquired in conjunction with the Ellipsis and Kenna acquisitions. We are amortizing the remaining unamortized technology rights over a five-year life.

The technology rights at December 31, 2005 were as follows:

Technology Rights                          $57,582
Accumulated Amortization   (1,451)
                                                                             $56,131

The amortization of the technology rights during 2005 was $1,451. The estimated annual amortization expense is $11,516 for each for the next four years and $10,067 for the fifth year. We have evaluated the technology rights for impairment and believe there is no impairment of these technology rights at December 31, 2005.

We have $269,827 of goodwill and intangibles recorded related to our acquisition of Trace Genetics, Inc. As of December 31, 2005, we are in the process of evaluating the intangibles acquired in the Trace Genetics, Inc. acquisition, thus the purchase price allocation between goodwill and other intangibles has not been finalized and is subject to change.

NOTE E - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

Since our acquisition of DNAP Florida, we have incurred net operating losses for income tax purposes of approximately $26 million. These net operating loss carry forwards expire in various years through the year ended December 31, 2025, however because we have experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carry forwards is not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences is not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of our realization of this benefit.

It will be very difficult for the Company to use the $6.4 million net operating loss related to 1999 because of our bankruptcy proceedings and changes in control, and various other matters.  It is included in the net operating loss above and in the deferred tax asset recorded on our balance sheet with a full valuation against it.

At December 31, 2005, our non-current net deferred income tax assets (assuming an effective income tax rate of approximately 38%) consisted of the following:

Non-current deferred income tax asset:
Net operating loss carry forwards	$9,606,000
Bonus and deferred compensation accrual	264,000
Option expense	275,000
Research credit unused	208,000
Impairment of assets and fixed assets depreciation	121,000
Other	2,000
Total deferred income tax asset	10,476,000
Less valuation allowance	(10,476,000)
Net deferred income tax asset	$ —

Differences between the federal benefit computed at a statutory rate and our effective tax rate and provision are as follows for the years ended December 31, 2005 and 2004:

	2005		2004
Statutory benefit	$(2,962,000)		$(1,269,000)
State tax benefit, net of federal effect	(316,000)		(136,000)
Increase in deferred income tax valuation allowance	2,002,000		1,398,000
Intrinsic value of convertible debt and non-detachable warrants and discount on convertible debt	735,000		-
Derivative losses, net	602,000		-
Non-deductible expenses	38,000		-
Other	(99,000)		700
	$-	$

NOTE F - CONVERTIBLE DEBENTURE

La Jolla Convertible Debenture

On November 25, 2003, we closed on a $500,000, 8% convertible debenture with non-detachable warrants with La Jolla Cove Investors, Inc. (“La Jolla”). We pay interest on a monthly basis with a principal balloon payment due on the extended maturity date of November 25, 2007. Per the agreement, La Jolla shall convert at least 5% of the face value of the debenture each calendar month into common shares of the Company. The number of common stock shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by sixteen, minus the product of the conversion price multiplied by fifteen times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) $0.20 or (ii) 80% of the average of the five lowest daily value weighted average price of our common stock during the twenty trading days prior to La Jolla’s election to convert. We have the right to reject a conversion if the stock price is below $0.50 per share. If we exercise this right, we then are obligated to pay the portion of the debenture the conversion notice was for plus applicable unpaid accrued interest and a premium equal to 10% of those amounts.

Per the agreement, if La Jolla would be deemed the beneficial owner of more than 4.99% of the then outstanding share of our common stock, then La Jolla shall not have the right to convert any portion of this debenture that would exceed 4.99%

The non-detachable warrants must be exercised concurrently with the conversion of debt to common stock by La Jolla. La Jolla has the right to exercise warrants equaling fifteen times the dollar amount of the debenture being converted at an exercise price of $1.00. If La Jolla does not convert at least 5% of the warrants per month, then La Jolla will not be able to collect interest on the debenture for that month. The warrants issued to La Jolla expire on November 25, 2007.

On February 18, 2004, the Convertible debenture and Warrant to Purchase Common Stock agreements were amended. If La Jolla does not convert at least 5% of the face value of the debenture and exercise at least 5% of the warrants in any particular calendar month, La Jolla may wire to us $375,000 less the dollar amount of warrants exercised in that month within five business days of the end of the month. Should La Jolla fail to wire us such funds, La Jolla shall not be entitled to collect interest on the debenture for that month. If breached more than once, then we may terminate the agreements with La Jolla and the debenture becomes due six months thereafter with accrued interest. For any month the minimum payment was required to be paid and was not paid, La Jolla and we agreed in writing for them to not fund the payment.

On June 28, 2005, La Jolla exercised its right to increase its note by $250,000 with the same terms as the previous convertible debenture except the annual interest rate is two percent. This convertible debenture has the same terms and conditions as the initial La Jolla note. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the conversion feature of this debenture is classified as equity. We recorded $250,000 for the intrinsic value associated with the convertible debt and non-detachable warrants which was recorded as a discount to the debt and capitalized $15,000 of deferred financing costs. The debt discount and the deferred financing costs will be amortized to interest expense over the two-year term of the note.

On October 20, 2005, we amended the La Jolla convertible debenture and the warrant granted to La Jolla to confirm that the warrant exercise price remained at $1 per share after the twenty-to-one reverse stock split, the maturity date of the debenture and the expiration date of the warrant was extended to November 25, 2007 and that when La Jolla exercised its option to add $250,000 in principal to the convertible debenture that we granted to La Jolla the right to purchase an additional 3,750,000 shares of our common stock under the warrant.

During December 2004, La Jolla converted $280,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 210,000 shares of our common stock. During 2005, La Jolla converted $189,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 1,467,000 shares of our common stock. See Note I below for a further discussion of this conversion.

La Jolla converted additional debentures into common stock after yearend. See Note N below for additional information on these conversions.

Dutchess June Note

On June 30, 2005, we issued to Dutchess a promissory note in the amount of $1,560,000 for a purchase price of $1,300,000. The note is due and payable in full on January 30, 2006. Other than the $260,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note L below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess 1,250,000 shares of restricted common stock as incentive shares, which were registered in July. The value recorded for these shares was $250,000 at June 30, 2005. These shares have been sold by Dutchess during the fourth quarter. The $65,000 fee was expensed as there was no basis to record as a discount. We also paid $52,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the proceeds from this note were allocated to embedded derivative features indexed to the Company’s common stock which were the convertible feature if the note is in default and the common stock issued as an incentive debenture. See Derivative Liabilities and Redeemable Instruments, below. The resulting discount of $1,560,000 to the debt instrument is being amortized to interest expense over the term of this note using the effective method. Amortization during the year ended December 31, 2005 amounted to $1,560,000 on this note. This note was paid in full at December 31, 2005.

Dutchess August Note

On August 1, 2005, we issued to Dutchess a promissory note in the amount of $840,000 for a purchase price of $700,000. The difference of $140,000 was recorded as a discount on debt and will be amortized to interest expense over the one-year term of the note. The note is due and payable in full on August 1, 2006. Other than the $140,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note L below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 2.5 million shares of restricted common stock as incentive shares. The value recorded for these shares was $225,000 at August 1, 2005 and $52,750 at December 31, 2005 and is recorded as a Redeemable Instrument on our Balance Sheet. The difference of $172,250 was recorded as a gain on derivative contracts. The $65,000 fee was expensed to interest expense as there was no basis to record as a discount. We also paid $28,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the proceeds from this note were allocated to embedded derivative features indexed to the Company’s common stock which were the convertible feature if the note is in default and the common stock issued as an incentive debenture. See Derivative Liabilities and Redeemable Instruments, below. The resulting discount of $840,000 to the debt instrument is being amortized to interest expense over the term of this note using the effective method. Amortization during the year ended December 31, 2005 amounted to $209,066 on this note.

We are required to register the 2.5 million shares of common stock issued to Dutchess in conjunction with the August note in the next registration statement that we file. If we do not, then we must issue 1.5 million additional shares for each time we file a registration statement and do not register the initial 2.5 million shares.

If there is an event of default with either promissory note to Dutchess, Dutchess has the right to convert the remaining principal at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the maturity date. At December 31, 2005, there was no event of default.

Dutchess October Note

On October 21, 2005, we issued to Dutchess a promissory note in the amount of $1,380,000 for a purchase price of $1,150,000. The difference of $230,000 was recorded as a discount on debt and will be amortized to interest expense over the one-year term of the note. The note is due and payable in full on December 31, 2006. Other than the $230,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note L below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on October 21, 2010. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price equal to the lesser of 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or $0.013. The $65,000 fee was expensed to interest expense as there was no basis to record as a discount. We also paid $43,200 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the proceeds from this note were allocated to embedded derivative features indexed to the Company’s common stock which were the convertible feature if the note is in default and the convertible feature of the convertible debenture. See Derivative Liabilities and Redeemable Instruments, below. The resulting discount of $1,380,000 to the debt instrument and the $330,000 to the convertible debenture is being amortized to interest expense over the term of this note using the effective method. Amortization during the year ended December 31, 2005 amounted to $47,275 on this note and $149 on the convertible debenture.

If there is an event of default with either promissory note to Dutchess, Dutchess has the right to convert the remaining principal at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the default date. At December 31, 2005, there was no event of default.

Dutchess December Note

On December 22, 2005, we issued to Dutchess a promissory note in the amount of $1,380,000 for a purchase price of $1,150,000. The difference of $230,000 was recorded as a discount on debt and will be amortized to interest expense over the one-year term of the note. The note is due and payable in full on December 15, 2006. Other than the $230,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note L below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on December 15, 2010. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price equal to the lesser of 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or $0.022. The $65,000 fee was expensed to interest expense as there was no basis to record as a discount. We also paid $43,400 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the proceeds from this note were allocated to embedded derivative features indexed to the Company’s common stock which were the convertible feature if the note is in default and the convertible feature of the convertible debenture. See Derivative Liabilities and Redeemable Instruments, below. The resulting discount of $1,380,000 to the debt instrument and the $330,000 to the convertible debenture is being amortized to interest expense over the term of this note using the effective method. Amortization during the year ended December 31, 2005 amounted to $11,285 on this note and $114 on the convertible debenture.

If there is an event of default with either promissory note to Dutchess, Dutchess has the right to convert the remaining principal at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date. At December 31, 2005, there was no event of default.

Dutchess Security Agreement

All of the Dutchess notes are secured by a security interest in substantially all of our assets. In each of the Dutchess note agreements, at maturity, if there is any unpaid amounts, Dutchess can exercise its right to increase the outstanding amount by ten percent and an additional two and one-half percent per month.

Line of Credit

During May 2005, we renewed our $50,000 line of credit for an additional year. The interest rate is two percent over the Bank of America prime rate. At December 31, 2005, we did not have any outstanding balance on this line of credit.

Debt Maturities

The following is the debt maturities for the next five years for non-related party debt:

2006	$3,600,009
2007	251,000
2008	-
2009	-
2010	660,000
Total debt	4,511,009
Less discounts on debt	(4,116,916)
Current portion	(267,635)
Long term portion of debt	$ 126,458

NOTE G - NOTES PAYABLE TO RELATED PARTIES

At December 31, 2005, our notes payable to related parties is $238,381 owed to our Chief Scientific Officer. The annual interest rate is 8% and is accrued throughout the loan term. At December 31, 2005, we entered into a new note with him whereby the accrued interest of $56,981 was included in the principal of the note. Interest during 2006 will accrue at 8% and the accrued interest and note is due in a lump sum payment on December 31, 2006. During 2005 and 2004, this note was reduced by $33,634 and $38,068, respectively for payments made on his behalf to third parties.

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

NOTE H - DERIVATIVE LIABILITIES AND REDEEMABLE INSTRUMENTS

The balance sheet caption derivative liabilities consists of (a) embedded conversion features bifurcated from the Dutchess notes and convertible debentures and (b) the classification of all other convertible preferred stock, convertible debt and outstanding warrants that on their own contract terms were not considered to be a derivative but are required under EITF 00-19 to be recorded at fair value as a derivative liability because the embedded conversion feature of the Dutchess notes may potentially result in our having indeterminable shares. At June 30, 2005, we reduced additional paid-in-capital by $916,505 to reclass the other convertible preferred stock, convertible debt and outstanding warrants from equity to a derivative liability based upon fair value. At December 31, 2005, these embedded derivative financial instruments are indexed to an aggregate of 410,770,130 shares of our common stock and the other convertible preferred stock, convertible debt and outstanding warrants are convertible into 31,144,125 shares of our common stock at December 31, 2005 and are carried at fair value.

Each Dutchess note has a conversion feature that can be triggered only if we default on the note. This is because one of the default criteria in the notes is that the registration statement for shares issued under the Dutchess Investment Agreement does not remain effective for any reason. Under EITF 00-19, it is deemed out of our control to maintain an effective registration statement; therefore we have to assume that we could possibly default on these notes. At the point of a default there is a conversion feature in the notes which then results in our recording a derivative liability.

The incentive debentures as a part of the October and December Dutchess notes agreements contain a conversion feature which indexes the exercise price to our common stock. This results in indeterminate shares which require us to record this conversion feature as a derivative liability.

The following tabular presentation set forth information about the derivative instruments at and for the year ended December 31, 2005:

	Dutchess Derivatives	Convertible Preferred Stock	Outstanding Warrants	La Jolla convertible debt	Total

Fair value	$6,442,820	$189,042	$272,873	$76,571	$6,981,306

Fair value adjustments, income (loss)	$(2,595,695)	$313,851	$292,794	$(21,980)	$(2,011,030)

Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model. Significant assumptions that were used for the embedded conversion features on the Dutchess notes, other convertible debt and warrants, included: conversion or strike prices ranging from $0.0045 - $0.52; volatility factors ranging from 112% to 271%; terms remaining for all instruments ranging from four months to five years; and risk free rates ranging from 3.35% to 4.38%.

The shares that were issued as incentive shares and are outstanding also fall under the derivative criteria in accordance with EITF 00-19 and we had to fair value the 1,250,000 and 2,500,000 shares of common stock issued as incentive shares under two of the Dutchess notes and record them as Redeemable Instruments. At December 31, 2005, the 1,250,000 shares had been sold by Dutchess and the 2,500,000 shares which were retained by Dutchess were valued at $52,750. A gain on derivatives was recorded of $400,125 for the year ended December 31, 2005 as the shares are fair valued at each reporting period and any difference is recorded as a gain (or loss) on derivatives.

NOTE I - CERTAIN EQUITY TRANSACTIONS

Series A Convertible Stock

During 2004, we amended our articles of incorporation to designate 50,000 shares of our preferred stock as Series A preferred stock, $0.01 par value. The liquidation value is $10 per share. Each share of Series A preferred stock shall have the right to one vote for each share of common stock into which such holder’s shares of Series A preferred stock could then be converted. The Series A preferred stock holders shall have the right to convert on the first day of the month after the month in which a registration statement (other than a registration statement on Form S-4, Form S-8 or any successor form thereto) filed by us with the Securities and Exchange Commission becomes effective. The other conversion dates shall be the first day of the fourth, seventh and tenth months after the month in which such registration statement becomes effective. If on any conversion date, the conversion price would be less than $0.025 per share, we may elect to defer the conversion date to the first day of the next month. If, on such deferred conversion date, the conversion price would be less than $0.025 per share, we may again defer the conversion date to the first day of the next month. Upon such second deferred conversion date, the Series A preferred stock shall be converted without further deferral. Such conversion shall be effected at our office or any transfer agent for such stock, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original Series A preferred stock issue price by the conversion price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The conversion price is the lesser of (i) eighty percent (80%) of the average of the five lowest daily volume weighted average prices of our common stock during the twenty (20) trading days prior to the conversion date, or (ii) eighty percent (80%) of the closing price of our common stock on the trading day prior to the conversion date. Each share of Series A preferred stock not previously converted shall automatically be converted, without the payment of additional consideration, into shares of common stock at the conversion price, as applicable, in effect on the date of and immediately prior to the last conversion date described above.

During 2004, we issued 40,000 shares of Series A preferred stock. We received $272,535 of cash (net of $17,465 of stock issuance costs) and reduced an accrued liability for $110,000 related to the issuance of these 40,000 shares.

During July 2005, preferred stock shareholders converted 24,000 shares of our preferred stock into 1,538,462 shares of our common stock and on October 10, 2005, preferred stock shareholders converted 1,278 shares of our preferred stock outstanding to 960,902 shares of our common stock.

Common Stock

Reverse Stock Split

At the 2005 annual shareholder meeting, the shareholders approved an amendment to our Articles of Incorporation. Pursuant to this approval, the Board of Directors amended our Articles of Incorporation so that each twenty shares of our common stock issued and outstanding on July 12, 2005 were combined into one share (or fraction thereof) of our common stock. All share data in these financial statements have been restated to reflect this reverse stock split. We continue to have 1,500,000,000 shares of authorized common stock.

Common Stock Issued for Stock Subscribed

During 2005, we issued the 470,815 shares of our common stock that was issuable at December 31, 2004. This included: 450,460 shares of our common stock issued to La Jolla as part of our agreement with them; and 20,355 shares of our common stock issued to a service provider in return for the services provided to us.

During 2004, we issued the 5,768,315 shares of our common stock that was issuable at December 31, 2003. This included: 5,250,000 shares of our common stock issued to four of our executive management in accordance with their agreements with us; 515,456 shares of our common stock issued to La Jolla as part of our agreement with them; and, 2,859 shares of our common stock issued to two service providers in return for their services to us.

Conversion of Debenture and Exercise of Warrants

During 2005, La Jolla converted $189,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 1,467,000 shares of our common stock. The combined transactions resulted in us receiving cash of $2,537,580, net of $162,420 of cash stock issuance costs, decreasing the prepaid warrant exercise amount by $135,000 and issuing 86,686,596 shares of our common stock.

During 2004, La Jolla converted $280,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 4.2 million shares of our common stock. The combined transaction resulted in us receiving cash of $3,925,763 (net of $274,237 of cash stock issuance costs) and issuing 15,093,287 shares of our common stock of which 14,642,827 shares were issued at December 31, 2004 and 450,460 shares were issued in early 2005.

Prepayment for Future Warrant Exercises

At December 31, 2005, La Jolla had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for the month of September. In accordance with the La Jolla agreement, at December 31, 2005, we had $120,000 recorded as prepaid warrant exercises for the future exercise of warrants. We mutually agreed with La Jolla to waive the minimum exercise of at least 5% of the warrants for the months of October - December 2005. During February 2006, the prepaid warrant amount was reduced by $30,000 to $90,000.

At December 31, 2004, La Jolla had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for the month of December. In accordance with the La Jolla amended agreement, during December La Jolla prepaid $255,000 for the future exercise of warrants.

Consulting Agreement with Scientific Advisory Board Member

During 2004, we issued 14,771 shares of our common stock in accordance with an agreement with a consultant. Based upon the date the services were completed, 2,500 shares were valued at the quoted market price of $0.60, 2,500 shares were valued at the quoted market price of $0.84 and 9,771 shares were valued at the quoted market price of $0.40. As a result of this transaction, we recorded approximately $14,000 of expense during the year 2004 for these shares. At December 31, 2004, we had not issued additional 20,355 shares of our common stock to this consultant. 7,827 of these shares were valued at the quoted market price of $0.40 and 12,528 shares were valued at the quoted market price of $0.20 based upon the date the services were completed which resulted in us recording $5,637 of expense during the third and fourth quarter of 2004 for these shares. The 20,355 shares were issued during 2005.

During 2005, we recorded $8,368 of expense for shares of our common stock in accordance with an agreement with a consultant. We paid this consultant a total of 55,709 shares of which 50,709 shares were issued and 5,000 shares are recorded in the stock subscribed equity account at December 31, 2005. This was comprised of 2,500 shares at a quoted market price of $0.018 per share, 2,500 shares at a quoted market price of $0.021 per share, 24,315 shares at a quoted market price of $0.12 per share and 26,394 shares at a quoted market price of $0.203 per share.

Consulting Agreement with Marketing and Administrative Consultant

During 2005, we recorded $20,720 of consulting expense for a total of 952,019 shares of our common stock of which 454,966 were issued during 2005 and 497,053 were recorded in the stock subscribed equity account at December 31, 2005. These shares had a quoted market price of $0.022 per share.

Stock Bonus

During 2005, we issued 2,928,043 shares of our common stock to an employee as a sign on bonus. These shares were valued at $41,870 based upon the quoted fair market value at the date of grant. The $41,870 was recorded as compensation expense during 2005.

Dutchess Put Notices

On September 28, 2004, we entered into an investment agreement with Dutchess, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period. The Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice. During 2005, we exercised put notices in accordance with our agreement and received $1,802,651 of cash proceeds, net of $10,109 of cash stock issuance costs for which we issued 78,912,356 shares of our common stock to Dutchess. During 2005, proceeds totaling $1,559,991 from these puts were used to reduce the notes payable outstanding with Dutchess.

Investor Relations Agreement

On August 19, 2005, we entered into an investor relations agreement with an investor relations firm to increase investor awareness of our Company. For these services, we paid $75,000 and issued 2 million shares of our common stock. The 2 million shares of common stock was valued at quoted market price for a value of $120,000 which will be expensed to administrative expense over the three-month term of the agreement. On November 21, 2005, we entered into another three-month agreement with this firm. For these services, we paid $75,000 and issued 2 million shares of our common stock. The 2 million shares of common stock was valued at quoted market price for a value of $34,000 which will be expensed to administrative expense over the three-month term of the agreement. At December 31, 2005, $134,355 had been expensed with $19,645 recorded as deferred consulting.

Warrants

At December 31, 2005 we had warrants outstanding to purchase our common stock with the following terms:

# of Shares	Exercise Price	Expiration Date
3,765,000	$1.0000	11/24/2007
181,819	$0.4400	4/9/2008
17,075	$0.6560	3/31/2009
92,751	$0.5180	6/30/2009
21,029	$0.3340	9/30/2009
129,264	$0.2420	12/31/2009
313,079	$0.1920	12/31/2009
370,370	$0.2700	9/30/2010
232,883	$0.1380	3/31/2010
250,002	$0.4000	6/16/2010
546,427	$0.0878	6/30/2010
5,714,286	$0.0175	9/24/2010
2,697,545	$0.0159	12/31/2010
314,380	$0.0444	9/30/2010
1,263,867	$0.0176	12/31/2010
15,909,777

During 2005, we granted a five-year warrant for 5,714,286 shares of our common stock for consulting services performed. This warrant has an exercise price of $0.0175 and was valued at $95,306 based upon the Black-Scholes model. This will be expensed over the service period of the agreement. During 2005, we recorded $23,827 of expense related to this warrant

During 2005, we granted a five-year warrant for 370,370 shares of our common stock for consulting services performed. This warrant has an exercise price of $0.27 and was valued at $139,030 based upon the Black-Scholes model. This was expensed over the service period of the agreement. During 2005, we recorded $139,030 of expense related to this warrant.

During 2005, warrants to purchase 5,055,102 shares of common stock were granted to Athena as a fee for their services at a range of exercise prices from $0.0159 to 0.138 and expire five years from the grant date. These warrants were valued at $108,371 based upon the Black-Scholes model. As of December 31, 2005, none of these warrants were exercised. These were recorded as stock issuance costs.

During 2004, warrants to purchase 573,198 shares of common stock were granted to Athena as a fee for their services at a range of exercise prices from $0.192 to $0.656. The warrants expire five years from the grant date. These warrants were valued at $197,633 based upon the Black-Scholes model. As of December 31, 2005, none of these warrants were exercised. These were recorded as stock issuance costs.

Employee Stock Options and Awards

We have a stock option plan that provides for the granting of stock options and awards to officers, and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. On November 11, 2005, the Board of Directors voted to amend the 2001 Scientist Stock Option Plan to increase the options available under the plan to 77,630,000. Options are typically granted at the fair market value of the stock price on the date of grant. The vesting of each grant is determined by the Board of Directors at the time the options are granted. The vesting period typically ranges from immediate vesting to vesting over a four-year period and the options typically have an expiration term of ten years.

A summary of the options granted to employees as of December 31, 2005 and 2004 and changes during the year are presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2003	447,500	$0.300
Granted	—	—
Exercised	(12,500)	$0.260
Cancelled	—	—
Outstanding at December 31, 2004	435,000	$0.300
Granted	67,242,362	0.046
Exercised	-
Cancelled	(1,011,250)	$0.436
Outstanding at December 31, 2005	66,666,112	$0.041
Options exercisable at December 31, 2005	66,066,112	$0.042
Options available for grant at December 31, 2005	12,493,535

The weighted average fair value of options granted during 2005 was $0.032.

The fair value of options granted during 2005 was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatilities of 173% - 182%, risk-free interest rates of 2.71% - 4.46%, and expected lives of four to 5 years. There were no options granted during 2004.

The following table summarizes the information about our stock options outstanding at December 31, 2005:
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining ontractual life (years)	Weighted average exercisable price	Number Exercisable	Weighted Average Exercise Price
$0.014-0.017	51,392,362	9.9	$0.017	51,392,362	$0.017
$0.021-0.120	14,118,750	9.9	$0.091	13,518,750	$0.094
$0.400-0.600	1,155,000	8.8	$0.509	1,155,000	$0.509
	66,666,112	9.8	$0.041	66,066,112	$0.042

NOTE J - OTHER COMMITMENTS AND CONTINGENCIES

Agreement with Investment Banking Firm

In April 2003, we engaged an investment-banking firm to assist us in our long-term financial planning efforts, including our efforts to raise debt and/or equity capital. Pursuant to the agreement, we have granted this firm, exclusive authorization to act as our agent (on a best efforts basis) in substantially all of our investment banking activities, which may include efforts to place various securities (potentially through private and/or public transactions), and to assist us in obtaining grant money from various governmental entities. As consideration for such services, we have agreed to compensate this entity as follows:

•	Upon closing of a transaction a fee of 6% of the aggregate dollar value of the aggregate consideration paid by investors. The Dutchess deal has a fee of 4%.
•	Upon closing of a transaction, warrants to purchase (at a nominal price) shares of our common stock having a value equal to 4% of the aggregate consideration paid by investors.
•	Upon the receipt of any grant money, warrants to purchase (at a nominal price) such number of shares of our common stock having a value of $35,000

In addition, we have agreed to compensate this entity for any merger and acquisition services provided. In addition to billings on a time and expense basis, this compensation shall include a success fee equal to a percentage of any transaction value.

Beth Israel Deaconess Medical Center License Agreement

Effective April 4, 2005, we entered into a license agreement with Beth Israel Deaconess Medical Center (“Beth Israel”), a Massachusetts nonprofit corporation to develop a new, more potent and longer acting form of the anemia drug Erythropoietin (“EPO”).

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

In exchange for the license, we paid Beth Israel a $25,000 signing fee and agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay Beth Israel an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide. At December 31, 2005, we had recorded the $25,000 as research and development costs.

Consulting Agreement with Dr. Arthur Sytkowski

On June 7, 2005, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the development of a new, more potent and longer acting form of EPO. On September 1, 2005, we entered into a new consulting agreement amending and restating the June 7, 2005 consulting agreement. Under the amended consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license. At December 31, 2005, we had recorded $70,000 as research and development costs.

Collaborative Research Agreement with Beth Israel

During late June, we entered into a collaborative research agreement with Beth Israel to provide three researchers to us to conduct certain research work related to our EPO research. On August 15, 2005, this agreement was amended. The total cost per the amended agreement is $352,192. We have paid $176,096 and the remaining $176,096 is due 180 days after the execution of the amendment.

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

License Agreement with Dr. Mark Froimowitz

On October 25, 2005, we entered into an exclusive licensing agreement with Dr. Mark Froimowitz to develop a series of methylphenidate analogs or Ritalin-like compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder ("ADHD"), and depression. The licensed compounds are analogs of Ritalin, a well-known drug used for treatment of ADHD. The analogs are designed specifically to have a slow onset and increased half-life in the bloodstream, thus reducing a patient's required daily dosage and the potential for drug abuse. We have the exclusive right to develop, use, market and sell products derived from the licensed compounds.

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

Operating Lease Commitments

Our operating facility lease for our Sarasota, Florida location expires on May 31, 2006 with an option to extend for three months and if we relocate by the end of the extended term which is September 1, 2006 to anywhere in Sarasota or Manatee counties, the landlord will pay up to $65,000 of our tenant relocation expenses.

Our operating facility lease for our Richmond, California location expires August 1, 2006.

Our operating facility lease for Toronto, Canada expires April 30, 2008. The payments are $26,187 Canadian dollars plus common area maintenance amounts for the next two years and $8,729 Canadian dollars plus common area maintenance amounts during 2008. The conversion rate from Canadian dollars to US dollars at December 31, 2005 is 0.858.

Rent expense amounted to $104,850 and $64,653 for the years ended December 31, 2005 and 2004, respectively.

Obligations under Capital Leases

We have capitalized rental obligations under leases of equipment. The obligations, which mature in 2006 through 2008, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are:
2006	$ 295,234
2007	168,657
2008	13,167
Total minimum lease payments	477,058
Less amount representing interest	(39,617)
Present value of net minimum lease payments	437,441
Less current portion	(264,936)
$172,505

During 2004, we purchased, through a capital lease, computer equipment. In order to qualify for the lease; the financing company required a letter of credit. Our bank issued a letter of credit of approximately $20,000 and required that we purchase a certificate of deposit in the amount of the letter of credit. We recorded the restricted certificate of deposit in other current assets at December 31, 2005.

Scientific Advisory Board

Currently we have one Scientific Advisory Board member. For the services performed by this member, we are committed to issue 2,500 shares of our common stock each year through 2007. The other Scientific Advisory Board member resigned during 2004.

During June 2002, we entered into a two-year agreement with this Scientific Advisory Board member, to collaborate with us to develop a kit product that could be used to infer Ancestry Admixture Ratios in human beings. We have agreed to compensate the consultant with quarterly payments of $4,000 and 2,500 shares of our common stock for the term of this contract. We have also agreed to provide the consultant with a number of shares of our common stock equal to 2.5% of the Net Revenues derived from a product developed with his help. The term of this agreement is two years, and the parties may agree to renew it for consecutive two-year terms.

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

During 2005, we had 254,788 shares remaining in escrow with a consulting firm. These shares were valued at $0.021 per share and the $5,376 was expensed to consulting expense during 2005.

Litigation

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

NOTE K - OTHER RELATED PARTY TRANSACTIONS

Rent negotiations

During the third quarter of 2004, we issued 1,522,364 shares of our common stock to the father of a shareholder as payment for the $41,865 accrual we had recorded at December 31, 2003 for renegotiating our lease during 2003.

Ellipsis

At December 31, 2005, Ellipsis had a receivable of $5,727 from a company that is owned by a director of Ellipsis. Also at December 31, 2005, we recorded a receivable from a company owned by a director of Ellipsis for $47,333 and processed all of our cash disbursements and receipts through that company. Once we had established a cash account for Ellipsis in 2006, this receivable was paid off during 2006.

 NOTE L - ACQUISITIONS AND INVESTMENTS

Dutchess Agreement

Effective September 28, 2004, entered into an Investment Agreement (the “Dutchess Agreement”) and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership (the "Investor"). Pursuant to the Dutchess Agreement, the Investor has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period.

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

Biofrontera Agreement

On July 8, 2005, we entered into an agreement to purchase, and simultaneously closed upon the purchase of, up to an 18% equity interest in Biofrontera AG ("Biofrontera"), a German company in the pharmaceutical business. We purchased the interest in Biofrontera from Technologie-Beteiligungs-Gesellschaft mbH, an instrumentality of the German government. The securities purchased were shares of Biofrontera's series A Preferred Stock, as well as certain debt instruments. On August 8, 2005, we converted the securities purchased into Biofrontera’s common stock.

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

In addition, to induce the shareholders of Biofrontera to consent to the transaction, we entered into a put agreement with another Biofrontera shareholder, Heidelberg Innovation. Pursuant to this agreement, if by December 31, 2005 Biofrontera does not complete its current offering of debt securities for at least 10 million Euro, Heidelberg Innovation may require us to purchase Heidelberg Innovation's ownership interest in Biofrontera of approximately 49% for 1.6 million Euro (approximately $1.96 million). Biofrontera completed the debt security offering during September 2005 raising 20 million Euros. Therefore, the put obligation to Heidelberg Innovation has terminated. Each Biofrontera bond may be converted into 6.1 shares of Biofrontera common stock if Biofrontera completes a public offering, converting all the outstanding bonds to shares. The Biofrontera bond is now trading at the Frankfurt exchange under the symbol: http://deutsche-boerse.com/dbag/dispatch/de/isg/gdb_navigation/home?module=InOverview_Bond&wp=DE000A0E9649&foldertype=_Bond&wplist=DE000A0E9649&active=overview&timespan=3m).

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

Accounts receivable	$19,650
Other current assets	15,760
Fixed assets	140,629
Goodwill and other intangibles	269,827
Total assets acquired	445,866
Accrued expenses and payables	(85,326)
Capital lease obligation	(42,257)
Total liabilities assumed	(127,583)
Total purchase price	$318,283

DNAPrint Pharmaceuticals, Inc. Formation

On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a new wholly-owned pharmaceutical subsidiary focused on personalized medicine. This wholly-owned subsidiary is consolidated in our financial statements.

Kenna Technologies, Inc. Acquisition

On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. (“Kenna”). Kenna develops software and related technologies for building computational models that mimic complex biological systems. We expect that Kenna’s computational models will become key components for our development of more effective therapies and diagnostic products. In acquiring Kenna, we also gain access to Kenna’s BoneFusion and CellCycleFusion models, which simulate bone remodeling processes and molecular pathways. These pathways are common targets of current cancer therapies. We exchanged 1,499,998 shares of our common stock for all the outstanding shares of Kenna. The shares were valued at $22,500.

We included the results of Kenna Technologies in our financial statements beginning October 25, 2005 (the closing date of the transaction). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
Other assets	$4,533
Technology rights	32,638
Total assets acquired	37,171
Accrued expenses and payables	(14,671)
Total purchase price	$22,500

Ellipsis Biotherapeutics Corporation

On November 30, 2005, we acquired the assets of Ellipsis Biotherapeutics Corporation (we also acquired the right to the name, so the seller has renamed their company) and formed a company Ellipsis Biotherapeutics Corporation (“Ellipsis”) where we placed these assets. Ellipsis is a Toronto-based company that performs contract SNP genotyping for academic centers, hospitals, human health care corporations and biotech companies. We exchanged 6,500,000 shares of our common stock for all the assets acquired. The shares were valued at $149,500.

We included the results of Ellipsis in our financial statements beginning November 30, 2005 (the closing date of the transaction). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$27,895
Other current assets	76,835
Fixed assets	588,014
Technology rights	24,872
Total assets acquired	717,616
Accrued expenses and payables	(376,522)
Deferred revenue	(30,172)
Capital lease obligations	(161,422)
Total liabilities assumed	(568,116)
Total purchase price	$149,500

NOTE M - UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR ACQUISITION

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

	For the year ended December 31,		For the Period December 10, 1998 (Date of Inception) to
	2005	2004	December 31, 2005
Revenues	$1,690,202	$1,437,240	$ 4,108,018
Net loss	$(9,290,003)	$(4,696,973)	$(28,626,531)

Basic and Diluted loss per share	$(0.10)	$(0.11)	$ (0.88)

For the year ended 2004, we excluded a $5,201,455 gain on assets that was unrelated to our business that was included in the Ellipsis Biotherapeutics, Corporation income statement.

NOTE N- SUBSEQUENT EVENTS

Conversion of Debenture and Exercise of Warrants

From year end to February 24, 2006, La Jolla converted $2,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 30,000 shares of our common stock. This combined transaction resulted in our reducing the prepayment for future exercises of warrants by $30,000. We issued 2,909,090 shares of our common stock.

Dutchess Put Notices

From January 1 to February 24, 2006, we exercised put notices in accordance with our agreement with Dutchess and received $856,401 of cash proceeds for which we issued 44,005,010 shares of our common stock to Dutchess. We used all of these proceeds as principal payments on our note payable with Dutchess.

Conversion of Preferred Stock to Common Stock

On January 11, 2006, 14,700 shares of our preferred stock outstanding were converted to 11,651,761 shares of our common stock.

License Agreement with Harvard Medical School

On January 24, 2006, we entered into an exclusive license agreement with Harvard College. The license provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The sponsored research payments total approximately $2.5 million and will be paid in quarterly installments of approximately $208,333 over approximately three years.

Under the license we have the exclusive right to develop market and sell products and services derived from the research. We will owe royalties of six percent on the net sales of products and services covered by this license and thirty percent of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the license term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments. Additionally, we are obligated to pay a fee of approximately $100,000 for previously incurred patent costs and are responsible for paying the costs associated with patent expenses during the license term.

Research Sponsorship Agreement

Effective January 1, 2006, we entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences for sponsored research in connection with the synthesis and testing of certain compounds as possible human medications for drug abuse, attention deficit hyperactivity disorder, and depression. We had previously licensed exclusive rights to the compounds from a researcher on October 19, 2005 under an exclusive licensing agreement. The sponsored research payments total $300,000 and will be paid in monthly installments of $25,000 over one year. We will acquire all intellectual property associated with the research results.

Investor Relations Agreement

On February 22, 2006, we entered into an investor relations agreement with an investor relations firm to increase investor awareness of our Company. For these services, we paid $75,000 and issued 2 million shares of our common stock. The 2 million shares of common stock was valued at quoted market price for a value of $53,600 which will be expensed to administrative expense over the three-month term of the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There were no significant changes in our internal control over financial reporting that could significantly affect these controls during the fourth quarter.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

ITEM 8B. OTHER INFORMATION

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors are elected at our annual meetings by a plurality of the shares represented, and our officers serve at the pleasure of the Board of Directors. Our current officers and directors are:

Name	Age	Position
Tony Frudakis	38	Director, Secretary, Chief Scientific Officer
Richard Gabriel(1)	57	Director, Chief Executive Officer, President
Hector Gomez	66	Director, Chief Medical Officer
Monica Tamborini(1)	49	Chief Financial Officer, Chief Operating Officer
(1) Monica Tamborini and Richard Gabriel are married

Dr. Frudakis has served on our board and has been an officer since our inception. Dr. Gomez has served as a director since 2002 and as an officer since May of 2003. Mr. Gabriel has served as a director since 2002 and as an officer since March of 2003. Ms. Tamborini has been an officer since May of 2003.

Tony Frudakis, Ph.D. Dr. Frudakis, our founder, has been with us since our inception. He has served in many capacities, including Chief Executive Officer and President. Dr. Frudakis now serves as Chief Scientific Officer and is responsible for executing research and development goals and objectives, under the direction of the Board of Directors. As a member of the Board of Directors, Dr. Frudakis also participates in strategic planning, concentrating on his field of expertise, biologic and genomics science and innovation.

Prior to joining us, Dr. Frudakis founded GAFF biologic, our predecessor in interest, in 1998. He served as its President and Chief Executive Officer. Early in his career, Dr. Frudakis was a research scientist for Corixa Corporation. While at Corixa he developed several new techniques for RNA fingerprinting, managed and executed high-throughput gene discovery programs for various cancers and was instrumental in the company's early success in attracting research and development partners. In all, his work has resulted in a patent portfolio for over 350 unique genes and 2 products.

Richard Gabriel. Mr. Gabriel joined us in 2002 as a member of our Board of Directors. He continues in that capacity and in addition, in March of 2003, he agreed to accept the position of Chief Executive officer and President. In this role, Mr. Gabriel is responsible for and oversees all aspects of the organization and formulates and communicates strategic direction.

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

Hector Gomez MD, Ph.D. Dr. Gomez has served on our board of directors since March 1, 2002 and serves as Chairman of the Board. In addition, in May of 2003, Dr. Gomez agreed to join us as Chief Medical Officer. In this capacity, he is responsible for overseeing and managing our efforts to commercialize our pharmacogenomic products. Mr. Gomez is Chairman of the Audit Committee.

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

Monica Tamborini. In May of 2003, Ms. Tamborini joined us as Chief Financial Officer and Chief Operating Officer. As our Chief Financial Officer, Ms. Tamborini oversees and manages all accounting functions, including financial reporting, as well as helping to obtain outside capital to fund our operations. As Chief Operating Officer, she is responsible for seeing that operations run efficiently and effectively and that we have the necessary personnel and infrastructure required to execute the Board's strategic plan of operations.

Prior to joining us, Ms. Tamborini had served in controller and Chief Financial Officer positions since 1988. From 1992 to 2001, she was Chief Financial Officer for Calix Corp and its subsidiary Pharm-eco Laboratories. Ms. Tamborini was also one of the five core team members for Pharm-eco Laboratories that set the overall strategic direction of the company. Her main focus was operations and finance. From 2001 through 2003, Ms. Tamborini was not employed.

Audit Committee

We do not have a separate Audit Committee. Our full board performs the functions normally designated to an Audit Committee. Although we do not have an Audit Committee, Ms. Tamborini has been designated by our Board of Directors as our Audit Committee Financial Expert. Ms Tamborini, in the Board of Directors’ opinion, has the required experience to serve in this capacity. She has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. She also has over 20 years experience preparing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements. She has an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. Because of her positions as Chief Operating Officer and Chief Financial Officer, Ms. Tamborini is not "independent" with respect to the Company.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and our accountant. The text of the code of ethics is available for public viewing at our website at www.dnaprint.com.

Item 10. Executive Compensation.

The compensation and awards that have been earned by our executives are listed below.

SUMMARY COMPENSATION TABLE

Name and Principal Capacity	Year	Salary	Restricted Stock Awards(1)	All Other Compensation(2)
Richard Gabriel(3) Director, Chief Executive Officer , President	2003 2004 2005	$ -- 148,615(10) 205,203(10)	$870,000(4) -- --	$444,808 (56,646) --
Hector Gomez, M.D., Ph.D.(11)Director, Chairman of the Board, Chief Medical Officer	2003 2004 2005	$ -- 74,678(10) 229,664(10)	$725,000(5) -- --	$277,988 28,664 20,000
Tony Frudakis, Ph.D.(6) Chief Scientific Officer, Director, Secretary	2003 2004 2005	$130,000 183,010(10) 200,203(10)	$870,000(7) -- --	$307,888 (8,488) --
Monica Tamborini(8) Chief Financial Officer, Chief Operations Officer	2003 2004 2005	$ -- 130,132(10) 63,606(10)	$580,000(9) -- --	$257,372 9,280 --

(1) The dollar value of the restricted stock is calculated by multiplying the closing market price of our unrestricted stock on the date of grant, May 16, 2003, by the number of shares awarded as required in instructions to Item 402(b)(2)(iii)(C). For book purposes, the value is calculated by applying a 15% discount on the closing price.

(2) Because the grantees can not sell their stock for cash to cover the tax liability that will be due, we agreed to cover the tax liability associated with the stock grant in cash by the date that the tax will be due by the grantee. The table reflects amounts that were earned in 2003 and 2004, but paid in 2004 and 2005, respectively. The 2004 amounts also reflect an adjustment to this tax liability for these executives. Dr. Gomez's 2003, 2004 and 2005 amounts include $20,000 of additional compensation.

(3) Mr. Gabriel joined our Board of Directors during 2002 and became our Chief Executive Officer and President in 2003.

(4) Calculated on 1,500,000 shares at a price of $0.58, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

(5) Calculated on 1,250,000 shares at a price of $0.58, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

(6) Dr. Frudakis has been with us since inception and has held many titles and positions during that time including Chief Executive Officer, President and Chief Financial Officer. Dr. Frudakis is currently our Chief Scientific Officer.

(7) Calculated on 1,500,000 shares at a price of $0.58, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

(8) Ms. Tamborini joined us in 2003.

(9) Calculated on 1,000,000 shares at a price of $0.58, the close price of the stock on May 16, 2003, the date the award was granted by the Board of Directors.

(10) The executives deferred part of their 2004 salary. The deferred salary amounts included in the 2004 amounts above were $54,170 for Mr. Gabriel, $29,231 for Mr. Gomez, $48,346 for Mr. Frudakis and $50,763 for Ms. Tamborini. The executives deferred part of their 2005 salary. The deferred salary amounts included in the 2005 amounts above were $75,000 for Mr. Gabriel, $66,000 for Mr. Gomez, $60,000 for Mr. Frudakis and $18,375 for Ms. Tamborini.

(11) Dr. Gomez joined our Board of Directors during 2002 and became our Chief Medical Officer in 2003.

Employment Agreements

On May 8, 2001, we entered into an Employment Agreement with Tony Frudakis, our Chief Scientific Officer. The Agreement runs for a term that commenced August 22, 2001 and expires August 22, 2005, subject to extension from year to year by mutual agreement. Our Board of Directors may increase the salary from time to time in its discretion. At January 1, 2006, his salary was increased to $240,000 with $168,000 paid in cash and $72,000 deferred. The Employment Agreement also permits the Board of Directors to pay discretionary bonuses or other benefits to Dr. Frudakis. Upon termination of employment, the Agreement prohibits Dr. Frudakis from competing with the Company for a period of two years in the state of Florida. On November 30, 2001, we also entered into a Performance Stock Agreement with Dr. Frudakis that requires us to grant him 1.5 million shares of our restricted stock upon achieving certain milestones. The Board of Directors renegotiated the milestones in light of changes in our operational strategy. Thereafter, Dr. Frudakis met the milestone and we granted the stock in 2003.

In May 2003, we entered into one-year employment agreements with Richard Gabriel, Hector Gomez, and Monica Tamborini. These agreements automatically extend for unlimited successive one-year periods unless terminated in accordance with the agreement. As consideration for the first year of employment, we agreed to issue, at no cost to the executives, a total of 3,750,000 shares of our common stock, and to pay the related federal and state income taxes they will incur as a result of these stock grants. The Agreements prohibit them from competing with us for a period of two years from the date of termination or leaving our employ. At January 1, 2006, Richard Gabriel's annual salary is $300,000 with $210,000 paid in cash and $90,000 deferred; Hector Gomez's annual salary is $288,000 with $201,600 paid in cash and $86,400 deferred; and Monica Tamborini's annual salary is $210,000 with $147,000 paid in cash and $63,000 deferred.

Compensation of Directors

On February 22, 2002, we entered into an agreement with Dr. Gomez when he joined our board of directors. In consideration of Dr. Gomez' agreement to serve on the Board of Directors, we granted him options to purchase 130,000 shares of our stock at an exercise price of $0.60 per share. All of the options are vested at December 31, 2005. In addition, we agreed to pay him a cash director's fee of $20,000 per year through December 31, 2005. Other than described in this paragraph, no other director receives any compensation for services as a director. Directors are reimbursed for expenses to attend board meetings.

FISCAL 2005 YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-The-Money Options at December 31, 2005 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard Gabriel	18,500,000	-	$ 61,500	-
Tony Frudakis	18,500,000	-	$ 61,500	-
Hector Gomez	18,630,000	-	$ 61,500	-
Monica Tamborini	2,000,000	-	-	-

There were no options exercised during fiscal year 2005.

(1) The market price of our stock was $0.0211 at December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2006 certain information concerning beneficial ownership of shares of our stock and the approximate percentage of shares of our stock owned by (i) each person known to us to own 5% or more of the outstanding shares of stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percentage of Class (2)
Common	Tony Frudakis (3)	21,562,829	6.71%
Common	Monica Tamborini (4)	23,000,000	7.11%
Common	Richard Gabriel (4)	23,000,000	7.11%
Common	Hector Gomez (5)	19,890,200	6.18%
Common	Directors and Officers as a Group (4 persons)	64,453,029	17.87%

(1) Unless otherwise noted, c/o DNAPrint Genomics, Inc., 900 Cocoanut Avenue, Sarasota, FL 34236.

(2) Percentage of ownership is based on 303,076,509 shares of common stock outstanding on February 28, 2006.

(3) Represents 3,062,829 shares directly owned by Dr. Frudakis and 18,500,000 shares which may be acquired within 60 days by exercise of options.

(4) Represents 1,500,000 shares directly owned by Mr. Gabriel, 18,500,000 shares which Mr. Gabriel may acquire within 60 days by exercise of options, 1,000,000 shares directly owned by Ms. Tamborini, and 2,000,000 shares which Ms. Tamborini may acquire within 60 days by exercise of options.

(5) Represents 1,260,200 shares directly owned by Dr. Gomez, and 18,630,000 shares which may be acquired within 60 days by exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	66,666,112	$ 0.041	12,493,535
Total	66,666,112	$ 0.041	12,493,535

Item 12. Certain Relationships and Related Transactions.

Until August 2003, we leased our principal office from Pacific Atlantic Corporation, a corporation controlled by George Frudakis, the father of Tony Frudakis. On October 15, 2001, we signed a lease for this space. The lease ran for 10 years at $5,333 per month plus increases annually based on increases in the Consumer Price Index. In June of 2003, we renegotiated the lease. The new two year operating lease expired on May 31, 2005 with an option to extend the lease for one year and then an additional three months. The building was sold to JSD Sarasota, LLC on August 26, 2003.

In connection with the renegotiation of the lease, we agreed to pay Mr. Frudakis an amount equal to 6 months rent, payable in our common stock. On July 28, 2004, we issued 76,118 shares of our common stock in exchange for a charge valued at $41,900 for renegotiating our building lease. These shares were issued to Mr. Frudakis.

In February 2002, we entered into a funding agreement with 4 shareholders, one of whom is Dr. Tony Frudakis, our Chief Scientific Officer and one of our directors, and another of whom is George Frudakis, Dr. Frudakis' father. These shareholders initially agreed to loan us $2,000,000 between March 2002 and December 2002. These loans were to be repaid along with all accrued interest at 8% on January 31, 2003. In June 2002, we elected to satisfy $509,160 of these notes through the issuance of 727,368 shares of our common stock.

During October 2002 the terms of this agreement were modified, effectively terminating the participation of two of the shareholders. Pursuant to the amended agreement, the remaining two shareholders (including Dr. Frudakis and Mr. Frudakis) agreed to loan us $1,000,000 between December 2002 and December 2003. These loans were scheduled to mature, along with all accrued interest at 8%, on December 31, 2003. In the event of our default, the lenders' only remedy is to require us to issue shares of our stock as consideration for satisfaction of the debt. The number of shares to be issued for satisfaction of the debt will be based on a price of $0.70 per share if the weighted average price of our stock is $1.00 per share or above; alternatively if the weighted average price of our shares is less than $1.00, the number of shares due will be calculated using a 40% discount to the market price. Notwithstanding this, in no event will the shares to be issued under this arrangement be based on a price of less than $0.20 per share.

During 2004, we paid $75,000 to George Frudakis to pay the principal of approximately $45,000, accrued interest of approximately $4,000 and approximately $26,000 was recorded as other expense to satisfy in full any other claims related to his note and funding agreement.

Also, during 2004, the note to Tony Frudakis was reduced by a $38,068 payment made to him by making payments on his behalf to third parties. During late 2004, Tony Frudakis and we agreed to extend the funding agreement with him under the same terms until December 31, 2005 with an additional provision that if we are in default of the note, then the only recourse to pay the note is with our stock. During 2005, we reduced the note by $33,634 by making payments on his behalf to third parties. This agreement was replaced by a notes payable agreement with 8% annual interest and the interest and principal due on December 31, 2006. The provision permitting repayment of the note with our stock was deleted. At December 31, 2005, our notes payable to Tony Frudakis have a balance of $238,381.

On April 1, 2003, we terminated a consulting agreement with GenBiomics, LLC, a company in which Mr. Gabriel and Dr. Gomez were members. The original consulting agreement was signed on May 17, 2002. Since that time, Mr. Gabriel and Dr. Gomez agreed to become officers and directors of the Company. As a result, the prior consulting agreement was terminated. During 2003, we recorded consulting expense related to this agreement of $10,000.

On December 28, 2004, we entered into a loan agreement with Biofrontera AG, a German corporation whereby we loaned 140,000 euros to Biofrontera. This converted to 193,426 US dollars at year end. At December 31, 2004 we recorded the loan of $193,426 and accrued interest of $257 for a total receivable of $193,683. This note has a 12 % annual interest rate. The Interest and principal payments are due by December 31, 2005. During 2004, we had an investment agreement with Biofrontera to acquire a portion of their company. During February 2005, this investment agreement was terminated, however the loan remains outstanding and the terms of the loan agreement remain in effect. During the fourth quarter of 2005, this loan was paid in full.

Item 13. Exhibits.

NUMBER                                                                                                        DESCRIPTION

3.1 Articles of Restatement of the Articles of Incorporation.

3.2 Bylaws.

4.1 Form of Warrant agreement between the Company and Athena Capital Partners, Inc. and certain partners (included as exhibit 10.33 to the Form 10-KSB filed March 30, 2004, and incorporated herein by reference).

4.2 Securities Purchase Agreement between the Company and La Jolla Cove Investors Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

4.3 Registration Rights Agreement between the Company and La Jolla Cove Investors Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

4.4 Convertible Debenture Agreement between the Company and La Jolla Cove Investors Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

4.5 Warrant Agreement between the Company and La Jolla Cove Investors Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

4.6 Addendum to convertible debenture and warrant agreement between the Company and La Jolla Cove Investors, Inc. (included as Exhibit 10.43 to Form 10-QSB filed May 14, 2004, and incorporated herein by reference).

4.7 Investment Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 28, 2004 (included as Exhibit 10.49 to Form 8-K, filed October 4, 2004, and incorporated herein by reference).

4.8 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 28, 2004 (included as Exhibit 10.50 to Form 8-K, filed October 4, 2004, and incorporated herein by reference).

4.9 Investment Agreement between the Company and Biofrontera Pharmaceutical GmbH, dated September 28, 2004 (included as Exhibit 10.47 to Form 8-K, filed October 4, 2004, and incorporated herein by reference).

4.10 Stock Purchase Agreement between the Company and Trace Genetics, Inc, dated June 17, 2005 (included as Exhibit 10.49 to Form S-2, filed July l5, 2005, and incorporated herein by reference).

4.11 Purchase Agreement between the Company, tbg Technologie-Beteiligungs-Gesellschaft mbH and Biofrontera AG (included as Exhibit 10.50 to Form S-2, filed July 15, 2005, and incorporated herein by reference).

4.12 Put Option Agreement between the Company, Heidelberg Innovation BioScience Venture II GmbH & Co. KG and Heidelberg Innovation Parallel-Beteiligungs GmbH & Co. KG a.A. (included as Exhibit 10.51 to Form S-2, filed July 15, 2005 and incorporated herein by reference).

4.13 Asset Purchase Agreement dated November 8, 2005 between the Company and Ellipsis Biotherapeutics Corporation. (included as Exhibit 10.1 to Amendment to Form 8-K filed March 6, 2006, and incorporated herein by reference).

10.1 Supply & License Agreement (included as Exhibit 10.4 to the Form S-2 filed December 15,2003, and incorporated herein by reference).

10.2 Agreement & Plan of exchange between the Company, Catalyst Communications, Inc. and Shareholders, dated November 6, 2000 (included as exhibit 10.5 to the Form 8-K filed November 6, 2000, and incorporated herein by reference).

10.3 Equipment Agreement between the company and Orchid Biosciences, Inc., dated September 19, 2001 (included as Exhibit 10.6 to the Form 10-KSB, filed April 2, 2001, and incorporated herein by reference).

10.4 Purchase Agreement between the Company and Orchid Biosciences, Inc., dated September 19, 2001 (included as Exhibit 10.7 to the Form 10-KSB, filed April 2, 2001, and incorporated herein by reference).

10.5 Option Agreement between the Company and Orchid Biosciences, Inc., dated September 19, 2001 (included as Exhibit 10.10 to the Form 10-KSB, filed April 2, 2001, and incorporated herein by reference).

10.6 Equipment Lease Agreement between the Company and Orchid Biosciences, Inc., dated May 18, 2001 (included as Exhibit 10.11 to the Form 10-QSB, filed August 14, 2001, and incorporated herein by reference).

10.7 Funding Agreement dated February 22, 2002 among the Company Tony Frudakis, George Frudakis, Carl Smith III, and Richard Craig Hall, dated February 22,2002 (included as Exhibit 10.16 to the Form 10-KSB, filed April 9, 2002, and incorporated herein by reference).

10.8 Performance Stock Agreement between the Company and Tony Frudakis dated November 30, 2001 (included as Exhibit 10.17 to the Form 10-KSB, filed April 9, 2002, and incorporated herein by reference)

10.9 Consulting Agreement between the Company and Mark Shriver dated June 12, 2002 (included as Exhibit 10.20 to the Form 10-QSB, filed August 14,2002, and incorporated herein by reference).

10.10 Letter of Commitment from Mark Shriver to the Company's Scientific Advisory Board (included as Exhibit 10.21 to the Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.11 Service Agreement between the Company and Altura LLC, dated April 15, 2002 (included as Exhibit 10.23 to the Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.12 License Agreement between the Company and Penn State Research Foundation (included as Exhibit 10.24 to the Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.13 Amendment to Consulting Agreement between the Company and Genbiomics LLC dated May 31, 2002, (included as Exhibit 10.27 to Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.14 Amendment to Consulting Agreement between the Company and Mark Shriver (included as Exhibit 10.28 to Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.15 Employment Agreement between the Company and Richard Gabriel, dated May 16, 2003 (included as Exhibit 10.1 to Form 10-QSB, filed August 14, 2003, and incorporated herein by reference).

10.16 Employment Agreement between the Company and Monica Tamborini, dated May 16, 2003 (included as Exhibit 10.2 to Form 10-QSB, filed August 14, 2003, and incorporated herein by reference).

10.17 Employment Agreement between the Company and Hector Gomez, dated May 16, 2003 (included as Exhibit 10.3 to Form 10-QSB, filed August 14, 2003, and incorporated herein by reference).

10.18 Amendment to Funding Agreement between the Company and Tony Frudakis, dated December 30, 2003 (included as Exhibit 10.42 to Form 10-KSB, filed March 30, 2004, and incorporated herein by reference).

10.19 Research Collaboration Agreement between the Company and the H. Lee Moffit Cancer Center and Research Institute, Inc. (included as Exhibit 10.44 to Form 10-QSB file May 14, 2004, and incorporated herein by reference).

10.20 Joint Venture Framework Agreement between the Company and Biofrontera Pharmaceutical GmbH (included as Exhibit 10.48 to Form 8-K, filed October 4, 2004, and incorporated herein by reference).

10.22 Letter Agreements between the Company and La Jolla Cove Investors Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

10.23 Letter Agreement between the Company and The Wall Street Group, Inc., dated September 30, 2004 (included as Exhibit 10.44 to Form S-2/A, filed December 30, 2004, and incorporated herein by reference).

10.24 Loan Agreement between the Company and Biofrontera AG (included as Exhibit 4.1 to Form 8-K date January 5, 2005, and incorporated herein by reference).

10.25 License Agreement between the Company and Beth Israel Deaconess Medical Center, dated April 4, 2005 (included as Exhibit 10.1 to Form 8-K/A, filed May 5, 2005, and incorporated herein by reference).

10.26 Consulting Services Agreement between the Company and Dr. Arthur Sytkowski, dated June 7, 2005 (included as Exhibit 10.1 to Form 8-K, filed June 13, 2005, and incorporated herein by reference).

10.27 Promissory Note issued by the Company to Dutchess Private Equities Fund II, L.P. (included as Exhibit 10.51 to Form S-2, filed July 15, 2005, and incorporated herein by reference).

10.28 Promissory Note issued by the Company to Dutchess Private Equities Fund II, L.P. (included as Exhibit 10.1 to Form 10-QSB, filed August 15, 2005, and incorporated herein by reference).

10.29 Financial Consulting Agreement between the Company and Market Pulse LLC (included as Exhibit 10.1 to Form 10-QSB, filed November 14, 2005, and incorporated herein by reference).

10.30 Consulting Services Agreement between the Company and Dr. Arthur J. Sytkowski, dated September 1, 2005 (included as Exhibit 10.2 to Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

10.31 Stock Purchase Agreement between the Company and certain shareholders of Kenna Technologies, Inc., dated October 25, 2005 (included as Exhibit 10.3 to Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

10.32 License Agreement between the Company and Mark Froimowitz, dated October 25, 2005 (included as Exhibit 10.4 to Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

10.33 Promissory Note dated November 18, 2005 issued by the Company to Dutchess Private Equities Fund, L.P.

10.34 Financial Consulting Agreement dated November 21, 2005 between the Company and Market Pulse LLC.

10.35 Promissory Note dated December 22, 2005 issued by the Company to Dutchess Private Equities Fund II, L.P.

10.36 Research Sponsorship and License Agreement between the Company and Harvard College dated January 19, 2006 (included as Exhibit 10.1 to Form 8-K filed January 27, 2006, and incorporated herein by reference).

10.37 Research Sponsorship Agreement between the Company and Massachusetts College of Pharmacy and Health Sciences dated January 31, 2006

10.38 Financial Consulting Agreement dated February 22, 2006 between the Company and Market Pulse LLC.

10.39 Promissory Note dated March 13, 2006 issued by the Company to Dutchess Private Equities Fund, L.P.

10.40 Security Agreement dated March 13, 2006 given by the Company in favor of Dutchess Private Equities Fund, L.P.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, MonicaTamborini

32.1 Section 1350 Certification, Richard Gabriel

32.2 Section 1350 Certification, Monica Tamborini

Item 14. Principal Accountant Fees and Services.

The board of directors approved Pender, Newkirk and Company to render the audit for the 2005 fiscal year and to prepare the 2004 tax returns.

Audit Fees

During 2004, we were billed by Kingery, Crouse and Hohl, approximately $1,000 and Pender, Newkirk and Company billed $59,000 for audit and review fees associated with our 10-QSBs and 10-KSB. During 2005, we were billed by Pender, Newkirk and Company approximately $98,477 for audit and review fees associated with our 10-QSBs and 10-KSB.

Audit related fees

None.

Tax Fees

During 2004, we were billed approximately $3,945 by our accountants Pender, Newkirk and Company for preparing 2002 and 2003 tax returns. During 2005, we were billed approximately $3,610 by our accountants Pender, Newkirk and Company for preparing our 2004 tax return.

All Other Fees

None.

Pre-Approval Policy And Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2004, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNAPrint Genomics, Inc.

By: /s/ Richard Gabriel ---------------------------------- Richard Gabriel, CEO, Director Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Gabriel	CEO/President, Director	March 28, 2006
Richard Gabriel

/s/ Monica Tamborini	CFO/Principal Accounting Officer	March 28, 2006
Monica Tamborini

/s/ Hector Gomez	Director	March 28, 2006
Hector Gomez

/s/ Tony Frudakis	Director	March 28, 2006
Tony Frudakis