Form 10QSB/A
period 2005-06-30
DNAPRINT GENOMICS INC
filed 2006-04-13
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C.  20549

                                AMENDMENT NO. 1 TO
                                   FORM 10-QSB

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2005.

(    )   Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from  _____  to  _____  .

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

                                       INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004         4

         Condensed Consolidated Statements of Operations for the three  and  six months ended June 30, 2005 and 2004, and the period December 10, 1998
         (date of inception) to June 30, 2005                                                    5

         Condensed Consolidated Statements of Cash Flows for the  six  months  ended
         June 30, 2005 and 2004, and the period December 10, 1998 (date of inception)
         to June 30, 2005                                                                        6

         Notes to Condensed Consolidated Financial Statements                                    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  16

Item 3.  Controls and Procedures                                                                30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      30
Item 2.  Changes in Securities                                                                  30
Item 3.  Defaults Upon Senior Securities                                                        31
Item 4.  Submission of Matters to a Vote of Securities Holders                                  31
Item 5.  Other Information                                                                      31
Item 6.  Exhibits                                                                               31
         Signatures                                                                             32
         Certifications                                                                         32


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
                             DNAPrint genomics, Inc.
                             -----------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     June 30, 2005  December 31, 2004
ASSETS                                                                (Unaudited)
------                                                              ---------------  ---------------
CURRENT ASSETS:
Cash and cash equivalents                                           $      482,877   $      978,535

Accounts receivable (net of allowance for doubtful accounts
 of $8,740 for 2005 and $500 for 2004)                                     137,492           43,566
Inventory                                                                  138,572           65,279
Receivable from Biofrontera                                                179,285          193,683
Prepaid expenses and other current assets                                  146,279          125,065
                                                                    ---------------  ---------------
      Total current assets                                               1,084,505        1,406,128

PROPERTY AND EQUIPMENT (net of accumulated depreciation
    and amortization of  $607,210 for 2005 and  $504,101 for 2004)         491,022          380,262
OTHER ASSETS:
Deposit on investment in Biofrontera                                     1,819,950                -
Goodwill and other intangibles                                             293,137                -
Other assets                                                                15,000            5,000
                                                                    ---------------  ---------------
     Total other assets                                                  2,128,087            5,000
                                                                    ---------------  ---------------
TOTAL                                                                    3,703,614   $    1,791,390
                                                                    ===============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
Accounts Payable                                                    $      463,714   $      352,718
Accrued Expenses                                                           780,602          672,539
Deferred Revenue                                                            54,710           42,126

Convertible debentures (net of $250,000 discount at June 30, 2005
and -0- at December 31, 2004) - current                                     99,000          161,000
Notes payable(net of $1,560,000 discount at June 30, 2005
and -0- at December 31, 2004) (see Note G)                                       -                -
Notes payable to related parties                                           213,943          215,034
Derivative liabilities                                                   3,350,411                -
Capital lease obligation - current                                         135,504          128,128
                                                                    ---------------  ---------------
      Total current liabilities                                          5,097,884        1,571,545
Capital lease obligation - long-term                                        45,808           95,310
Convertible debenture - (converted between January 1,
  2005 and February 25, 2005)                                                    -           29,000
                                                                    ---------------  ---------------
       Total liabilities                                                 5,143,692        1,695,855
                                                                    ---------------  ---------------
Redeemable Instruments                                                     250,000                -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A

Series A convertible preferred stock, 50,000 shares authorized;
40,000 shares issued and outstanding; $400,000 liquidation value               400              400

Common stock, $.01 par value, 1,500,000,000 shares authorized;
1,218,254,147 and 939,124,254 shares issued and outstanding, for
  2005 and 2004, respectively                                           12,182,541        9,391,243

Common stock subscribed (26,684,352 and 9,416,292 shares for
  2005 and 2004, respectively                                              266,844           94,162
Additional paid-in capital                                              16,498,398       18,170,988
Prepaid warrant exercises                                                  465,000          255,000
Deferred stock compensation and consulting                                 (49,417)         (26,071)
Deficit incurred prior to development stage                             (7,427,422)      (7,427,422)
Deficit accumulated during the development stage                       (23,626,422)     (20,362,765)
                                                                    ---------------  ---------------
      Total stockholders' equity (deficit)                              (1,690,078)          95,535
                                                                    ---------------  ---------------
TOTAL                                                               $    3,703,614   $    1,791,390
                                                                    ===============  ===============

See  notes  to  consolidated  financial  statements.

                             DNAPrint genomics, Inc.
                             -----------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     For the Period
                                                                                                                      December 10,
                                                                                                                        1998 to
                                                   Three months ended June 30,        Six months ended June 30,         June 30,
                                                --------------------------------  --------------------------------
                                                      2005             2004             2005             2004             2005
                                                ---------------  ---------------  ---------------  ---------------  ---------------
REVENUES                                        $      348,888   $      276,413   $      589,487   $      483,278   $    2,355,695

COST OF SALES                                          260,263          175,174          410,203          326,603        1,523,230
                                                ---------------  ---------------  ---------------  ---------------  ---------------
Gross Profit                                            88,625          101,239          179,284          156,675          832,465
                                                ---------------  ---------------  ---------------  ---------------  ---------------
OTHER OPERATING EXPENSES:
Research and development                               495,191          428,019          797,360        1,041,214        9,443,027
Selling, general and administrative                    483,382          409,126        1,086,877        1,008,454        8,986,813
   Total  other operating expenses                     978,573          837,145        1,884,237        2,049,668       18,429,840
                                                ---------------  ---------------  ---------------  ---------------  ---------------
LOSS FROM OPERATIONS                                  (889,948)        (735,906)      (1,704,953)      (1,892,993)     (17,597,375)
                                                ---------------  ---------------  ---------------  ---------------  ---------------
OTHER INCOME (EXPENSES):
Interest expense                                       (11,403)         (22,005)         (33,660)         (48,119)      (1,501,517)
Interest income                                          5,292                -           10,715                -           10,715
Intrinsic value of convertible debt and
non-detachable warrants                                      -                -                -                -         (500,000)
Sale of option to Orchid Biosciences                         -                -                -                -          353,090
Amortization of deferred financing fees                (65,000)               -          (65,000)               -          (65,000)
Loss on disposal of investments                              -                -                -                -         (349,006)
Stock-based settlement expense                               -                -                -                -         (152,437)
Foreign currency loss                                  (12,400)               -          (25,060)               -          (25,060)
Loss on derivative contracts, net                   (1,383,906)               -       (1,383,906)               -       (1,383,906)
Other expenses                                               -                -          (61,793)               -         (427,698)
                                                ---------------  ---------------  ---------------  ---------------  ---------------
   Total other income (expenses) - net              (1,467,417)         (22,005)      (1,558,704)         (48,119)      (4,040,819)
                                                ---------------  ---------------  ---------------  ---------------  ---------------
NET LOSS                                        $   (2,357,365)  $     (757,911)  $   (3,263,657)  $   (1,941,112)  $  (21,638,194)
                                                ===============  ===============  ===============  ===============  ===============
NET LOSS PER SHARE - Basic and Diluted          $        (0.00)     $     (0.00)  $        (0.00)  $        (0.00)  $        (0.04)
                                                ===============  ===============  ===============  ===============  ===============
SHARES USED IN COMPUTING NET
LOSS PER SHARE- Basic and Diluted                1,134,051,871      683,231,870    1,063,122,368      615,643,043      492,031,915
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

                             DNAPrint genomics, Inc.
                             -----------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                                     For the Period
                                                                                                                  December 10, 1998
                                                                                   For the Six      For the Six        (Date of
                                                                                   Months Ended     Months Ended       Inception)
                                                                                   June 30, 2005    June 30, 2004  to June 30, 2005
                                                                                  ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $   (3,263,657)  $   (1,941,112)     (21,638,194)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                          105,741           98,185          777,432
  Provision for bad debts                                                                      -                -           11,738
  Impairment of assets                                                                         -                -          254,434
  Loss on disposal of investments                                                              -                -           11,772
  Loss on disposal of property and equipment                                                   -                -            5,039
  Loss on foreign currency transaction                                                    25,060                -           25,060
  Loss on derivative contracts, net                                                    1,383,906                -        1,383,906
  Amortization of deferred stock compensation and consulting                             115,684          666,839        1,468,474
  Amortization of deferred compensation                                                        -          179,691          919,792
   Amortization of deferred financing fees                                                65,000                -           65,000
  Common stock issued for interest expense on related party notes payable                      -                -        1,300,378
  Common stock issued for reorganization/court order                                           -                -          343,000
  Common stock issued for services                                                         8,273           21,477        2,272,055
  Common stock issued for bankruptcy settlement                                                -                -           28,080
  Stock issued for settlement                                                                  -                -          152,437
  Intrinsic value of the convertible debt and non-detachable warrants                          -                -          500,000
  Stock-based compensation                                                                     -                -        1,943,906
  Changes in operating assets and liabilities, net of effect of acquisitions:
      (Increase) decrease in receivables                                                 (74,276)        (123,604)         196,111
      (Increase) decrease in inventory                                                   (62,123)               -         (127,402)
      Decrease (increase) in prepaid expenses and other assets                            23,914          (51,309)      (1,066,319)
     (Decrease) increase in accounts payable, deferred revenue and accrued liabilities   128,957         (668,274)       1,490,176
                                                                                  ---------------  ---------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (1,543,521)      (1,818,107)      (9,683,125)
                                                                                  ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                    (75,872)         (16,480)        (908,370)
  Proceeds from disposal of property and equipment                                             -                -           10,100
  Loan to Biofrontera                                                                          -                -         (193,683)
  Deposit on investment in Biofrontera                                                (1,819,950)               -       (1,819,950)
  Net bankruptcy adjustment                                                                    -                -          511,274
                                                                                  ---------------  ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (1,895,822)         (16,480)      (2,400,629)
                                                                                  ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs                  1,401,309        1,858,666        7,720,499
  Proceeds from issuance of Series A convertible preferred stock,
   net of stock issuance costs                                                                 -                -          272,535
  Prepayment for future warrant exercises, net                                           210,000                -          465,000
  Proceeds from notes payable - related party                                                  -                -        1,487,036
  Collections from stock subscriptions                                                         -                -          836,960
  Proceeds from settlement with Tampa Bay Financial                                            -                -          272,383
  Advances from Tampa Bay Financial, net                                                       -                -          384,581
  Principal payments on capital lease obligation                                         (84,383)         (59,350)        (355,313)
  Proceeds from convertible debenture and notes payable, net of costs                  1,417,850                -        1,917,850
  Repayments of notes payable                                                             (1,091)         (44,940)        (434,900)
                                                                                  ---------------  ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,943,685        1,754,376       12,566,631
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                          (495,658)         (80,211)         482,877
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIODS                                                                              978,535          265,921                -
                                                                                  ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIODS                                         $      482,877   $      185,710   $      482,877
                                                                                  ===============  ===============  ===============

(continued)

                             DNAPrint genomics, Inc.
                             -----------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                                                                                                     For the Period
                                                                                                                  December 10, 1998
                                                                                   For the Six      For the Six        (Date of
                                                                                   Months Ended     Months Ended       Inception)
                                                                                   June 30, 2005    June 30, 2004  to June 30, 2005
                                                                                  ---------------  ---------------  ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                                                 $            -   $            -   $            -
                                                                                  ===============  ===============  ===============
Interest paid                                                                     $       20,919   $       27,891   $      114,858
                                                                                  ===============  ===============  ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition of
 DNAPrint genomics, Inc. (Florida)                                                $            -   $            -   $    1,000,000
                                                                                  ===============  ===============  ===============
Common stock issued for related party notes payable                                            -   $            -   $    1,211,322
                                                                                  ===============  ===============  ===============
Unrealized loss on long-term investments                                          $            -   $            -   $     (222,443)
                                                                                  ===============  ===============  ===============
Common stock issued for land subsequently swapped for investment in Heroes, Inc.  $            -   $            -   $    2,000,000
                                                                                  ===============  ===============  ===============
Dividends paid in stock of Heroes, Inc.                                           $            -   $            -   $   (1,988,228)
                                                                                  ===============  ===============  ===============
Common stock issued for reorganization/court order
  arising from conversion of claim to stock                                       $            -   $            -   $   (2,905,000)
                                                                                  ===============  ===============  ===============
Conversion of Tampa Bay Financial advances to stock                               $            -   $            -   $      453,331
                                                                                  ===============  ===============  ===============
Equipment leased under capital lease                                              $            -   $       20,462   $      483,667
                                                                                  ===============  ===============  ===============
Deferred compensation on grants of stock options                                  $            -   $            -   $      925,350
                                                                                  ===============  ===============  ===============
Deferred compensation reduced for stock options cancelled                         $            -   $      (19,950)  $     (190,833)
                                                                                  ===============  ===============  ===============
Stock (issued)/to be issued for deferred compensation                             $            -   $            -   $    2,588,250
                                                                                  ===============  ===============  ===============
Debenture converted into common stock                                             $       91,000   $      107,000   $      401,000
                                                                                  ===============  ===============  ===============
Common stock issued for satisfaction of accrued expenses                          $            -   $      266,000   $      307,865
                                                                                  ===============  ===============  ===============
Warrants issued for stock issuance costs, notes payable fees and consulting       $      497,401   $       47,837   $      775,034
                                                                                  ===============  ===============  ===============
Intrinsic value of convertible debt and non-detachable warrants                   $    1,810,000   $                $    1,810,000
                                                                                  ===============  ===============  ===============
Acquisition of Trace Genetics for common stock and warrants                       $      318,283   $                $      318,283
                                                                                  ===============  ===============  ===============
Preferred stock issued for satisfaction of accrued expenses                       $            -   $            -   $      110,000
                                                                                  ===============  ===============  ===============

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


                                                                      Three months ended             Six months ended
                                                                           June 30,                       June 30,
                                                               ------------------------------  ------------------------------
                                                                    2005            2004            2005             2004
                                                               --------------  --------------  --------------  --------------
Net loss, as reported                                          $  (2,357,365)  $    (757,911)  $  (3,263,657)  $  (1,941,112)

Deduct:  Fair value of stock-based employee compensation costs       (20,205)         (7,944)        (23,076)        (15,888)
                                                               --------------  --------------  --------------  --------------
Pro forma net loss                                             $  (2,377,570)  $    (765,855)  $  (3,286,733)  $  (1,957,000)
                                                               ==============  ==============  ==============  ==============
Loss  per  share:
  Basic and Diluted - as reported                              $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                                               ==============  ==============  ==============  ==============
  Basic  and Diluted - pro forma                               $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                                               ==============  ==============  ==============  ==============

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

NOTE  B  -  GOING  CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital deficiency of approximately $4,013,380 (of which $3,350,412 is from a deriviative liability) at June 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P ("Dutchess"), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE  C  -  RESTATEMENT
In this amendment No. 1 to Form 10-QSB we determined there were certain derivative instruments that we were required to record as a fair value liability in accordance with Emerging Issues Task Force 00-19 that previously had been recorded as equity. Accordingly, we reclassified those derivatives and recorded a derivative liability of $3,350,412 and Redeemable Instruments of $250,000 at June 30, 2005 and a $1,383,906 loss on derivative contracts, net for the six months ending June 30, 2005.

NOTE  D  -  LOSS  PER  COMMON  SHARE

Common stock equivalents in the three- and six-month periods ended June 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

The following table summarizes our common stock equivalents outstanding at June 30, 2005 which may dilute future earning per share.

         Convertible notes **            355,391,667
         Convertible preferred stock **   51,334,702
         Warrants and options             81,010,362
                                         -----------
                                         487,786,731
                                         ===========

**The amount of shares the convertible notes and convertible preferred stock was estimated using the conversion price at June 30, 2005. The conversion price varies based upon the price of our common stock.

NOTE  E  -  TRACE  GENETICS  ACQUISITION

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

         Accounts  receivable              $  19,650
         Other  current  assets                9,810
         Fixed  assets                       140,629
         Goodwill  and  other  intangibles   293,137
                                           ----------
         Total  assets  acquired             463,226
                                           ----------
         Accrued  expenses  and  payables   (102,686)
         Capital  lease  obligation          (42,257)
                                           ----------
         Total  liabilities  assumed        (144,943)
                                           ----------
         Total  purchase  price            $ 318,283
                                           ==========

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

                                                                                                               For the
                                                                                                                Period
                                                   Three months ended             Six months ended          December 19,
                                                         June 30,                       June 30,            1998 (Date of
                                            ------------------------------  ------------------------------  inception) to
                                                  2005            2004            2005             2004     June 30, 2005
                                            --------------  --------------  --------------  --------------  --------------
Revenues                                    $     402,290   $     311,879   $     714,349   $     518,744   $   2,628,004
Net  loss                                   $  (2,386,748)  $    (858,676)  $  (3,403,385)  $  (2,042,077)  $ (22,183,811)
Basic and Diluted loss per share            $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)  $       (0.04)

NOTE  G  -  NOTES  PAYABLE,  CONVERTIBLE  DEBT  AND  LINE  OF  CREDIT

Dutchess  note

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess 25,000,000 shares of restricted common stock as an incentive shares, which were registered in July. The value recorded for these shares was $250,000 at June 30, 2005 and is recorded as a Redeemable Instrument on our Balance Sheet. The $65,000 fee was expensed as there was no basis to record as a discount. We also paid $52,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock", the proceeds from this note were allocated to embedded derivative features indexed to our common stock which were the convertible feature if the note is in default and the common stock issued as an incentive debenture. See Derivative Liabilities and Redeemable Instruments below. The resulting discount of $1,560,000 to the debt instrument is being amortized to interest expense over the term of this note using the effective method. Amortization during the six months ended June 30, 2005 amounted to $-0- on this note.

La  Jolla  Convertible  Debenture

On June 28, 2005, La Jolla Cove Investors, Inc. (La Jolla) exercised their right to increase their note by $250,000 with the same terms as the previous convertible debenture except the annual interest rate is two percent. We pay interest on a monthly basis with a principal balloon payment due on the maturity date of November 25, 2007. Per the agreement, La Jolla shall convert at least 5% of the face value of the debenture each calendar month into our common shares. The number of common stock shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by sixteen, minus the product of the conversion price multiplied by fifteen times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) $0.20 or (ii) 80% of the average of the five lowest daily value weighted average price of our common stock during the twenty trading days prior to La Jolla's election to convert. We have the right to reject a conversion if the stock price is below $0.50 per share. If we exercise this right, we then are obligated to pay the portion of the debenture the conversion notice was for plus applicable unpaid accrued interest and a premium equal to ten percent of those amounts.


Per the agreement, if La Jolla would be deemed the beneficial owner of more than 4.99% of the then outstanding share of our common stock, then La Jolla shall not have the right to convert any portion of this debenture that would exceed 4.99%

The non-detachable warrants must be exercised concurrently with the conversion of debt to common stock by La Jolla. La Jolla has the right to exercise warrants equaling fifteen times the dollar amount of the debenture being converted at an exercise price of $1.00. If La Jolla does not convert at least 5% of the warrants per month, then La Jolla will not be able to collect interest on the debenture for that month. The 3,750,000 warrants issued to La Jolla expire on November 25, 2007.

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

NOTE  H  -  DERIVATIVE  LIABILITIES  AND  REDEEMABLE  INSTRUMENTS

The balance sheet caption derivative liabilities consists of (a) embedded conversion features bifurcated from the Dutchess note and (b) the classification of all other convertible preferred stock, convertible debt and outstanding warrants that on their own contract terms were not considered to be a derivative but are required under EITF 00-19 to be recorded at fair value as a derivative liability because the embedded conversion feature of the Dutchess note may potentially result in our having indeterminable shares. At June 30, 2005, we reduced additional paid-in-capital by $916,505 to reclass the other convertible preferred stock, convertible debt and outstanding warrants from equity to a derivative liability based upon fair value. At June 30, 2005, these embedded derivative financial instruments are indexed to an aggregate of 363,466,667 shares of our common stock and the other convertible preferred stock, convertible debt and outstanding warrants are convertible into 102,807,564 shares of our common stock at June 30, 2005 and are carried at fair value.

The Dutchess note has a conversion feature that can be triggered only if we default on the note. This is because one of the default criteria in the note is that the registration statement for shares issued under the Dutchess Investment Agreement does not remain effective for any reason. Under EITF 00-19, it is deemed out of our control to maintain an effective registration statement; therefore we have to assume that we could possibly default on these notes. At the point of a default there is a conversion feature in the notes which then results in our recording a derivative liability.

The following tabular presentation set forth information about the derivative instruments for the six months ended June 30, 2005:

               Dutchess                                     Other
              Conversion     Convertible    Outstanding  Convertible
               Features   Preferred  Stock    Warrants       Debt         Total
             -----------  ----------------  -----------  -----------  -----------
Fair  value  $2,433,907   $       513,347   $  348,568   $   54,590   $ 3,350,412
Fair  value
adjustments,
loss                      $    (1,383,906)                        -   $(1,383,906)

Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model. Significant assumptions that were used for the embedded conversion features on the Dutchess note, other convertible debt and warrants, included: conversion or strike prices ranging from $0.0045 - $0.40; volatility factors ranging from 178% to 271%; terms remaining for all instruments ranging from seven months to four years; and risk free rates ranging from 3.35% to 3.77%.

The shares that were issued as incentive shares and are outstanding also fall under the derivative criteria in accordance with EITF 00-19 and we had to fair value the 25,000,000 shares of common stock issued as incentive shares in the Dutchess note and record them as Redeemable Instruments. At June 30, 2005, these shares were valued at $250,000. Since the note was dated June 30, 2005, there was no gain or loss on derivatives for the six months ended June 30, 2005.


NOTE  I  -  CERTAIN  EQUITY  TRANSACTIONS

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

Options  Granted
During June of 2005, we granted four-year options to purchase 15,000,000 shares of our common stock to three employees. These options have an exercise price of $0.02. At the date of grant the intrinsic value was -0-, therefore no expense was recorded for these options.

NOTE  J  -  COMMITMENTS

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and will issue 2.5 million shares of restricted common stock. The value recorded for these shares will be $225,000. We also paid $28,000 of fees to Athena. The total fees of $318,000 will be recorded as deferred financing fees and will be amortized to interest expense over the term of the note.

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

The approximately $72,000 increase in revenues for the three months ended June 30, 2005 compared to the same period in the prior year is a result of our ANCESTRYbyDNA revenues increasing by approximately $51,000, our paternity services increasing by approximately $40,000 and EURO-DNATM revenues increasing approximately $35,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We also recorded approximately $1,000 of revenues from our late June acquisition of Trace Genetics. This was offset by a decrease of approximately $49,000 from our genotyping services and $6,000 from our DNAWitness sales.

The  approximately  $106,000  increase in revenues for the six months ended June
30, 2005 compared to the same period in the prior year is a result of our ANCESTRYbyDNA revenues increasing by approximately $8,000, our paternity services increasing by approximately $79,000 and our EURO-DNATM revenues increasing approximately $43,000 compared to the same period in the prior year. These increases are due to our increased promotion and marketing of these services. We also recorded approximately $1,000 of revenues from our late June acquisition of Trace Genetics. This was offset by a decrease of approximately $18,000 from our genotyping services and $7,000 from our DNAWitness sales.

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

Amortization  of  Deferred  Financing  Fees

During the second quarter of 2005, we expensed $65,000 of financing fees paid to Dutchess that did not have any basis allocable to the fees, thus they were expensed. All other deferred financing fees will be amortized over the life of the La Jolla and Dutchess notes. There were no deferred financing fees amortization recorded during the three and six months ended June 30, 2004.

Foreign  Currency  Loss

During the three and six months ended June 30, 2005, we recorded a foreign currency loss of $12,400 and $25,060, respectively on a loan we made in Euros. Each period, we will record any gain or loss related to the foreign currency translation for that period. We did not have any foreign currency transactions during the first quarter of 2004.

Loss  on  Derivative  Contracts,  Net

During the three and six months ended June 30, 2005, we recorded a loss on derivative contracts of $1,383,906. This was the result of recording a derivative liability for the embedded conversion feature bifuracated from the Dutchess note at June 30, 2005.

There were no such derivatives for the three- and six-month period ended June 30, 2004.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital deficiency of approximately $4,013,380 (of which $3,350,412 was a derivative liability) at June 30, 2005, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of a note, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess funding will fund our operating activities through 2005. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants will be exercised and the put notices by Dutchess will be funded or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Item  3.Controls  and  Procedures
---------------------------------

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

During the second quarter of 2005, we issued a total of 13,883,830 shares of our common stock in conjunction with the Investment Agreement with Dutchess who is a "sophisticated investor".

During the second quarter of 2005, we issued a total of 133,687,099 shares of our common stock in conjunction with the convertible debenture and warrants with La Jolla who is a "sophisticated investor".


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
             ---------

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

Signature                             Title                           Date
---------                             -----                           ----

/s/  Richard  Gabriel          President and Chief               April 13, 2006
____________________           Executive  Officer
Richard  Gabriel

/s/  Monica  Tamborini        Chief Financial Officer            April 13, 2006
____________________
Monica  Tamborini