Form 10QSB
period 2006-03-31
DNAPRINT GENOMICS INC
filed 2006-05-15
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C.  20549

                                   FORM 10-QSB

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ____________ .


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

                                 (941) 366-3400
                                 --------------
                         (Registrant's Telephone Number)

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

                               YES (   )   NO ( X )

State the number of shares outstanding of each of the issuer's classes of common equity as of April 19, 2006.

                               346,060,689 SHARES


Transitional Small Business Disclosure Format:

                               YES (   )   NO ( X )

                             DNAPRINT GENOMICS, INC.
                             -----------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31,  2005      4

           Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2006 and 2005, and the period December 10, 1998
           (date of inception) to  March 31, 2006                                                 5

           Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005, and the period December 10, 1998 (date of inception)
           to March 31, 2006                                                                      6

           Notes to Condensed Consolidated Financial Statements                                   8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations 17

Item 3.    Controls and Procedures                                                               27

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings                                                                     27
Item 2.    Unregistered Sales of Equity Securities                                               28
Item 3.    Defaults Upon Senior Securities                                                       29
Item 4.    Submission of Matters to a Vote of Securities Holders                                 29
Item 5.    Other Information                                                                     29
Item 6.    Exhibits                                                                              29
           Signatures                                                                            29
           Certifications                                                                        30

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Statements in this Form 10-QSB Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Quarterly Report, under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB Annual Report, except as required by law.

Item 1.

                            DNAPrint Genomics, Inc.
                       (A Developmental Stage Enterprise)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            March 31, 2006    December 31,
                                                              (Unaudited)         2005
                                                            --------------  --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $     639,425   $   1,806,646
Accounts receivable (net of allowance for doubtful
accounts of ($8,740 for 2006 and 2005)                            283,347         101,852
Inventory, raw material                                            92,950         298,685
Deferred financing costs                                          129,055         118,335
Prepaid expenses and other current assets                          50,985         145,095
                                                            --------------  --------------
      Total current assets                                      1,195,762       2,470,613
                                                            --------------  --------------
PROPERTY AND EQUIPMENT (net of accumulated depreciation
and amortization of $826,242 for 2005 and $726,684 for 2005)    1,227,550       1,229,133
OTHER ASSETS:
Investment in Biofrontera                                       2,274,702       2,274,702
Goodwill and other intangibles                                    288,964         325,958
Other assets                                                        9,694           9,703
                                                            --------------  --------------
     Total other assets                                         2,573,360       2,610,363
                                                            --------------  --------------
TOTAL                                                       $   4,996,672   $   6,310,109
                                                            ==============  ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable                                            $   1,203,475   $   1,152,711
Accrued Expenses                                                  198,184         198,889
Deferred Revenue                                                  222,664         195,018
Accrued compensation expense                                      830,432         749,654
Notes payable at fair market value (net of discount
of $676,355 for 2006 and $3,332,374 for 2005)                   2,580,323         267,635
Notes payable to related parties                                  238,381         238,381
Capital lease obligation - current                                246,309         264,936
Derivative liabilities                                            384,853       6,981,306
                                                            --------------  --------------
      Total current liabilities                                 5,904,621      10,048,530
Capital lease obligation - long-term                              134,506         172,505
Convertible debentures - long-term (net of discount
of $990,144 for 2006 and $784,542 for 2005)                       248,856         126,458
                                                            --------------  --------------
       Total liabilities                                        6,287,983      10,347,493
                                                            --------------  --------------

Commitments (See Note G below)

Redeemable instruments                                                  -               -
                                                                        -          52,750
STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares
authorized, of which 50,000 shares are designated as Series A
Series A convertible preferred stock, 50,000 shares
authorized; 40,000 shares issued , -0- outstanding
at March 31, 2006 and 14,722 outstanding at December
31, 2005; $10 per share liquidation value                               -             147
Common stock, $.01 par value, 1,500,000,000 shares
authorized; 339,538,062 and 236,213,848 shares issued
and outstanding, for 2006 and 2005, respectively                3,395,382       2,362,140
Common stock subscribed (927,860 and 559,876 shares for
2006 and 2005, respectively                                         9,279           5,599
Additional paid-in capital                                     31,248,069      30,022,934
Accumulated other comprehensive loss                               (3,586)           (541)
Prepaid warrant exercises                                          90,000         120,000
Deferred stock compensation and consulting                        (78,622)        (94,374)
Deficit incurred prior to development stage                    (7,427,422)     (7,427,422)
Deficit accumulated during the development stage              (28,524,411)    (29,078,617)
                                                            --------------  --------------
      Total stockholders' deficit                              (1,291,311)     (4,090,134)
                                                            --------------  --------------
TOTAL                                                       $   4,996,672   $   6,310,109
                                                            ==============  ==============

See notes to consolidated financial statements.

                            DNAPrint Genomics, Inc.
                        (A Development Stage Enterprise)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                                                             For the Period
                                                                                               December 10,
                                                                  Three months ended              1998
                                                                        March 31,         (date of inception)
                                                            ------------------------------    to March 31,
                                                                 2006            2005            2006
                                                            --------------  --------------  --------------
REVENUES                                                    $     678,399   $     240,599   $   3,720,110
COST OF SALES                                                     533,177         149,940       2,596,676
                                                            --------------  --------------  --------------
Gross Profit                                                      145,222          90,659       1,123,434
                                                            --------------  --------------  --------------
OTHER OPERATING EXPENSES:
Research and development                                        1,950,274         302,169      12,718,324
Selling, general and administrative                               781,720         603,495      11,546,204
                                                            --------------  --------------  --------------
   Total  other operating expenses                              2,731,994         905,664      24,264,528
                                                            --------------  --------------  --------------
LOSS FROM OPERATIONS                                           (2,586,772)       (815,005)    (23,141,094)
                                                            --------------  --------------  --------------
OTHER INCOME (EXPENSES):
Interest expense                                                  (11,726)        (22,257)     (1,506,999)
Interest income                                                         -           5,423          15,974
Intrinsic value of convertible debt and non-detachable
warrants and debt discount amortization                        (1,070,779)              -      (3,523,863)
Amortization of deferred financing fees                           (75,176)              -        (431,385)
Sale of option to Orchid Biosciences                                    -               -         353,090
Loss on disposal of investments                                         -               -        (349,006)
Stock-based settlement expense                                          -               -        (152,437)
Foreign currency gain (loss)                                           81         (12,660)         (6,979)
Gain (loss) on derivative contracts, net                          974,124               -        (636,781)
Other expenses                                                          -         (61,793)       (481,157)
                                                            --------------  --------------  --------------
   Total other income (expenses) - net                           (183,476)        (91,287)     (6,719,543)
                                                            --------------  --------------  --------------
NET LOSS                                                    $  (2,770,248)  $    (906,292)  $ (29,860,637)
                                                            ==============  ==============  ==============
NET LOSS PER SHARE - Basic and Diluted                      $       (0.01)  $       (0.02)  $       (0.73)
                                                            ==============  ==============  ==============
SHARES USED IN COMPUTING NET
LOSS PER SHARE- Basic and Diluted                             282,425,147      49,570,238      40,785,584
                                                            ==============  ==============  ==============

See notes to consolidated financial statements.

                            DNAPrint Genomics, Inc.
                        (A Development Stage Enterprise)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                             For the Period
                                                             For the Three  For the Three   December 10, 1998
                                                             Months Ended    Months Ended  (Date of Inception)
                                                            March 31, 2006  March 31, 2005  to March 31, 2006
                                                            --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (2,770,248)  $    (906,292)  $ (29,860,637)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                   100,060          53,088         995,828
  Provision for bad debts                                               -               -          11,738
  Impairment of assets                                                  -               -         254,434
  Loss on disposal of investments                                       -               -          11,772
  Loss on disposal of property and equipment                            -               -           5,039
  Loss on foreign currency transaction                                  -          12,660           7,060
  Loss (gain) on derivative contracts, net                       (974,124)              -         636,782
  Amortization of deferred stock compensation and consulting       69,352          75,221       1,742,175
  Amortization of deferred compensation                                 -               -         919,792
  Amortization of deferred financing fees                          75,176               -         431,385
  Amortization of intangible assets                                61,735               -          61,735
  Common stock issued for interest expense on related
   party notes payable                                                  -               -       1,300,378
  Common stock issued for reorganization/court order                    -               -         343,000
  Common stock issued for services                                 29,895           2,918       2,370,011
  Common stock issued for bankruptcy settlement                         -               -          28,080
  Stock issued for settlement                                           -               -         152,437
  Intrinsic value of the convertible debt and non-detachable
   warrants and amortization of debt discount                   1,070,779               -       3,523,863
  Stock-based compensation                                              -               -       1,943,906
  Changes in operating assets and liabilities, net of effect of acquisitions:
      (Increase) decrease in receivables                         (183,764)        (83,246)         75,972
      (Increase) decrease in inventory                            207,567         (56,445)        (80,570)
      Decrease (increase) in prepaid expenses and other assets     94,696          29,826        (977,398)
      (Decrease) increase in accounts payable, deferred revenue
       and accrued liabilities                                    132,693         205,280       2,271,554
                                                            --------------  --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                          (2,086,183)       (666,990)    (13,831,664)
                                                            --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (99,070)              -      (1,055,164)
  Proceeds from disposal of property and equipment                      -               -          10,100
  Loan to Biofrontera                                                   -               -        (193,683)
  Deposit on investment in Biofrontera                                  -               -      (2,274,702)
  Payoff of Biofrontera loan                                            -               -         202,380
  Net bankruptcy adjustment                                             -               -         511,274
                                                            --------------  --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                             (99,070)              -      (2,799,795)
                                                            --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of
   stock issuance costs                                         1,842,606         631,093      12,625,021
  Proceeds from issuance of Series A convertible
   preferred stock, net of stock issuance costs                         -               -         272,535
  Prepayment for future warrant exercises, net                          -        (210,000)        120,000
  Proceeds from notes payable - related party                           -               -       1,487,036
  Collections from stock subscriptions                                  -               -         836,960
  Proceeds from settlement with Tampa Bay Financial                     -               -         272,383
  Advances from Tampa Bay Financial, net                                -               -         384,581
  Principal payments on capital lease obligation                  (56,571)        (59,320)       (535,130)
  Proceeds from convertible debenture and notes payable,
   net of costs                                                 1,076,925               -       5,679,920
  Repayments of notes payable                                  (1,843,331)              -     (3,403,322)
  Repayments of notes payable, related parties                          -               -       (467,443)
                                                            --------------  --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,019,629         361,773     17,272,541
                                                            --------------  --------------  --------------
Effect of exchange rate changes on cash                            (1,597)              -         (1,657)
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 (1,167,221)       (305,217)       639,425
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIODS                                                     1,806,646         978,535               -
                                                            --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIODS                   $     639,425   $     673,318   $     639,425
                                                            ==============  ==============  ==============

(continued)

                            DNAPrint Genomics, Inc.
                        (A Development Stage Enterprise)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                                             For the Period
                                                             For the Three  For the Three   December 10, 1998
                                                             Months Ended    Months Ended  (Date of Inception)
                                                            March 31, 2006  March 31, 2005  to March 31, 2006
                                                            --------------  --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                           $           -   $           -   $           -
                                                            ==============  ==============  ==============
Interest paid                                               $       7,063   $      14,237   $     134,833
                                                            ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition
of DNAPrint Genomics, Inc. (Florida)                        $           -   $           -   $   1,000,000
                                                            ==============  ==============  ==============
Common stock issued for related party notes payable         $           -   $           -   $   1,211,322
                                                            ==============  ==============  ==============
Unrealized loss on long-term investments                    $           -   $           -   $    (222,443)
                                                            ==============  ==============  ==============
Common stock issued for land subsequently swapped for
investment in Heroes, Inc.                                  $           -   $           -   $   2,000,000
                                                            ==============  ==============  ==============
Dividends paid in stock of Heroes, Inc.                     $           -   $           -   $  (1,988,228)
                                                            ==============  ==============  ==============
Common stock issued for reorganization/court order
  arising from conversion of claim to stock                 $           -   $           -   $  (2,905,500)
                                                            ==============  ==============  ==============
Conversion of Tampa Bay Financial advances to stock         $           -   $           -   $     453,331
                                                            ==============  ==============  ==============
Equipment leased under capital lease                        $           -   $           -   $     701,167
                                                            ==============  ==============  ==============
Deferred compensation on grants of stock options            $           -   $           -   $     925,350
                                                            ==============  ==============  ==============
Deferred compensation reduced for stock options cancelled   $           -   $           -   $    (190,833)
                                                            ==============  ==============  ==============
Stock (issued)/to be issued for deferred compensation       $           -   $           -   $   2,588,250
                                                            ==============  ==============  ==============
Debenture converted into common stock                       $       2,000   $      44,000   $     501,000
                                                            ==============  ==============  ==============
Common stock issued for satisfaction of accrued expenses    $           -   $           -   $     307,865
                                                            ==============  ==============  ==============
Warrants issued for stock issuance costs, notes payable
  fees and consulting                                       $      56,191   $     195,408   $   1,416,871
                                                            ==============  ==============  ==============
Intrinsic value of convertible debt and non-detachable
  warrants and debt discount                                $     705,000   $               $   6,775,000
                                                            ==============  ==============  ==============
Acquisition of Trace Genetics for common stock and warrants $           -   $               $     490,283
                                                            ==============  ==============  ==============
Implementation of SFAS 155, adjustment to beginning
retained earnings which was offset to derivative
liabilities or redeemable shares                            $   3,324,454   $           -   $   3,324,454
                                                            ==============  ==============  ==============
Conversion of preferred stock to common stock               $     235,513   $           -   $     235,766
                                                            ==============  ==============  ==============
Preferred stock issued for satisfaction of accrued expenses $           -   $           -   $     110,000
                                                            ==============  ==============  ==============
Derivative liability for warrants, convertible feature of
preferred stock and convertible feature for certain
convertible debt reclassed from equity due to SFAS 133
derivative indeterminate shares                             $           -   $           -   $     916,505
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

See notes to consolidated financial statements

                             DNAPRINT GENOMICS, INC.
                             -----------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -----------


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint Genomics, Inc. ("DNAP Utah") was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint Genomics,
Inc. a Florida corporation ("DNAP Florida"). On June 17, 2005, we acquired Trace Genetics, Inc. ("Trace Genetics"). DNAP Florida and Trace Genetics specialize in the research and development of genomic products and provide scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine. On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. ("Kenna"). Kenna develops software and related technologies for building computational models that mimic complex biological systems. On November 30, 2005, we acquired certain assets of a Canadian company which are used in our drug and diagnostic discovery business. We formed Ellipsis Biotherapeutics Corporation ("Ellipsis") a Toronto-based corporation to acquire these assets. As a result of these acquisitions, the accompanying consolidated financial statements include the accounts of DNAP Utah and all of its wholly-owned operating subsidiaries (collectively referred to as "we", "us", "our", "DNAP"). All significant intercompany accounts and balances have been eliminated in consolidation.


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

BASIS  OF  PRESENTATION
-----------------------

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2006 and 2005, and the period December 10, 1998 through March 31, 2006, (b) the financial position at March 31, 2006, and (c) cash flows for the three-month periods ended March 31, 2006 and 2005, and the period December 10, 1998 through March 31, 2006, have been made.

The unaudited condensed consolidated interim financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made herein are adequate to make the information contained herein not misleading. The accompanying condensed consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

The results of operations and cash flows for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2006.

STOCK-BASED  EMPLOYEE  COMPENSATION
-----------------------------------

On January 1, 2006, we implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), we used the modified prospective application ("MPA"). MPA requires us to account for all new stock compensation to employees using fair value and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, we recognized the compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006. The fair value for these awards are determined based on the grant-date.

We have a stock option plan that provides for the granting of stock options and awards to officers, and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. The number of shares of stock authorized under the 2001 Scientist Stock Option Plan plan is 77,630,000. Options are typically granted at the fair market value of the stock price on the date of grant. The vesting of each grant is determined by the Board of Directors at the time the options are granted. The vesting period typically ranges from immediate vesting to vesting over a four-year period and the options typically have an expiration term of ten years. We have granted options to acquire 1,594,022 shares of common stock that are not in this plan and were granted to an employee as a sign on bonus and a director at the time he joined our board.

The following information is presented for the non-vested stock options for the three months ended March 31, 2006:

                                                   Number of Shares          Weighted Avg. Grant-date Fair Value
                                                   ----------------          -----------------------------------
Non-vested stock options at December 31, 2005          600,000                       $      0.02
Granted during the period                              400,000                       $      0.02
                                                   ----------------
Non-vested stock options at March 31, 2006           1,000,000                       $      0.02
                                                   ================

There  were no options that vested during the three months ended March 31, 2006.

The following information is presented for the stock option activity for the three months ended March 31, 2006:


                                                        Weighted Average    Weighted Average
                                           # of shares   Exercise Price  Remaining Contract Life  Aggregate Intrinsic Value
                                           -----------  ---------------  -----------------------  -------------------------
Outstanding at December 31, 2005:          66,666,112   $         0.04
Granted                                       400,000             0.03
                                           ----------
Outstanding at March 31, 2006              67,066,112   $         0.04          9.5 years                 $294,854

Outstanding exercisable at March 31, 2006  66,066,112   $         0.04          9.3 years                 $293,714
                                           ==========


The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 173%, risk-free interest rates of 4.67%, and expected lives of 5 years.

In accordance with SFAS 123(R), during the three months ended March 31, 2006, we recognized compensation expense of $4,843 for the fair value of stock options over the vesting period. Due to our net loss position, there was no tax effect recognized. There was no impact on our net loss per share for this additional expense.

At March 31, 2006, we have $17,599 of unrecognized compensation costs related to non-vested awards and we expect to recognize this expense by the end of 2006.

During 2005, we accounted for the stock options issued to employees, by applying the intrinsic value-based method of accounting prescribed by Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123(R), for the three months ended March 31, 2005:

                             Three months ended March 31, 2005
                             ---------------------------------

 Net loss, as reported                                                $(906,292)

 Deduct:  Fair value of stock-based employee compensation costs          (2,871)
                                                                      ----------
 Pro forma net loss                                                   $(909,163)
                                                                      ==========
 Loss per share:
     Basic and Diluted - as reported                                  $   (0.02)
                                                                      ==========
     Basic  and Diluted - pro forma                                   $   (0.02)
                                                                      ==========

DERIVATIVE  AND  OTHER  FINANCIAL  INSTRUMENTS
----------------------------------------------

On January 1, 2006, we implemented SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". This statement allowed us to elect fair value measurement of our financial instruments on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated.

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, our notes outstanding with Dutchess have certain derivatives such as:

- embedded conversion features that are indexed to our common stock (if we were to default on the notes)
- embedded conversion features in the convertible debentures that are indexed to our common stock

We elected to implement SFAS 155 on our notes payable instruments with Dutchess that we executed during October 2005, December 2005 and March 2006. For these financial instruments we valued the financial instrument as a whole at fair value and did not bifurcate the embedded conversion features.

We elected to not implement SFAS 155 for the notes payable to Dutchess that we executed during June 2005 and August 2005, and the embedded conversion features were bifurcated and accounted for separately. For these financial instruments, net-cash settlement was assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. These bifurcated financial instruments were initially recorded at fair value as a derivative liability and subsequently adjusted to fair value at the close of each reporting period with any difference recorded as a gain or loss on derivatives in our Statement of Operations. If any of the derivatives could potentially result in our having indeterminable shares (i.e. from a conversion price that is indexed to our stock), we then are required per Emerging Issues Task Force ("EITF") 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock to classify all of our outstanding warrants at fair value as a derivative liability. The initial entry to record the derivative liability for these outstanding warrants is offset to paid-in capital. At each subsequent reporting period, we continue to record these instruments at fair value as a derivative liability with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares.

INTANGIBLE ASSETS
-----------------

Intangible assets are comprised of non-compete employment agreements, customer base and data bases arising from the Trace Genetics, Inc. acquisition and technology rights from the Ellipsis and Kenna acquisitions. We apply SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. SFAS 142 requires, among other things, an annual impairment test for goodwill and intangible assets with indefinite lives. Goodwill is not amortized; however the other intangibles we acquired are amortized using the straight-line method over their estimated useful lives.

During 2006, we allocated the goodwill and intangibles that were recorded related to the Trace Genetics acquisition to non-compete employment agreements, customer base and databases. The total amount of intangibles of $269,827 will be amortized over a three- to five-year period. At March 31, 2006, our other intangible assets excluding goodwill were as follows:

     Technology  Rights               $  54,351
     Non-compete  agreements            185,298
     Customer  base                      22,539
     Databases                           61,989
                                      ---------
     Total  other  intangibles          324,177
     Accumulated  Amortization          (63,173)
                                      ---------
                                      $261,004
                                      =========

The amortization of the technology rights for the three months ended March 31, 2006 and 2005, respectively was $61,735 and $-0-. The estimated amortization expense is $67,157 for the remainder of 2006, $89,542 for 2007, $58,666 for 2008, $27,778 for 2009 and $17,861 for 2010.

NOTE  B  -  GOING  CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of $4,708,859 (of which $384,853 was from a derivative liability) at March 31, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P ("Dutchess"), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the put notices to Dutchess and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2006. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue and the put notices to Dutchess will be funded, or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three-month periods ended March 31, 2006 and 2005 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding. The shares used in computing the net loss per share have been adjusted for the twenty-for-one reverse stock split that occurred on July 12, 2005.

The  following  table  summarizes  our  potential  common  stock shares that are issuable upon the exercise of warrant and options and conversion of debt to common stock at March 31, 2006 and 2005 which may dilute future earnings per share.
                                      March  31,  2006     March  31,  2005
                                     -----------------     ----------------

              Convertible notes **          84,021,380          3,650,000
              Warrants and options          85,037,478         63,715,379
                                     -----------------     ----------------
                                           169,058,858         67,365,379
                                     =================     ================

**The number of common stock shares the convertible notes could be converted into was estimated using the conversion price at March 31, 2006 or March 31, 2005 as applicable. The conversion price varies based upon the price of our common stock.

NOTE D - NOTES PAYABLE AND CONVERTIBLE DEBT

DUTCHESS  NOTES
---------------

On March 6, 2006, we issued to Dutchess a promissory note in the amount of $1,500,000 for a purchase price of $1,200,000. The difference of $300,000 was recorded as a discount on debt and will be amortized to interest expense over the one-year term of the note. The note is due and payable in full on March 6, 2007. Other than the $300,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (See Note F below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on March 6, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess' option at a conversion price of $0.01. The $65,000 fee was included in the calculation to allocate the fair market value to the March note payable and convertible debenture transaction. We recorded this transaction in accordance with SFAS 155, "Accounting for Certain Hybrid Financial Instruments". We also paid $48,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

The discount of $336,093 to the debt instrument and the $312,773 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.

If there is an event of default with any promissory note to Dutchess, Dutchess has the right to convert the remaining principal at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date. At March 31, 2006, there was no event of default.

DUTCHESS  SECURITY  AGREEMENT
-----------------------------

All of the Dutchess notes are secured by a security interest in substantially all of our assets. In each of the Dutchess note agreements, at maturity, if there is any unpaid amounts, Dutchess can exercise its right to increase the outstanding amount by ten percent and an additional two and one-half percent per month.

NOTE  E  -  DERIVATIVE  LIABILITIES  AND  REDEEMABLE  INSTRUMENTS

On January 1, 2006, we implemented SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which allows us to elect fair value measurement of our financial instruments on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated.

We elected to implement SFAS 155 on our notes payable instruments with Dutchess that we executed during October 2005, December 2005 and March 2006. For these financial instruments, we valued the financial instrument as a whole at fair value and did not bifurcate the embedded conversion features.

The implementation of SFAS 155 resulted in us recording a cumulative effect adjustment to increase the beginning retained earnings of $3,324,454 for the gross gain adjustment to record certain financial instruments as a whole at fair market value.

We elected not to implement SFAS 155 for the notes payable to Dutchess that were executed in June 2005 and August 2005, and the embedded conversion features were bifurcated and accounted for separately. For these financial instruments, net-cash settlement was assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. These bifurcated financial instruments were initially recorded at fair value as a derivative liability and subsequently adjusted to fair value at the close of each reporting period with any difference recorded as a gain or loss on derivatives in our Statement of Operations. During the three months ended March 31, 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

At March 31, 2006, the balance sheet caption derivative liabilities is the result of recording the outstanding warrants at fair market value. In accordance with EITF 00-19, we are required to record the outstanding warrants at fair market value if any financial instrument has a conversion feature that is indexed to our common stock that may potentially result in our having indeterminable shares. The initial entry to record the derivative liability for these outstanding warrants is offset to paid-in capital. At each subsequent reporting period, we continue to record these instruments at fair value as a derivative liability with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares. During the three months ended March 31, 2006, we recorded a loss on derivative liabilities of $71,567 related to recording the warrants at fair value during this reporting period. The outstanding warrants are convertible into 17,971,366 shares of our common stock at March 31, 2006.

During the three months ended March 31, 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model.

NOTE F - OTHER EQUITY TRANSACTIONS

Reverse stock split
-------------------

All share data in these financial statements have been restated to reflect the twenty-for-one reverse stock split that occurred on July 12, 2005.

Dutchess  Put  Notices
----------------------

On September 28, 2004, we entered into an investment agreement with Dutchess, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period. The Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice. During the three months ended March 31, 2006, we exercised put notices in accordance with our agreement and received $1,843,331 of cash proceeds for which we issued 86,122,535 shares of our common stock to Dutchess. For the three months ended March 31, 2006, all of the proceeds totaling $1,843,331 from these puts were used to reduce the notes payable outstanding with Dutchess.

Conversion of Debenture and Exercise of Warrants
------------------------------------------------

During the three months of 2006, La Jolla converted $2,000 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 30,000 shares of our common stock. The combined transactions resulted in us issuing 2,909,090 shares of our common stock and we reduced the prepaid warrant account by $30,000.

Investor  Relations  Agreement
------------------------------

On February 22, 2006, we entered into an investor relations agreement with an investor relations firm to increase investor awareness of our Company. For these services, we paid $75,000 and issued 2 million shares of our common stock. The 2 million shares of common stock was valued at quoted market price for a value of $53,600 which is being expensed to administrative expense over the three-month term of the agreement.

Stock  Subscribed
-----------------

During the first quarter of 2006, we issued 497,053 of our common stock that was issuable at December 31, 2005.

Stock  issued  for  consulting
------------------------------

During the three months ended March 31, 2006, we recorded $21,844 of consulting expense for 862,537 shares of our common stock which are recorded in the stock subscribed equity account at March 31, 2006. These shares had a quoted market price of $0.025 per share.

Fair  Market  Value  of  Options
--------------------------------
During the three months ended March 31, 2006, we recorded compensation expense of $4,843 for stock options that the requisite service was performed during the first quarter of 2006. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R).

Preferred  Stock  Converted  to  Common  Stock
----------------------------------------------

On January 11, 2006, 14,722 shares of our preferred stock outstanding were converted to 11,651,761 shares of our common stock.

Intrinsic  Value  of  Convertible  Debt
---------------------------------------

During the first quarter of 2005, we recorded $71,034 for the intrinsic value of our convertible incentive debentures.

NOTE  G  -  COMMITMENTS

RESEARCH  SPONSORSHIP  AND LICENSE  AGREEMENT  WITH  HARVARD MEDICAL  SCHOOL
----------------------------------------------------------------------------

On January 24, 2006, we entered into an exclusive research sponsorship and license agreement with Harvard College. The license provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The sponsored research payments total approximately $2.5 million and will be paid in quarterly installments of approximately $208,333 over approximately three years. At March 31, 2006, we have $2.3 million remaining on these sponsored research payments.

Under the license we have the exclusive right to develop market and sell products and services derived from the research. We will owe royalties of six percent on the net sales of products and services covered by this license and thirty percent of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the license term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments. Additionally, we paid a fee of approximately $100,000 for previously incurred patent costs and are responsible for paying the costs associated with patent expenses during the license term.

RESEARCH  SPONSORSHIP  AGREEMENT
--------------------------------

Effective January 1, 2006, we entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences for sponsored research in connection with the synthesis and testing of certain compounds as possible human medications for drug abuse, attention deficit hyperactivity disorder, and depression. We had previously licensed exclusive rights to the compounds from a researcher on October 19, 2005 under an exclusive licensing agreement. The sponsored research payments total $300,000 and will be paid in monthly installments of $25,000 over one year. We will acquire all intellectual property associated with the research results. At March 31, 2006, we have a remaining obligation of $225,000 for these monthly installments.

NOTE  H  -  CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

NOTE  I  -  SUBSEQUENT  EVENTS

DUTCHESS  PUT  NOTICES
----------------------

From April 1 to April 28, 2006, we exercised put notices in accordance with our agreement with Dutchess and received $163,550 of cash proceeds for which we issued 8,851,579 shares of our common stock to Dutchess. We used all of these proceeds to pay principal payments on our notes payable with Dutchess.

DUTCHESS  NOTES  PAYABLE
------------------------

On April 17, 2006, we issued to Dutchess a promissory note in the amount of $1,470,000 for a purchase price of $1,175,000. The difference of $295,000 was recorded as a discount on debt and will be amortized to interest expense over the one-year term of the note. The note is due and payable in full on April 17, 2007. Other than the $295,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note F above). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $320,000 payable on April 17, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess' option at a conversion price of $0.01. The $65,000 fee will be included in the calculation to allocate the fair market value to the April note payable and convertible debenture transaction. We will record this transaction in accordance with SFAS 155, "Accounting for Certain Hybrid Financial Instruments". We also paid $47,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-QSB Quarterly Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Quarterly Report, under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resources issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB Quarterly Report, except as required by law.

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2005 and March 31, 2006 and the financial statements for the three months ended March 31, 2006 and 2005 included with this Form 10-QSB.

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

Allocation  of  Research  and  Development  Costs
-------------------------------------------------

We allocate costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. We base the labor time on time cards submitted each pay period by the employees. We record inventory for our raw materials. As raw materials are used, they are charged to research and development expense based upon actual usage for research and development. We continue to refine our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative. As we hire employees, the department in which the employee is hired will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development, the allocation to research and development for other administrative costs will increase because labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease because the labor effort percentage for research and development will have decreased. Changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

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

Derivatives
-----------

We have reviewed our contracts and financial instruments to determine what derivatives and embedded derivatives we may have. We have then reviewed these derivatives and embedded derivatives to determine if they should be recorded as equity or a derivative liability valued at fair value. Judgment is used to apply the criteria of Statement of Financial Accounting Standards No. 133 and No. 155 and Emerging Issues Task Force 00-19 to the derivatives. Also judgment and estimates are required to determine the fair value of the derivative liabilities and the fair market value of the financial instrument as a whole. Although the Company's management believes that the estimates and assumptions used are reasonable, actual results may differ from these estimates under different assumptions or conditions.

                                     Summary
                                     -------

Although we have been in existence for a number of years, we continue to be a development company while we develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts to initiating and developing our planned principal operations in our pharmacogenomics products. We generate revenues in our consumer, forensic and services products, but these products have not yet resulted in the generation of significant revenues. Our revenue for the first quarter of 2006 has increased over the fourth quarter of 2005 in sales of our ancestry product, ANCESTRYbyDNA(TM) and genotyping services. The increase in genotyping is the result of our acquisition of Ellipsis assets late in 2005. Our consumer revenues increased as a result of the revenue contribution from Trace Genetics which we acquired during mid-2005 and sales generated from news stories and television shows. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

In our pharmacogenomics area, we have established a strategic alliance with Beth Israel Deaconess Medical Center ("Beth Israel") to develop a new, more potent and longer acting form of the anemia drug Erythropoietin ("EPO"). EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count. Under the agreement, Beth Israel has granted us an exclusive license to United States and foreign patents related to certain forms of EPO. We have the right to develop, use, market and sell products derived from the licensed patents. We have also entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. During late June 2005, we entered into a collaborative research agreement with Beth Israel to provide three researchers to us to conduct certain research work related to our EPO research.

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

We entered into an exclusive license agreement (the "Harvard License") with Harvard College through the Laboratory for Translational Research at Harvard
Medical School. The Harvard License provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. Under the Harvard License, we have the exclusive right to develop market and sell products and services derived from the research.

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences ("MCPHS"), under which Dr. Mark Froimowitz will lead at MCPHS a research project that relates to the compounds that we license from him. The area of research is the synthesis and testing of monoamine transporter inhibitors as possible human medications for drug abuse, for ADHD, and for depression. The specific research covered by this agreement is the synthesis of quantities of compounds sufficient for animal testing, including developing methods for the resolution or chiral synthesis of compounds.

We continue work on OVANOME(TM), a Taxol screening diagnostic test, and STATINOME(TM), a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. Our OVANOME technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida.

We have an agreement with our Scientific Advisory Board member, to continue collaboration with us to develop commercial tests for genetic ancestry and particular physical phenotypes. We continue to work with him on upgrading our current ancestry products.

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products and services; 2) introduce new and expanded products and services in the consumer and forensic markets; 3) promote our genotyping and paternity services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services. We expect to add personnel in the laboratory and in administration, as growth warrants. Capital expenditures needed for the next twelve months are discussed below under the section entitled "Liquidity and Capital Resources".

The following discussion of our historical financial results should be read against this background.

                              RESULTS OF OPERATIONS
Three  months  ended March 31, 2006 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2005
----

Revenues  and  Cost  of  Sales
------------------------------

During the three months ended March 31, 2006 and 2005, revenues were $678,399 for 2006 and $240,599 for 2005, respectively. A $437,800 increase in revenues for the first quarter of 2006 compared to 2005 is a 182% increase. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $222,664 as of March 31, 2006. Deferred revenue resulted from some consumer product testing that was not complete as of March 31, 2006. These amounts will be recognized as revenue in the second quarter of 2006.

The approximately $438,000 increase in revenues for the three months ended March 31, 2006 compared to the same period in the prior year is mainly the result of our genotyping revenue increasing by approximately $227,000, our ANCESTRYbyDNA
(tm) revenues increasing by approximately $175,000, our MtDNA (tm) revenues increasing approximately 28,000, Y SNP revenues increasing approximately $22,000 and EURO-DNA (tm) revenues increasing approximately $12,000 compared to the same period in the prior year. These increases were offset by a decrease of approximately $38,000 from our paternity services. In addition, we had approximately $12,000 of other revenues.

Genotyping sales were generated primarily through work with universities with two consumers being our major clients of these services during 2006. The increase of genotyping services of approximately $227,000 during the first quarter of 2006 compared to the same period in 2005 was the result of the revenue from our acquisition of Ellipsis during late 2005. Two customers accounted for approximately $209,000 of our genotyping sales during the first three months of 2006.

During the first quarter of 2006 compared to the same period in 2005, sales of our consumer products increased approximately $237,000. This is due to increased awareness and interest in genealogy. We have been featured in several articles and television spots which has resulted in an increase in sales of our consumer products during this quarter. Also, we currently have seven distributors that sell our consumer products. We use our distributors as well as Internet and paper-based publication advertising (i.e. through Google and Family Tree magazine) to grow sales of our consumer products. Our consistent sales come through our distributors. We will also continue to pursue adding distributors to increase our sales volume of our consumer products. One of our distributors accounted for approximately $99,000 of sales during the first three months of 2006.

During the first quarter of 2006 compared to the same period in 2005, sales of our paternity services decreased by approximately $38,000. During 2005, we had one customer that accounted for the majority of our paternity revenue, and toward the end of 2005, this customer found an alternative source for this service. We do not expect our paternity services to be a large revenue generator for us in 2006 as we are focusing our marketing efforts on our consumer products.

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

Cost of sales increased $383,237 during the first quarter of 2006 compared to the same period in 2005. This was a result of increased revenues during the first quarter of 2006 compared to the same period in 2005. The cost of sales as a percentage of revenue was 79% for the first quarter of 2006 compared to 62% for the first quarter of 2005. The increase in cost of sales as a percentage of revenues is due in part to our refinement of our estimate and allocation of research and development costs. Also, our genotyping services have a lower gross profit margin than our consumer products. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research  and  Development  Expenses
------------------------------------

For the three-month periods ended March 31, 2006 and 2005, our research and development costs were $1,950,274 and $302,169, respectively. The increase of $1,648,105 in research and development expense in the first quarter of 2006 compared to the same period in 2005 resulted primarily from $678,000 of costs invested in our EPO project, $75,000 invested in our ADHD project, $22,000 invested in our Statinome project, $365,000 invested in our diabetes project and $106,000 invested in research samples used to expand our current products, and increase of labor costs of $126,000. The remaining increase of $276,000 was the cost of increased research performed on our other current products and allocation of administrative costs.

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

In order to advance our pharmacogenomic products to commercialization, our development costs for these products will increase in 2006. We have the following commitments which will increase our research and developments costs in the future.

We entered into a license agreement with Beth Israel for EPO. In exchange for the license, we agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay
Beth Israel an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide.

We entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month, five annual incentive payments of $25,000 each, and certain milestone payments totaling $125,000 linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.

We entered into a collaborative research agreement with Beth Israel to provide three researchers to us to conduct certain research work related to our EPO research. We have $141,000 remaining to be paid.

We entered into an exclusive licensing agreement with Dr. Mark Froimowitz to develop a series of compounds targeting the clinical development of enhanced
pharmaceuticals   for  the  treatment  of  drug  addiction,   ADHD  and
depression. We are obligated to pay the licensor a two percent (2%) quarterly royalty fee on the net sales of products covered by the license. Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties. Additionally, the license requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The license's initial five-year term is supplemented by options capable of extending the license term for up to twenty years.

We entered into an exclusive research sponsorship and license agreement (the "Harvard License") with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard License provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The remaining sponsored research payments total approximately $2.3 million and will be paid in quarterly installments of approximately $208,333 over approximately three years.

Under the Harvard License, we have the exclusive right to develop, market and sell products and services derived from the research. We must pay the Licensor a six percent (6%) royalty on the net sales of products and services covered by the License and thirty percent (30%) of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the Harvard License term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments.

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences ("MCPHS"), under which Dr. Mark Froimowitz. We have $225,000 of payments to MCPHS remaining for this research work.

We have begun development of our new licensed technology from Beth Israel Deaconess Hospital (BIDMC), known as 'Super' EPO, which we anticipate will be used to treat kidney dialysis, cancer patients and immune transplant patients for anemia, and we anticipate spending between $500,000 and $800,000 in development costs to advance the product technology to a pre-clinical development stage during 2006. Following the pre-clinical development program in 2006, we expect to file an Investigational New Drug Application with the FDA during late 2006 or during 2007 with the hopes of commencing human clinical trials sometime thereafter. At that point, our requirement for funding will increase significantly, but also our technology will advance dramatically from a laboratory product into a product in development.

During 2006, we will also review the entire BIDMC patent estate and determine if any of the other patents available to us under the licensing agreement may be partnered, joint ventured, sub licensed or otherwise exploited to help offset the cost of Super EPO development.

In addition, we have instituted a clinical development program at the Moffitt Cancer Research Center in Tampa, Florida.

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

Selling, general and administrative expenses increased $178,225 for the first quarter of 2006 compared to the first quarter of 2005. The selling, general and administrative expenses increase of approximately $178,000 was primarily the result of increased advertising, marketing materials and investor relations costs of approximately $91,000; the remaining increase of approximately $78,000 is mainly due to the administrative costs added from our Ellipsis and Trace Genetics acquisitions in mid-to-late 2005.

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

Interest  Expense
-----------------

During the three months ended March 31, 2006, we recognized a decrease of $10,531 of interest expense compared to the same period in the prior year. The decrease in interest expense for the three-month period ended March 31, 2006 compared to the prior year is a result of a lower La Jolla convertible debenture balance during 2006 compared to 2005 as La Jolla exercised its conversion rights each month during 2005.

Interest  Income
----------------

During the first quarter of 2005, we recorded interest income of $5,423 on a loan with Biofrontera, a German company. This loan was paid off during 2005. We did not have any loans payable to us during 2006.

Intrinsic  Value  of  Convertible  Debt  and  Non-detachable  Warrants  and Debt
--------------------------------------------------------------------------------
Discount  Amortization
----------------------

We recorded an interest expense of $1,070,779 pertaining to the intrinsic value of convertible debt and non-detachable warrants and debt discount amortization during the first quarter of 2006. We expect this expense to continue throughout 2006 as we are currently funding our operating cash flows through notes payable with Dutchess.

Amortization  of  Deferred  Financing  Fees
-------------------------------------------

During the first quarter of 2006, we recorded $75,176 of deferred financing fees related to the La Jolla debenture and Dutchess notes. We expect this expense to continue throughout 2006 as we are currently funding our operating cash flows through notes payable with Dutchess.

Foreign  Currency  Gain(Loss)
-----------------------------

During the three months ended March 31, 2005, we recorded a foreign currency loss of $12,660 on a loan we made in Euros. This loan was paid off during 2005. During the first quarter of 2006, we had an $81 foreign currency gain related to our Canadian subsidiary.

Gain  (loss)  on  Derivative  Contracts,  Net
---------------------------------------------

During the three months ended March 31, 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

During the three months ended March 31, 2006, we recorded a loss on derivative liabilities of $71,567 related to recording the warrants at fair value during this reporting period.

During the three months ended March 31, 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

There  were no such derivatives for the three-month period ended March 31, 2005.

Other  Expense
--------------

During 2005, we incurred $61,793 of costs related to a potential acquisition of Biofrontera that was not completed.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

General
-------

During the first three months of 2006, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the three months ended March 31, 2006 was $2,086,183. We also had principal payments on capital lease obligations of approximately $57,000 and purchases of laboratory equipment of approximately $99,000. The resulting cash shortfall was financed primarily through proceeds from convertible debentures and notes payable of $1,076,925, net of costs. The repayments of notes of $1,843,331 was financed by the Dutchess puts which resulted in proceeds from common stock of $1,842,606, net of stock issuance costs.
Based upon our current plans, we will continue to focus on increasing market awareness of our products and developing sales for our currently available consumer products and genotyping services.

Although consumer products and genotyping services are cornerstones of our technology, our single largest opportunity remains applying our technology for the benefit of patients. Management has developed and has begun to implement a global strategy for our growth and development in the pharmaceutical market. Our strategy is to partner certain specialized tasks rather than create them internally. Developing a pharmaceutical product is a long, complex and diverse mission. It requires a multitude of diverse scientific expertise and technologies. This is complicated further by recent FDA promulgations that we believe will compel the pharmaceutical industry to develop genetic specific drugs that are more efficacious.

As discussed in the research and development section above, we will continue to have increased research and development costs during 2006 and beyond. See the discussion in the research and development section for the specifics of these costs and discussions of our current strategic alliances.

We continue to fund our operations and research and development through the notes payable proceeds we receive from Dutchess. On March 6, 2006, we issued to Dutchess a promissory note in the amount of $1,500,000 for a purchase price of $1,200,000. The note is due and payable in full on March 6, 2007. Other than the $300,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement.

On April 17, 2006, we issued to Dutchess a promissory note in the amount of $1,470,000 for a purchase price of $1,175,000. The note is due and payable in full on April 17, 2007. Other than the $295,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement.

In connection with the notes, we paid Dutchess a facility fee of $130,000 and convertible debentures totaling $650,000. We also paid approximately $95,000 of fees to Athena.

In order to continue to use our $35 million funding facility with Dutchess Equity Partners to fund our operations and complete future acquisitions, during April 2006 we filed a registration statement to register 600,000,000 shares of our common stock for this facility. The registration statement was declared effective on May 1, 2006.

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

We have formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine. This new company will be focused on pharmacogenomics -- personalized medicine based on a patient's DNA. To finance our pharmacogenomics products, we will also be seeking funding for DNAPrint Pharmaceuticals.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the minimum conversions of the outstanding debenture into common stock, the related exercise of the non-detachable warrants and the Dutchess agreement will fund our operating activities through 2006. The Dutchess agreement will provide up to approximately $31 million in additional cash in the future to fund future acquisitions, if any, and provide operating cash flow. If our share price is sufficiently low, or if any number of adverse factors or events occur, we will not have enough equity to complete future acquisitions or possibly to continue operations beyond 2006. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of $4,708,859 (of which $384,853 was a derivative liability) at March 31, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of notes, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues, and we anticipate, but cannot assure, that our existing funding sources will fund our operating activities through 2006. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

We are actively seeking to acquire or lease a new building that has 5,000 to 10,000 square feet with additional expansion potential. We estimate that lease costs will be between $18 and $25 per square foot. This does not include leasehold improvements or other associated costs such as utilities, taxes and maintenance. The initial build out of 7,000 square feet is estimated at approximately $780,000, which includes laboratory, office and warehouse space. Additional costs for equipment, furniture and fixtures are estimated at approximately $250,000. Timing of the incurrence of the expense will depend upon the length of time required to find the appropriate facility.

In addition, it is anticipated that new laboratory and computer equipment will be purchased during 2006. Computer purchases for programming, modeling and business use are estimated at approximately $100,000 and scientific and business programs and software at approximately $50,000. Capital expenditures for laboratory equipment are estimated at approximately $250,000 during 2006.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

As  of  March  31,  2006,  we  have  no  off-balance  sheet  arrangements.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES
          -------------------------------------------

Issuance  of  Unregistered  Securities
--------------------------------------

During the first quarter of 2006, we issued a total of 86,122,535 shares of our common stock in conjunction with the Investment Agreement with Dutchess who is a "sophisticated investor". We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the first quarter of 2006, we issued a total of 640,828 shares of our common stock in exchange for services valued at approximately $14,040. These shares were issued to a consultant, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the first quarter of 2006, we issued 2,000,000 shares of our common stock as in exchange for services valued at approximately $54,000. These shares were issued to an investor relations firm, who is a sophisticated investor. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the first quarter of 2006, we issued a total of 2,909,090 shares of our common stock in conjunction with the convertible debenture and warrants with La Jolla who is a "sophisticated investor". We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During the first quarter of 2006, we issued a total of 11,651,761 shares of our common stock for the conversion of 14,722 of preferred stock by a "sophisticated investor". We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

On March 6, 2006, we issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on March 6, 2011 that is convertible into our common stock at a conversion price of $0.01 per share. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

On April 17, 2006, we issued to Dutchess a non-interest bearing convertible debenture in the amount of $320,000 payable on April 17, 2011 that is convertible into our common stock at a conversion price of $0.01 per share. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

During April 2006, we issued a total of 8,851,579 shares of our common stock in conjunction with the Investment Agreement with Dutchess, who is a "sophisticated investor," and received $163,550 of cash proceeds. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

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
                                        DNAPrint  Genomics,  Inc.
                                        Registrant

Signature                              Title                            Date
---------                              -----                            ----

/s/  Richard  Gabriel          President  and  Chief               May  9,  2006
____________________            Executive  Officer
Richard  Gabriel

/s/  Monica  Tamborini       Chief  Financial  Officer             May  9,  2006
____________________
Monica  Tamborini