Form 10QSB
period 2006-06-30
DNAPRINT GENOMICS INC
filed 2006-08-14
CIK 1127354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C.  20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.


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

                               YES (   )   NO ( X )

State the number of shares outstanding of each of the issuer's classes of common equity as of July 21, 2006.

                               381,315,978 SHARES


Transitional  Small  Business  Disclosure  Format:

                               YES (   )   NO ( X )

                             DNAPRINT GENOMICS, INC.
                             -----------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                              INDEX TO FORM 10-QSB


PART I.      FINANCIAL  INFORMATION

Item 1.      Consolidated  Financial  Statements  (unaudited):

             Condensed  Consolidated Balance Sheets as of June 30, 2006
             and December 31, 2005                                             4


             Condensed  Consolidated  Statements  of  Operations  for  the
             three and six months  ended  June 30, 2006 and 2005, and the
             period December 10, 1998 (date of inception) to June 30, 2006     5


             Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2006 and 2005, and the period December
             10, 1998 (date of inception) to June 30, 2006                     6

             Notes to Condensed Consolidated Financial Statements              8

Item 2.      Management's  Discussion  and  Analysis  of Financial
             Condition and Results of Operations                              19

Item 3.      Controls and Procedures                                          30

PART II.     OTHER  INFORMATION

Item 1.      Legal Proceedings                                                30
Item 2.      Unregistered Sales of Equity Securities                          31
Item 3.      Defaults Upon Senior Securities                                  31
Item 4.      Submission of Matters to a Vote of Securities Holders            31
Item 5.      Other Information                                                31
Item 6.      Exhibits                                                         31
             Signatures                                                       32
             Certifications                                                   33

                                     PART I

                           FORWARD-LOOKING STATEMENTS

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

ITEM 1.

                                                           DNAPRINT GENOMICS, INC.
                                                           -----------------------
                                                    (A DEVELOPMENTAL STAGE ENTERPRISE)
                                                    ----------------------------------

                                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30, 2006  December 31, 2005
                                                                                                   (Unaudited)
                                                                                                  -------------    -------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                                         $  1,335,851     $  1,806,646
Accounts receivable (net of allowance for doubtful accounts of ($8,740 for 2006 and 2005)              189,442          101,852
Inventory, raw material                                                                                 81,989          298,685
Deferred financing costs                                                                               157,818          118,335
Prepaid expenses and other current assets                                                               81,395          145,095
                                                                                                  -------------    -------------
      Total current assets                                                                           1,846,495        2,470,613
                                                                                                  -------------    -------------
PROPERTY AND EQUIPMENT (net of accumulated depreciation
    and amortization of $925,537 for 2006 and  $726,684 for 2005)                                    1,172,723        1,229,133

OTHER ASSETS:
Investment in Biofrontera                                                                            2,274,702        2,274,702
Goodwill and other intangibles                                                                         277,561          325,958
Other assets                                                                                             9,783            9,703
                                                                                                  -------------    -------------
     Total other assets                                                                              2,562,046        2,610,363
                                                                                                  -------------    -------------
TOTAL                                                                                             $  5,581,264     $  6,310,109
                                                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Accounts Payable                                                                                  $    546,527     $  1,152,711
Accrued Expenses                                                                                       197,357          198,889
Deferred Revenue                                                                                       270,111          195,018
Accrued compensation expense                                                                           822,080          749,654
Notes payable at fair market value (net of discount of $1,348,231 for
  2006 and $3,332,374 for 2005)                                                                      5,604,504          267,635
Notes payable to related parties                                                                       238,381          238,381
Capital lease obligation - current                                                                     214,609          264,936
Derivative liabilities                                                                                 241,284        6,981,306
                                                                                                  -------------    -------------
      Total current liabilities                                                                      8,134,853       10,048,530
Capital lease obligation - long-term                                                                    97,137          172,505
Convertible debentures - long-term (net of discount of $42,996 for 2006 and $784,542 for 2005)         203,020          126,458

Convertible debentures - long-term at fair market value (net of discount of $1,881,643 for 2006)       132,107                -
                                                                                                  -------------    -------------
       Total liabilities                                                                             8,567,117       10,347,493
                                                                                                  -------------    -------------

COMMITMENTS (SEE NOTE G BELOW)

REDEEMABLE INSTRUMENTS                                                                                       -                -
                                                                                                             -           52,750
STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which
50,000 shares are designated as Series A

Series A convertible preferred stock, 50,000 shares authorized; 40,000 shares issued,
-0-outstanding at June 30, 2006 and 14,722 outstanding at December 31, 2005; $10 per
share liquidation value                                                                                      -              147

Common stock, $.01 par value, 1,500,000,000 shares authorized; 376,117,478 and 236,213,848
shares issued and outstanding, for 2006 and 2005, respectively                                       3,761,176        2,362,140

Common stock subscribed (2,815,323 and 559,876 shares for 2006 and 2005, respectively                   28,153            5,599
Additional paid-in capital                                                                          31,528,098       30,022,934
Accumulated other comprehensive gain (loss)                                                              4,895             (541)
Prepaid warrant exercises                                                                               45,236          120,000
Deferred stock compensation and consulting                                                             (23,827)         (94,374)
Deficit incurred prior to development stage                                                         (7,427,422)      (7,427,422)
Deficit accumulated during the development stage                                                   (30,902,162)     (29,078,617)
                                                                                                  -------------    -------------
      Total stockholders' deficit                                                                   (2,985,853)      (4,090,134)
                                                                                                  -------------    -------------
TOTAL                                                                                             $  5,581,264     $  6,310,109
                                                                                                  =============    =============

                                          See  notes  to  consolidated  financial  statements.

                                                           DNAPRINT GENOMICS, INC.
                                                           -----------------------
                                                    (A DEVELOPMENTAL STAGE ENTERPRISE)
                                                    ----------------------------------

                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                  For the Period
                                                                                                  December 10,
                                                                                                  1998 (Date of
                                                                                                  Inception) to
                                         Three months ended June 30,  Six months ended June 30,      June 30,
                                          --------------------------  --------------------------
                                              2006          2005           2006         2005           2006
                                          ------------  ------------  ------------  ------------  ------------
REVENUES                                  $   577,202   $   348,888   $ 1,255,601   $   589,487   $ 4,297,312

COST OF SALES                                 367,440       260,263       900,617       410,203     2,964,116
                                          ------------  ------------  ------------  ------------  ------------
Gross Profit                                  209,762        88,625       354,984       179,284     1,333,196
                                          ------------  ------------  ------------  ------------  ------------
OTHER OPERATING EXPENSES:
Research and development                    1,260,579       495,191     3,210,853       797,360    13,978,903
Selling, general and administrative           759,186       483,382     1,540,906     1,086,877    12,305,390
                                          ------------  ------------  ------------  ------------  ------------
   Total  other operating expenses          2,019,765       978,573     4,751,759     1,884,237    26,284,293
                                          ------------  ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS                       (1,810,003)     (889,948)   (4,396,775)   (1,704,953)  (24,951,097)
                                          ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES):
Interest expense                               (9,769)      (11,403)      (21,495)      (33,660)   (1,516,768)
Interest income                                   196         5,292           196        10,715        16,170
Intrinsic value of convertible debt and
non-detachable warrants and debt discount
amortization                                 (641,644)            -    (1,712,423)            -    (4,165,507)
Amortization of deferred financing fees       (66,502)      (65,000)     (141,678)      (65,000)     (497,887)
Sale of option to Orchid Biosciences                -             -             -             -       353,090
Loss on disposal of investments                     -             -             -             -      (349,006)
Gain (loss) on derivative contracts, net      153,666    (1,383,906)    1,127,790    (1,383,906)     (483,115)
Stock-based settlement expense                      -             -             -             -      (152,437)
Foreign currency gain (loss)                   (3,694)      (12,400)       (3,613)      (25,060)      (10,673)
Other expenses                                      -             -             -       (61,793)     (481,157)
                                          ------------  ------------  ------------  ------------  ------------
   Total other income (expenses) - net       (567,747)   (1,467,417)     (751,223)   (1,558,704)   (7,287,290)
                                          ------------  ------------  ------------  ------------  ------------
NET LOSS                                  $(2,377,750)  $(2,357,365)  $(5,147,998)  $(3,263,657) $(32,238,387)
                                          ------------  ------------  ------------  ------------  ------------
NET LOSS PER SHARE - Basic and Diluted    $     (0.01)  $     (0.04)  $     (0.02)  $     (0.06)  $     (0.63)
                                          ============  ============  ============  ============  ============
SHARES USED IN COMPUTING NET
LOSS PER SHARE- Basic and Diluted         356,534,618    56,702,594   318,792,605    53,156,118    51,196,150
                                          ============  ============  ============  ============  ============

                                        See notes to consolidated financial statements.

                                                           DNAPRINT GENOMICS, INC.
                                                           -----------------------
                                                    (A DEVELOPMENTAL STAGE ENTERPRISE)
                                                    ----------------------------------

                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)
                                                                                                            For the Period
                                                                              For the Six     For the Six  December 10, 1998
                                                                              Months Ended   Months Ended (Date of Inception)
                                                                              June 30, 2006  June 30, 2005 to June 30, 2006
                                                                              -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (5,147,998)  $ (3,263,657)  $(32,238,387)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    198,853        105,741      1,094,621
  Provision for bad debts                                                                -              -         11,738
  Impairment of assets                                                                   -              -        254,434
  Loss on disposal of investments                                                        -              -         11,772
  Loss on disposal of property and equipment                                             -              -          5,039
  Loss on foreign currency transaction                                                   -         25,060          7,060
  Loss (gain) on derivative contracts, net                                      (1,127,790)     1,383,906        483,115
  Amortization of deferred stock compensation and consulting                       124,147        115,684      1,796,970
  Amortization of deferred compensation                                                  -              -        919,792
  Amortization of deferred financing fees                                          141,678         65,000        497,887
  Amortization of intangible assets                                                 84,127              -         84,127
  Common stock issued for interest expense on related party notes payable                -              -      1,300,378
  Common stock issued for reorganization/court order                                     -              -        343,000
  Common stock issued for services                                                  87,380          8,273      2,427,496
  Common stock issued for bankruptcy settlement                                          -              -         28,080
  Stock issued for settlement                                                            -              -        152,437
  Intrinsic value of the convertible debt and non-detachable warrants
   and amortization of debt discount                                             1,712,423              -      4,165,507
  Stock-based compensation                                                               -              -      1,943,906
  Changes in operating assets and liabilities, net of effect of acquisitions:
      (Increase) decrease in receivables                                           (86,905)       (74,276)       172,831
      (Increase) decrease in inventory                                             217,959        (62,123)       (70,178)
      Decrease (increase) in prepaid expenses and other assets                      65,733         23,914     (1,006,360)
      (Decrease) increase in accounts payable, deferred revenue
        and accrued liabilities                                                   (486,360)       128,957      1,652,501
                                                                              -------------  -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                                           (4,216,753)    (1,543,521)   (15,962,234)
                                                                              -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (142,443)       (75,872)    (1,098,537)
  Proceeds from disposal of property and equipment                                       -              -         10,100
  Loan to Biofrontera                                                                    -              -       (193,683)
  Investment in Biofrontera                                                              -     (1,819,950)    (2,274,702)
  Payoff of Biofrontera loan                                                             -              -        202,380
  Net bankruptcy adjustment                                                              -              -        511,274
                                                                              -------------  -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                             (142,443)    (1,895,822)    (2,843,168)
                                                                              -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of stock issuance costs            2,410,949      1,401,309     13,193,364
  Proceeds from issuance of Series A convertible preferred stock,
   net of stock issuance costs                                                           -              -        272,535
  Prepayment for future warrant exercises, net                                           -        210,000        120,000
  Proceeds from notes payable - related party                                            -              -      1,487,036
  Collections from stock subscriptions                                                   -              -        836,960
  Proceeds from settlement with Tampa Bay Financial                                      -              -        272,383
  Advances from Tampa Bay Financial, net                                                 -              -        384,581
  Principal payments on capital lease obligation                                  (125,695)       (84,383)      (604,254)
  Proceeds from convertible debenture and notes payable, net of costs            4,023,615      1,417,850      8,626,610
  Repayments of notes payable                                                   (2,412,274)        (1,091)    (3,972,265)
  Repayments of notes payable, related parties                                           -              -       (467,443)
                                                                              -------------  -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,896,595      2,943,685     20,149,507
                                                                              -------------  -------------  -------------
Effect of exchange rate changes on cash                                             (8,194)             -         (8,254)
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                    (470,795)      (495,658)     1,335,851
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIODS                                                                      1,806,646        978,535              -
                                                                              -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIODS                                     $  1,335,851   $    482,877   $  1,335,851
                                                                              =============  =============  =============

(continued)

                                                           DNAPRINT GENOMICS, INC.
                                                           -----------------------
                                                    (A DEVELOPMENTAL STAGE ENTERPRISE)
                                                    ----------------------------------

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                  (UNAUDITED)
                                                                                                            For the Period
                                                                              For the Six     For the Six  December 10, 1998
                                                                              Months Ended   Months Ended (Date of Inception)
                                                                              June 30, 2006  June 30, 2005 to June 30, 2006
                                                                              -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                                             $          -   $          -   $          -
                                                                              -------------  -------------  -------------
Interest paid                                                                 $     12,117   $     20,919   $    139,887
                                                                              -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition of
 DNAPrint Genomics, Inc. (Florida)                                            $          -   $          -   $  1,000,000
                                                                              -------------  -------------  -------------
Common stock issued for related party notes payable                           $          -   $          -   $  1,211,322
                                                                              -------------  -------------  -------------
Unrealized loss on long-term investments                                      $          -   $          -   $   (222,443)
                                                                              -------------  -------------  -------------
Common stock issued for land subsequently swapped for
 investment in Heroes, Inc.                                                   $          -   $          -   $  2,000,000
                                                                              -------------  -------------  -------------
Dividends paid in stock of Heroes, Inc.                                       $          -   $          -   $ (1,988,228)
                                                                              -------------  -------------  -------------
Common stock issued for reorganization/court order
  arising from conversion of claim to stock                                   $          -   $          -   $ (2,905,500)
                                                                              -------------  -------------  -------------
Conversion of Tampa Bay Financial advances to stock                           $          -   $          -   $    453,331
                                                                              -------------  -------------  -------------
Equipment leased under capital lease                                          $          -   $          -   $    701,167
                                                                              -------------  -------------  -------------
Deferred compensation on grants of stock options                              $          -   $          -   $    925,350
                                                                              -------------  -------------  -------------
Deferred compensation reduced for stock options cancelled                     $          -   $          -   $   (190,833)
                                                                              -------------  -------------  -------------
Stock (issued)/to be issued for deferred compensation                         $          -   $          -   $  2,588,250
                                                                              -------------  -------------  -------------
Debenture converted into common stock                                         $      4,984   $     91,000   $    503,984
                                                                              -------------  -------------  -------------
Common stock issued for satisfaction of accrued expenses                      $          -   $          -   $    307,865
                                                                              -------------  -------------  -------------
Warrants issued for stock issuance costs, notes payable fees and consulting   $     94,109   $    497,401   $  1,454,789
                                                                              -------------  -------------  -------------
Intrinsic value of convertible debt and non-detachable warrants
 and debt discount                                                            $  2,913,975   $  1,810,000   $  8,983,975
                                                                              -------------  -------------  -------------
Acquisition of Trace Genetics for common stock and warrants                   $          -   $    318,283   $    490,283
                                                                              -------------  -------------  -------------
Implementation of SFAS 155, adjustment to beginning retained earnings
 which was offset to derivative liabilities or redeemable shares              $  3,324,454   $          -   $  3,324,454
                                                                              -------------  -------------  -------------
Conversion of preferred stock to common stock                                 $    235,513   $          -   $    235,766
                                                                              -------------  -------------  -------------
Preferred stock issued for satisfaction of accrued expenses                   $          -   $          -   $    110,000
                                                                              -------------  -------------  -------------
Derivative liability for warrants, convertible feature of preferred stock and convertible feature for certain convertible debt reclassed
 from equity due to SFAS 133 derivative indeterminate shares                  $          -   $          -   $    916,505
                                                                              -------------  -------------  -------------

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

BASIS  OF  PRESENTATION
-----------------------

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and the period December 10, 1998 through June 30, 2006, (b) the financial position at June 30, 2006, and (c) cash flows for the six-month periods ended June 30, 2006 and 2005, and the period December 10, 1998 through June 30, 2006, have been made.

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

The results of operations and cash flows for the six-month period ended June 30, 2006 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2006.

STOCK-BASED  EMPLOYEE  COMPENSATION
-----------------------------------

On January 1, 2006, we implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), we used the modified prospective application ("MPA"). MPA requires us to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, we recognized the compensation cost for that portion of the award the requisite service was rendered on or after January 1, 2006. The fair value for these awards are determined based on the grant-date.

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

The following information is presented for the non-vested stock options for the three and six months ended June 30, 2006:


                                 Three Months ended June 30, 2006          Six Months ended June 30, 2006
                             ---------------------------------------  ---------------------------------------
                                                   Weighted Avg.                            Weighted Avg.
                             Number of Shares  Grant-date Fair Value  Number of Shares  Grant-date Fair Value
                             ----------------  ---------------------  ----------------  ---------------------
Non-vested stock options at
beginning of period                1,000,000        $     0.02                600,000        $     0.02
Forfeited during the period         (200,000)       $     0.02               (200,000)       $     0.02
Vested during the period            (200,000)       $     0.02               (200,000)       $     0.02
Granted during the period                  -        $        -                400,000        $     0.02
                             ----------------                         ----------------
Non-vested stock options at
June 30, 2006                        600,000        $     0.02                600,000        $     0.02
                             ----------------                         ----------------

The following information is presented for the stock option activity for the three and six months ended June 30, 2006:

                                                       Three months ended June 30, 2006
                               ---------------------------------------------------------------------------------
                                            Weighted Average     Weighted Average
                               # of shares   Exercise Price   Remaining Contract Life  Aggregate Intrinsic Value
                               -----------  ----------------  -----------------------  -------------------------
Outstanding at March 31, 2006: 67,066,112   $          0.04
Granted                                 -   $             -
Forfeited                        (679,042)  $          0.02
                               -----------
Outstanding at June 30, 2006   66,387,070   $          0.04           9.2 years               $     4,099
                               ===========
Outstanding exercisable at
 June 30, 2006                 65,787,070   $          0.04           9.1 years               $     4,099
                               ===========

                                                       Six months ended June 30, 2006
                               ---------------------------------------------------------------------------------
                                            Weighted Average     Weighted Average
                               # of shares   Exercise Price   Remaining Contract Life  Aggregate Intrinsic Value
                               -----------  ----------------  -----------------------  -------------------------
Outstanding at December
 31, 2005:                     66,666,112   $          0.04
Granted                           400,000   $          0.03
Forfeited                        (679,042)  $          0.02
                               -----------
Outstanding at June 30, 2006   66,387,070   $          0.04         9.2 years                 $     4,099
                               ===========
Outstanding exercisable at
 June 30, 2006                 65,787,070   $          0.04         9.1 years                 $     4,099
                               ===========


The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 173%, risk-free interest rates of 4.67%, and expected lives of 5 years.

In accordance with SFAS 123(R), during the three and six months ended June 30, 2006, we recognized compensation expense of $7,896 and $12,739, respectively for the fair value of stock options over the vesting period. Due to our net loss position, there was no tax effect recognized. There was no impact on our net loss per share for this additional expense.

At June 30, 2006, we have $ 7,119 of unrecognized compensation costs related to non-vested awards and we expect to recognize this expense by the end of 2006.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123(R), for the three and six months ended June 30, 2005:

                                            Three months ended  Six months ended
                                               June 30, 2005      June 30, 2005
                                            ------------------  ----------------
Net loss, as reported                       $      (2,357,365)  $    (3,263,657)

Deduct:  Fair value of stock-based
 employee compensation costs                          (20,205)          (23,076)
                                            ------------------  ----------------
Pro forma net loss                          $      (2,377,570)  $    (3,286,733)
                                            ==================  ================

Loss  per  share:
          Basic and Diluted - as reported   $           (0.04)  $         (0.06)
                                            ==================  ================
          Basic  and Diluted - pro forma    $           (0.04)  $         (0.06)
                                            ==================  ================

DERIVATIVE  AND  OTHER  FINANCIAL  INSTRUMENTS
----------------------------------------------

On January 1, 2006, we implemented SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". This statement allowed us to elect fair value measurement of our financial instruments on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated (accounted for separately from the host financial instrument).

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, our notes outstanding with Dutchess have certain derivatives such as:

- embedded conversion features that are indexed to our common stock (if we were to default on the notes)
- embedded conversion features in the convertible debentures that are indexed to our common stock

We elected to implement SFAS 155 on our notes payable instruments with Dutchess that we executed during October 2005, December 2005, March 2006, April 2006, May 2006 and June 2006. For these financial instruments we valued the financial instrument as a whole at fair value and did not bifurcate the embedded conversion features.

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

Intangible  Assets

Intangible assets are comprised of non-compete employment agreements, customer base and databases arising from the Trace Genetics, Inc. acquisition and technology rights from the Ellipsis and Kenna acquisitions. We apply SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. SFAS 142 requires, among other things, an annual impairment test for goodwill and intangible assets with indefinite lives. Goodwill is not amortized; however the other intangibles we acquired are amortized using the straight-line method over their estimated useful lives.

During 2006, we allocated the goodwill and intangibles that were recorded related to the Trace Genetics acquisition to non-compete employment agreements, customer base and databases. The total amount of Trace Genetics intangible assets of $269,827 will be amortized over a three- to five-year period. At June 30, 2006, our other intangible assets excluding goodwill were as follows:

     Technology  Rights               $  57,582
     Non-compete  agreements            185,298
     Customer  base                      22,539
     Databases                           61,989
                                      ----------
     Total  other  intangibles          327,408
     Accumulated  Amortization          (85,667)
                                      ----------
                                      $ 241,741
                                      ==========

The amortization of the intangible assets for the six months ended June 30, 2006 and 2005, respectively was $84,127 and $-0-. The estimated amortization expense is $47,894 for the remainder of 2006, $89,542 for 2007, $58,666 for 2008,
$27,778  for  2009  and  $17,861  for  2010.

NOTE  B  -  GOING  CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of $6,288,358 (of which $241,284 was from a derivative liability) at June 30, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P ("Dutchess"), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

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

NOTE  C  -  LOSS  PER  COMMON  SHARE

Common stock equivalents in the three- and six-month periods ended June 30, 2006 and 2005 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding. The shares used in computing the net loss per share have been adjusted for the twenty-for-one reverse stock split that occurred on July 12, 2005.

The following table summarizes our potential common stock shares that are issuable upon the exercise of warrant and options and conversion of debt and preferred stock to common stock at June 30, 2006 and 2005 which may dilute future earnings per share.
                                                June  30,  2006  June  30,  2005
                                                ---------------  ---------------
                Convertible notes **               196,183,779       26,058,333
                Convertible preferred stock **               -        2,566,735
                Warrants and options                84,958,711        4,050,518
                                                ---------------  ---------------
                                                   281,142,490       32,675,586
                                                ===============  ===============

**The number of common stock shares the convertible notes and preferred stock could be converted into was estimated using the conversion price at June 30, 2006 or June 30, 2005 as applicable. The conversion price varies based upon the price of our common stock.


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

The discount of $378,185 to the debt instrument and the $301,890 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.

On May 18, 2006, we issued to Dutchess a promissory note in the amount of $1,300,000 for a purchase price of $1,000,000. The note is due and payable in full on May 18, 2007. Other than the $300,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (See Note F below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $90,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on May 18, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess' option at a conversion price of $0.01. The $90,000 fee was included in the calculation to allocate the fair market value to the May note payable and convertible debenture transaction. We recorded this transaction in accordance with SFAS 155, "Accounting for Certain Hybrid Financial Instruments". We also paid $40,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

The discount of $399,255 to the debt instrument and the $320,820 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.

On June 29, 2006, we issued to Dutchess a promissory note in the amount of $1,495,000 for a purchase price of $1,150,000. The note is due and payable in full on June 29, 2007. Other than the $345,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (See Note F below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

In connection with the note, we paid Dutchess a facility fee of $90,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $373,750 payable on June 29, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess' option at a conversion price of $0.01. The $90,000 fee was included in the calculation to allocate the fair market value to the June note payable and convertible debenture transaction. We recorded this transaction in accordance with SFAS 155, "Accounting for Certain Hybrid Financial Instruments". We also paid $46,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

The discount of $446,825 to the debt instrument and the $362,000 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.

If there is an event of default with any promissory note to Dutchess, Dutchess has the right to convert the remaining principal at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date. At June 30, 2006, there was no event of default.

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

We elected to implement SFAS 155 on all our notes payable instruments with Dutchess that we executed after September 2005. For these financial instruments, we valued the financial instrument as a whole at fair value and did not bifurcate the embedded conversion features.

The implementation of SFAS 155 resulted in us recording a cumulative effect adjustment to increase the beginning retained earnings of $3,324,454 for the gross gain adjustment to record certain financial instruments as a whole at fair market value.

We elected not to implement SFAS 155 for the notes payable to Dutchess that were executed in June 2005 and August 2005, and the embedded conversion features were bifurcated and accounted for separately. For these financial instruments, net-cash settlement was assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. These bifurcated financial instruments were initially recorded at fair value as a derivative liability and subsequently adjusted to fair value at the close of each reporting period with any difference recorded as a gain or loss on derivatives in our Statement of Operations. During 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

At June 30, 2006, the balance sheet caption derivative liabilities is the result of recording the outstanding warrants at fair market value. In accordance with EITF 00-19, we are required to record the outstanding warrants at fair market value if any financial instrument has a conversion feature that is indexed to our common stock that may potentially result in our having indeterminable shares. The initial entry to record the derivative liability for these outstanding warrants is offset to paid-in capital. At each subsequent reporting period, we continue to record these instruments at fair value as a derivative liability with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares. During the six months ended June 30, 2006, we recorded a gain on derivative liabilities of $82,099 related to recording the warrants at fair value during this reporting period. The outstanding warrants are exercisable for 18,571,641 shares of our common stock at June 30, 2006.

During 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model.

NOTE  F  -  OTHER  EQUITY  TRANSACTIONS

REVERSE  STOCK  SPLIT
---------------------

All share data in these financial statements have been restated to reflect the twenty-for-one reverse stock split that occurred on July 12, 2005.

DUTCHESS  PUT  NOTICES
----------------------

On September 28, 2004, we entered into an investment agreement with Dutchess, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period. The Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice. During the six months ended June 30, 2006, we exercised put notices in accordance with our agreement and received $2,412,274 of cash proceeds ($2,410,949 cash proceeds net of cash offering costs) for which we issued 118,374,414 shares of our common stock to Dutchess. For the six months ended June 30, 2006, all of the proceeds totaling $2,412,274 from these puts were used to reduce the notes payable outstanding with Dutchess.

CONVERSION  OF  DEBENTURE  AND  EXERCISE  OF  WARRANTS
------------------------------------------------------

During the first six months of 2006, La Jolla converted $4,984 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 74,764 shares of our common stock. The combined transactions resulted in us issuing 6,369,090 shares of our common stock and we reduced the prepaid warrant account by $74,764.

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

STOCK  SUBSCRIBED
-----------------

During the six months ended June 30, 2006, we issued 497,053 of our common stock that was issuable at December 31, 2005.

STOCK  ISSUED  FORCONSULTING
----------------------------

During the first quarter of 2006, we recorded $24,995 of consulting expense for 1,006,312 shares of our common stock. These shares had a quoted market price of $0.025 per share. During the second quarter of 2006, we recorded $49,500 of consulting expense for 2,750,000 shares of our common stock. These 2,750,000 shares were valued at quoted market price of $0.018. The 2,750,000 shares were issued during July 2006.

FAIR  MARKET  VALUE  OF  OPTIONS
--------------------------------
During the six months ended June 30, 2006, we recorded compensation expense of $12,739 for stock options that the requisite service was performed during 2006. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes option model in accordance with SFAS 123(R).

PREFERRED  STOCK  CONVERTED  TO  COMMON  STOCK
----------------------------------------------

On January 11, 2006, 14,722 shares of our preferred stock outstanding were converted to 11,651,761 shares of our common stock.

INTRINSIC  VALUE  OF  CONVERTIBLE  DEBT
---------------------------------------

During the six months of 2006, we recorded $110,074 for the intrinsic value of our convertible incentive debentures.

NOTE  G  -  COMMITMENTS

RESEARCH  SPONSORSHIP  ANDLICENSE  AGREEMENT  WITH  HARVARD  MEDICAL  SCHOOL
----------------------------------------------------------------------------

On January 24, 2006, we entered into an exclusive research sponsorship and license agreement with Harvard College. The license provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The sponsored research payments total approximately $2.5 million and will be paid in quarterly installments of approximately $208,333 over approximately three years. At June 30, 2006, we have $2.1 million remaining on these sponsored research payments.

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

RESEARCH  SPONSORSHIP  AGREEMENT
--------------------------------

Effective January 1, 2006, we entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences for sponsored research in connection with the synthesis and testing of certain compounds as possible human medications for drug abuse, attention deficit hyperactivity disorder, and depression. We had previously licensed exclusive rights to the compounds from a researcher on October 19, 2005 under an exclusive licensing agreement. The sponsored research payments total $300,000 and will be paid in monthly installments of $25,000 over one year. We will acquire all intellectual property associated with the research results. At June 30, 2006, we have a remaining obligation of $150,000 for these monthly installments.

KBI  BIOPHARMA  SERVICE  AGREEMENT
----------------------------------

During late March 2006, we entered into a services agreement with KBI BioPharma for the production development of our EPO product. The total estimated price is $2,840,000. At June 30, 2006, we had paid approximately $348,000 of this cost. This research and development contract is recorded to expense as each payment is made.

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

NOTE  I  -  SUBSEQUENT  EVENTS

DUTCHESS  PUT  NOTICES
----------------------

From July 1 to August 1, 2006, we exercised put notices in accordance with our agreement with Dutchess and received $66,948 of cash proceeds for which we issued 5,769,500 shares of our common stock to Dutchess. We used all of these proceeds to pay principal payments on our notes payable with Dutchess.

COLLABORATIVE  RESEARCH  AGREEMENT  WITH  BETH  ISRAEL
------------------------------------------------------

Effective July 1, 2006, we entered into a Sponsored research agreement with Beth Israel Deaconess Medical Center, Inc. to provide four researchers to us to conduct certain research work related to our EPO research. The total cost per the amended agreement is $593,436.

CONSULTING  AGREEMENT  WITH  DR.  ARTHUR  SYTKOWSKI
---------------------------------------------------

Effective August 1, 2006, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel to consult on the development of a new, more potent and longer acting form of EPO. Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.

PROPERTY  LEASE
---------------

On August 1, 2006, we entered into a five-year agreement beginning October 1, 2006 to lease 7,500 square feet for $72,000 per year plus CAM charges. The lease escalates annually based upon the consumer price index.

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

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2005 and June 30, 2006 and the financial statements for the three and six months ended June 30, 2006 and 2005 included with this Form 10-QSB.

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

                                     Summary
                                     -------

Although we have been in existence for a number of years, we continue to be a development company while we develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts to initiating and developing our planned principal operations in our pharmacogenomics products. We generate revenues in our consumer, forensic and services products, but these products have not yet resulted in the generation of significant revenues. Our revenue for the six months of 2006 has increased over the first six months of 2005 mainly due to an increase in sales of our ancestry product, AncestryByDNA(TM) and genotyping services. The increase in genotyping is the result of our acquisition of Ellipsis assets late in 2005. Our consumer revenues increased as a result of the revenue contribution from Trace Genetics which we acquired during mid-2005 and sales generated from increased advertising including news stories and television shows. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

In our pharmacogenomics area, we have established a strategic alliance with Beth Israel Deaconess Medical Center ("Beth Israel") to develop a new, more potent and longer acting form of the anemia drug Erythropoietin ("EPO"). EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count. Under the agreement, Beth Israel has granted us an exclusive license to United States and foreign patents related to certain forms of EPO. We have the right to develop, use, market and sell products derived from the licensed patents. We have also entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research.

During late March 2006, we entered into a services agreement with KBI BioPharma for the production development of EPO.

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

                              RESULTS OF OPERATIONS

Three  and  six  months ended June 30, 2006 compared to the three and six months
--------------------------------------------------------------------------------
ended June  30, 2005
--------------------

Revenues  and  Cost  of  Sales
------------------------------

During the three and six months ended June 30, 2006 and 2005, revenues were $577,202 and $1,255,601 for 2006, respectively and $348,888 and $589,487 for
2005, respectively. A $228,314 increase in revenues for the second quarter of 2006 compared to the same quarter from the prior period is a 65% increase while a $666,114 increase in revenues for the six month period ending June 30, 2006 compared to the same period in the prior year is a 113% increase. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $270,111 as of June 30, 2006. Deferred revenue is recorded when the prepaid or billed order has been received, but all the services have not been completed as of June 30, 2006. These amounts will be recognized as revenue in the third quarter of 2006.

The approximate increase of $228,000 in revenues for the three months ended June 30, 2006 compared to the same period in the prior year is mainly the result of our AncestryByDNA(TM) revenues increasing by approximately $174,000, our MtDNA(TM) revenues increasing approximately $64,000, Y SNP revenues increasing approximately $28,000, EURO-DNATM revenues increasing approximately $20,000 and forensics services revenues increasing approximately $11,000 compared to the same period in the prior year. These increases were offset by a decrease of approximately $53,000 from our paternity services and approximately $22,000 decrease from our genotyping services compared to the same period in the prior year. In addition, we had approximately $6,000 of other revenues.

The approximate increase of $666,000 in revenues for the six months ended June 30, 2006 compared to the same period in the prior year is mainly the result of our genotyping revenue increasing by approximately $205,000, our AncestryByDNA(TM) revenues increasing by approximately $349,000, our MtDNA(TM) revenues increasing approximately $92,000, Y SNP revenues increasing approximately $50,000, EURO-DNATM revenues increasing approximately $32,000 and forensics services revenues increasing approximately $14,000 compared to the same period in the prior year. These increases were offset by a decrease of approximately $92,000 from our paternity services. In addition, we had approximately $16,000 of other revenues.

Genotyping sales were generated primarily through work with universities with two consumers being our major clients of these services during 2006. The increase of genotyping services of approximately $205,000 during the first six months of 2006 compared to the same period in 2005 was the result of the revenue from our acquisition of Ellipsis during late 2005. The decrease of approximately $22,000 in genotyping revenues during the three months ended June 30, 2006 compared to the same period in the prior year is the result of lower revenues from a university which has decreased its genotyping outsourcing. Two of our customers accounted for approximately $290,000 of our genotyping sales during the first six months of 2006.

During the three and six months ended June 30, 2006 compared to the same period in 2005, sales of our consumer services increased by approximately $286,000 and $523,000, respectively. This is due to increased awareness and interest in genealogy. We have been featured in several articles and television spots which has resulted in an increase in sales of our consumer products during this quarter. We currently contract with distributors who also sell our consumer products as well as advertise on the Internet and in paper-based publications (i.e. through Google and Family Tree magazine) to grow sales of our consumer products. Our consistent sales come through our distributors. We will also continue to pursue adding distributors to increase our sales volume of our consumer products. One of our distributors accounted for approximately $240,000 of sales during the first six months of 2006.

During the three and six months ended June 30, 2006 compared to the same period in 2005, sales of our forensic services increased by approximately $11,000 and $14,000, respectively. We continue to market our forensic services that we have to offer, but have focused our marketing efforts on our consumer products as the forensic sales are typically sold by referrals.

During the three and six months ended June 30, 2006 compared to the same period in 2005, sales of our paternity services decreased by approximately $53,000 and $92,000, respectively. During 2005, we had one customer that accounted for the majority of our paternity revenue, and toward the end of 2005, this customer found an alternative source for this service. We do not expect our paternity services to be a large revenue generator for us in 2006 as we are focusing our marketing efforts on our consumer products.

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

During the three and six months ended June 30, 2006 compared to the same period in 2005, cost of sales increased by approximately $107,000 and $490,000, respectively. This was a result of increased revenues during the three and six months ended June 30, 2006 compared to the same period in 2005. The cost of sales as a percentage of revenue was 72% and 70% for the six months ended June 30, 2006 and 2005, respectively. The increase in cost of sales as a percentage of revenues is due in part to our refinement of our estimate and allocation of research and development costs. Also, our genotyping services have a lower gross profit margin than our consumer products. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research  and  Development  Expenses
------------------------------------

During the three and six months ended June 30, 2006 compared to the same period in the prior year research and development (R&D) expenses increased $765,388 and $2,413,493, respectively. The increase of approximately $765,000 in R&D during the second quarter of 2006 compared to the same quarter in the prior year resulted primarily from $249,000 of costs invested in our EPO project, $75,000 invested in our ADHD project, $234,000 invested in our diabetes project, $71,000 invested in post operative nausea and vomiting project and $2,000 invested in research samples used to expand our current products, and increase of labor costs of $57,000. The remaining increase of $77,000 was the cost of increased research performed on our other current products and allocation of administrative costs.

The increase of approximately $2,413,000 in research and development expense for the first six months ended June 30, 2006 compared to the same period in 2005 resulted primarily from $852,000 of costs invested in our EPO project, $150,000 invested in our ADHD project, $20,000 invested in our Statinome project,

$599,000 invested in our diabetes project, $71,000 invested in post operative nausea and vomiting project and $108,000 invested in research samples used to expand our current products, and increase of labor costs of $183,000. The remaining increase of $430,000 was the cost of increased research performed on our other current products and allocation of administrative costs.

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

During late March 2006, we entered into a service agreement with KBI BioPharma for services to be provided totaling $2,840,000 of which $348,000 has been paid. KBI will provide us services for the production development of EPO.

During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research. This project will cost approximately $600,000.

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

We entered into an exclusive research sponsorship and license agreement (the "Harvard License") with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard License provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The remaining sponsored research payments total approximately $2.1 million and will be paid in quarterly installments of approximately $208,333 over approximately three years.

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

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences ("MCPHS"), under which Dr. Mark Froimowitz. We have $150,000 of payments to MCPHS remaining for this research work.

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

Selling,  General  and  Administrative  Expenses
------------------------------------------------

Another significant component of our operating expenses is selling, general and administrative expenses. These expenses resulted from (i) accounting and other fees associated with being a public company and other regulatory compliance activities, (ii) legal fees associated with our patent filings and maintenance and preparation of our securities law filings, (iii) selling and marketing costs to promote our products and (iv) administrative and other salaries and expenses.

Selling, general and administrative expenses increased $275,804 for the second quarter of 2006 compared to the second quarter of 2005 and $454,029 for the six months ended June 30, 2006 compared to the same period in the prior year. The selling, general and administrative expenses increase of approximately $275,000 for the second quarter of 2006 compared to the same quarter in the prior year was primarily the result of increased advertising, marketing materials and investor relations costs of approximately $123,000; the remaining increase of approximately $152,000 is mainly due to the administrative costs added from our

Ellipsis  and  Trace  Genetics  acquisitions  in  mid-to-late  2005.

The selling, general and administrative expenses increase of approximately $454,000 for the six months ended June 30, 2006 compared to the same period in the prior year was primarily the result of increased advertising, marketing materials and investor relations costs of approximately $214,000; the remaining increase of approximately $240,000 is mainly due to the administrative costs added from our Ellipsis and Trace Genetics acquisitions in mid-to-late 2005.

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

Interest  Expense
-----------------

During the three months and six months ended June 30, 2006, we recognized a decrease of $1,634 and $12,165, respectively of interest expense compared to the same period in the prior year. The decrease in interest expense for the three- and six-month periods ended June 30, 2006 compared to the prior year is a result of a lower La Jolla convertible debenture balance during 2006 compared to 2005 as La Jolla exercised its conversion rights each month during 2005.

Interest  Income
----------------

During the three and six months ended June 30, 2005, we recorded $5,292 and $10,715 of interest income on a loan with Biofrontera, a German company. This loan was paid off during 2005. We did not have any loans payable to us during 2006.

Intrinsic  Value  of  Convertible  Debt  and  Non-detachable  Warrants  and Debt
--------------------------------------------------------------------------------
Discount  Amortization
----------------------

We recorded an interest expense of $641,644 and $1,712,423 pertaining to the intrinsic value of convertible debt and non-detachable warrants and debt discount amortization during the three and six months ended June 30, 2006, respectively. We expect this expense to continue throughout 2006 as we are currently funding our operating cash flows through notes payable with Dutchess.

Amortization  of  Deferred  Financing  Fees
-------------------------------------------

During the three and six months ended June 30, 2006, we expensed $66,502 and $141,678, respectively of deferred financing fees related to the La Jolla debenture and Dutchess notes. This is compared to $65,000 expensed during the three and six month periods of 2005. We expect this expense to continue throughout 2006 as we are currently funding our operating cash flows through notes payable with Dutchess.

Gain  (loss)  on  Derivative  Contracts,  Net
---------------------------------------------

During the six months ended June 30, 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

During the three and six months ended June 30, 2006, we recorded a gain on derivative liabilities of $153,666 and $82,099, respectively related to recording the warrants at fair value during this reporting period.

During the first quarter of 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

There were no such derivatives for the three- and six-month period ended June 30, 2005.

Foreign  Currency  Gain(Loss)
-----------------------------

During the three and six months ended June 30, 2005, we recorded a foreign currency loss of $12,400 and $25,060, respectively on a loan we made in Euros. This loan was paid off during 2005. During the three and six months ended June 30, 2006, we had a foreign currency loss of $3,694 and $3,613, respectively related to our Canadian subsidiary.

Other  Expense
--------------

During 2005, we incurred $61,793 of costs related to a potential acquisition of Biofrontera that was not completed.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

General
-------

During the first six months of 2006, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the six months ended June 30, 2006 was $4,216,753. We also had principal payments on capital lease obligations of approximately $126,000 and purchases of laboratory equipment and computers of approximately $142,000. The resulting cash shortfall was financed primarily through proceeds from notes payable of $4,023,615, net of costs. The repayments of notes of $2,412,274 was financed by the Dutchess puts which resulted in proceeds from common stock of $2,410,949, net of stock issuance costs.

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

On May 18, 2006, we issued to Dutchess a promissory note in the amount of $1,300,000 for a purchase price of $1,000,000. The note is due and payable in full on May 18, 2007. Other than the $300,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement.

On June 30, 2006, we issued to Dutchess a promissory note in the amount of $1,495,000 for a purchase price of $1,150,000. The note is due and payable in full on June 29, 2007. Other than the $345,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement

In connection with the notes, we paid Dutchess facility fees of $310,000 and convertible debentures totaling $1,353,750. We also paid approximately $181,000 of fees to Athena.

In order to continue to use our $35 million funding facility with Dutchess Equity Partners to fund our operations and complete future acquisitions, during April 2006 we filed a registration statement to register 600,000,000 shares of our common stock for this facility. The registration statement was declared effective on May 1, 2006.

The Dutchess Agreement provides that we from time to time may deliver a notice to Dutchess that will state the dollar amount of common stock that we desire it to purchase. The maximum amount permitted pursuant to any such notice is $600,000, and we can give approximately three such notices per month. Upon receipt of the notice, Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 96% of the average of the two lowest closing bid prices of the common stock during the five trading days after the notice. We are not permitted to provide a notice to Dutchess, and Duchess is not obliged to purchase any of our shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment. In accordance with the outstanding notes we issued to Dutchess, we are required to use 100% of the proceeds from these puts as payment on the notes.

We have formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine. This new company will be focused on pharmacogenomics -- personalized medicine based on a patient's DNA. To finance our pharmacogenomics products, we will also be seeking funding for DNAPrint Pharmaceuticals.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the Dutchess agreement will fund our operating activities through 2006. We will continue to use the $35 million Dutchess facility to provide additional cash in the future to fund future acquisitions, if any, and provide operating cash flow. If our share price is sufficiently low, or if any number of adverse factors or events occur, we will not have enough equity to complete future acquisitions or possibly to continue operations beyond 2006. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of $6,288,358 (of which $241,284 is a derivative liability) at June 30, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of notes, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues, and we anticipate, but cannot assure, that our existing funding sources will fund our operating activities through 2006. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

On August 1, 2006, we entered into a five-year lease for 7,500 square feet with the estimated cost of $9.60 per square foot plus monthly CAM charges. We will incur costs to build out this facility of approximately $100,000 to $150,000.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

As  of  June  30,  2006,  we  have  no  off-balance  sheet  arrangements.

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

On July 8, 2005, a former consultant of ours, Lonnie Bookbinder, filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division. The complaint, styled Bookbinder v. DNAPrint Genomics, Inc., Richard Gabriel, Hector Gomez and GenBiomics, LLC, names as defendants us, along with two of our directors and a dissolved limited liability company in which two of our directors were members. The complaint sought damages arising out of services Mr. Bookbinder claims to have provided on our behalf. We deny any liability to Mr. Bookbinder. We filed and prevailed on a Motion to Dismiss the complaint because we believed it did not state a claim. Plaintiff then filed an Amended Complaint. We have a Motion to Dismiss pending on the same grounds as that previously filed. The deposition of Lonnie Bookbinder took place on May 23, 2006. Mr. Gabriel will be deposed next. Both parties have agreed to mediate. If our Motion to Dismiss and/or our mediation is unsuccessful, we intend to defend the litigation vigorously.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES
          -------------------------------------------

During the second quarter of 2006, we issued (i) 1,060,000 shares of our common stock in conjunction with the Investment Agreement with Dutchess who is a "sophisticated investor" and received proceeds totaling $16,536 (ii) a total of 3,460,000 shares of our common stock in conjunction with the convertible debenture and warrants with La Jolla who is a "sophisticated investor," (iii) a total of 5,000 shares of our common stock in exchange for services valued at approximately $89 to a consultant, who is a sophisticated investor. During July 2006, we issued a total of 5,769,500 shares of our common stock in conjunction with the Investment Agreement with Dutchess who is a "sophisticated investor" and received proceeds totaling $66,948. We believe all of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offerings were not underwritten.

ITEM  3.              DEFAULTS  UPON  SENIOR  SECURITIES.

     NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

On June 22, 2005, at our annual meeting of shareholders, our shareholders reelected Tony Frudakis, Richard Gabriel, and Hector Gomez to our board of directors 296,701,202 shares voted in favor of Dr. Frudakis' reelection; 294,823,067 shares voted in favor of Mr. Gabriel's reelection; and 296,279,557 shares voted in favor of Dr. Gomez' reelection. 2,715,938 shares abstained from voting for the directors. There were no other candidates for election.

In addition, our shareholders ratified the selection Pender, Newkirk and Company as our independent auditors for the fiscal year ending December 31, 2006. At the meeting, 299,697,972 shares voted in favor of the ratification, 1,330,032 shares opposed it, and 461,734 shares abstained.

ITEM  5  .     OTHER  INFORMATION
               ------------------

NONE.

ITEM  6.     EXHIBITS.
             ---------

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel
          31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Karen L. Surplus
          32.1     Section  1350  Certification,  Richard  Gabriel
          32.2     Section  1350  Certification,  Karen  L.  Surplus

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
                                        DNAPrint  Genomics,  Inc.
                                        Registrant

Signature                            Title                            Date
---------                            -----                            ----

/s/  Richard  Gabriel          President and Chief               August 14, 2006
---------------------          Executive  Officer
Richard  Gabriel

/s/  Karen  L. Surplus        Chief Financial Officer            August 14, 2006
----------------------
Karen  L.  Surplus