Form 10QSB
period 2006-09-30
DNAPRINT GENOMICS INC
filed 2006-11-13
CIK 1127354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

( )	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to ____________ .

Commission File Number: 0-31905

DNAPrint Genomics, Inc.
(Exact name of registrant as specified in charter)

Utah	59-2780520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Cocoanut Avenue, Sarasota, FL 34236
(Address of principal executive offices)

(941) 366-3400
(Registrant’s Telephone Number)

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

YES ( ) NO (X)

State the number of shares outstanding of each of the issuer's classes of common equity as of October 20, 2006.

417,003,382 shares

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and the period December 10, 1998 (date of inception) to September 30, 2006	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and the period December 10, 1998 (date of inception) to September 30, 2006	6
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Securities Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
	Signatures	33
	Certifications	34

PART I

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

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

Item Item 1.
DNAPrint Genomics, Inc.
(A Developmental Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,789	$1,806,646
Accounts receivable (net of allowance for doubtful accounts of ($8,740 for 2006 and 2005)	208,427	101,852
Inventory, raw material	195,905	298,685
Deferred financing costs	103,085	118,335
Prepaid expenses and other current assets	73,077	145,095
Total current assets	691,283	2,470,613
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $1,028,361 for 2006 and $726,684 for 2005)	1,157,506	1,229,133
OTHER ASSETS:
Investment in Biofrontera	2,274,702	2,274,702
Goodwill and other intangibles	255,183	325,958
Other assets	15,808	9,703
Total other assets	2,545,693	2,610,363
TOTAL	$4,394,482	$6,310,109
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,986,044	$1,152,711
Accrued Expenses	329,857	198,889
Deferred Revenue	196,521	195,018
Accrued compensation expense	885,543	749,654
Line of credit	50,000	-
Notes payable at fair market value (net of discount of $670,516 for 2006 and $3,332,374 for 2005)	5,713,612	267,635
Notes payable to related parties	365,261	238,381
Capital lease obligation - current	182,542	264,936
Derivative liabilities	288,182	6,981,306
Total current liabilities	9,997,562	10,048,530
Capital lease obligation - long-term	56,058	172,505
Convertible debentures - long-term (net of discount of $17,863 for 2006 and $784,542 for 2005)	225,770	126,458
Convertible debentures - long-term at fair market value (net of discount of $1,861,651 for 2006)	152,099	-
Total liabilities	10,431.489	10,347,493

Commitments (See Note G below) Redeemable instruments	-	-
	-	52,750
STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A
Series A convertible preferred stock, 50,000 shares authorized; 40,000 shares issued , -0-outstanding at September 30, 2006 and 14,722 outstanding at December 31, 2005; $10 per share liquidation value	-	147
Common stock, $.01 par value, 1,500,000,000 shares authorized; 414,948,283 and 236,213,848 shares issued and outstanding, for 2006 and 2005, respectively	4,149,484	2,362,140
Common stock subscribed (2,752,500 and 559,876 shares for 2006 and 2005, respectively)	27,525	5,599
Additional paid-in capital	31,585,212	30,022,934
Accumulated other comprehensive gain (loss)	(3,939)	(541)
Prepaid warrant exercises	9,488	120,000
Deferred stock compensation and consulting	(135,476)	(94,374)
Deficit incurred prior to development stage	(7,427,422)	(7,427,422)
Deficit accumulated during the development stage	(34,241,879)	(29,078,617)
Total stockholders’ deficit	(6,037,007)	(4,090,134)
TOTAL	$4,394,482	$6,310,109

See notes to consolidated financial statements.

DNAPrint genomics, Inc.
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period
					December 10,
					1998 (Date of Inception) to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2006	2005	2006	2005	2006

REVENUES	$651,753	$316,983	$1,907,354	$906,470	$4,949,065

COST OF SALES	433,575	244,919	1,334,192	655,122	3,397,691

Gross Profit	218,178	72,064	573,162	251,348	1,551,374

OTHER OPERATING EXPENSES:
Research and development	1,939,563	646,660	5,150,416	1,444,020	15,918,466
Selling, general and administrative	1,007,600	866,638	2,548,506	1,953,515	13,312,990
Total other operating expenses	2,947,163	1,513,298	7,698,922	3,397,535	29,231,456

LOSS FROM OPERATIONS	(2,728,985)	(1,441,234)	(7,125,760)	(3,146,187)	(27,680,082)

OTHER INCOME (EXPENSES):
Interest expense	(19,994)	(7,264)	(41,489)	(40,924)	(1,536,762)
Interest income	-	5,092	196	15,807	16,170
Intrinsic value of convertible debt and non-detachable warrants and debt discount amortization	(465,840)	(624,991)	(2,178,263)	(624,991)	(4,631,347)
Amortization of deferred financing fees	(54,733)	(84,957)	(196,411)	(149,957)	(552,620)
Sale of option to Orchid Biosciences	-	-	-	-	353,090
Loss on disposal of investments	-	-	-	-	(349,006)
Gain (loss) on derivative contracts, net	55,230	787,714	1,183,020	(596,192)	(427,885)
Settlement expense	(133,000)	-	(133,000)	-	(285,437)
Foreign currency gain (loss)	7,605	(303)	3,992	(25,363)	(3,068)
Other expenses	-	(53,459)	-	(115,252)	(481,157)
Total other income (expenses) - net	(610,732)	21,832	(1,361,955)	(1,536,872)	(7,898,022)

NET LOSS	$(3,339,717))	(1,419,402)	$(8,487,715)	$(4,683,059)	$(35,578,104)

NET LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.08)	$(0.57)

SHARES USED IN COMPUTING NET
LOSS PER SHARE- Basic and Diluted	392,404,977	79,158,887	342,966,560	61,918,878	62,204,752

See notes to consolidated financial statements.

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period December 10, 1998 (Date of Inception) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,487,715)	$(4,683,059)	$(35,578,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,677	163,341	1,197,445
Provision for bad debts	-	-	11,738
Impairment of assets	-	-	254,434
Loss on disposal of investments	-	-	11,772
Loss on disposal of property and equipment	-	-	5,039
Loss on foreign currency transaction	-	25,363	7,060
Loss (gain) on derivative contracts, net	(1,183,020)	596,192	427,885
Amortization of deferred stock compensation and consulting	188,599	217,813	1,861,422
Amortization of deferred compensation	-	-	919,792
Amortization of deferred financing fees	196,411	149,957	552,620
Amortization of intangible assets	106,595	-	106,595
Common stock issued for interest expense on related party notes payable	-	-	1,300,378
Common stock issued for reorganization/court order	-	-	343,000
Common stock issued for services	90,949	18,139	2,431,065
Common stock issued for bankruptcy settlement	-	-	28,080
Stock issued for settlement	18,000	-	170,437
Intrinsic value of the convertible debt and non-detachable warrants and amortization of debt discount	2,178,263	624,991	4,631,347
Stock-based compensation	-	-	1,943,906
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in receivables	(101,668)	(32,246)	158,068
(Increase) decrease in inventory	105,359	(100,079)	(182,778)
Decrease (increase) in prepaid expenses and other assets	67,528	29,467	(1,004,565)
(Decrease) increase in accounts payable, deferred revenue and accrued liabilities	1,061,605	347,434	3,200,466
NET CASH USED IN OPERATING ACTIVITIES	(5,457,417)	(2,642,687)	(17,202,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(230,050)	(83,805)	(1,186,144)
Proceeds from disposal of property and equipment	-	-	10,100
Loan to Biofrontera	-	-	(193,683)
Investment in Biofrontera	-	(2,274,702)	(2,274,702)
Payoff of Biofrontera loan	-	-	202,380
Net bankruptcy adjustment	-	-	511,274
NET CASH USED IN INVESTING ACTIVITIES	(230,050)	(2,358,507)	(2,930,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock issuance costs	2,722,068	2,966,529	13,504,483
Proceeds from issuance of Series A convertible preferred stock, net of stock issuance costs	-	-	272,535
Prepayment for future warrant exercises, net	-	(105,000)	120,000
Proceeds from notes payable - related party	126,880	-	1,613,916
Collections from stock subscriptions	-	-	836,960
Proceeds from line of credit, net	50,000	-	50,000
Proceeds from settlement with Tampa Bay Financial	-	-	272,383
Advances from Tampa Bay Financial, net	-	-	384,581
Principal payments on capital lease obligation	(198,841)	(118,425)	(677,400)
Proceeds from convertible debenture and notes payable, net of costs	4,023,615	2,024,735	8,626,610
Repayments of notes payable	(2,723,881)	(445,020)	(4,283,872)
Repayments of notes payable, related parties	-	(30,009)	(467,443)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,999,841	4,292,810	20,252,753
Effect of exchange rate changes on cash	(8,231)	-	(8,291)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,695,857)	(708,384)	110,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	1,806,646	978,535	-

CASH AND CASH EQUIVALENTS, END OF PERIODS	$110,789	$270,151	$110,789

(continued)

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period December 10, 1998 (Date of Inception) to September 30, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Income taxes paid	$-	$-	$-

Interest paid	$25,905	$28,326	$153,675

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Stock subscriptions receivable arising from acquisition of DNAPrint Genomics, Inc. (Florida)	$-	$-	$1,000,000

Common stock issued for related party notes payable	-	$-	$1,211,322

Unrealized loss on long-term investments	$-	$-	$(222,443)

Common stock issued for land subsequently swapped for investment in Heroes, Inc.	$-	$-	$2,000,000

Dividends paid in stock of Heroes, Inc.	$-	$-	$(1,988,228)

Common stock issued for reorganization/court order
arising from conversion of claim to stock	$-	$-	$(2,905,500)

Conversion of Tampa Bay Financial advances to stock	$-	$-	$453,331

Equipment leased under capital lease	$-	$-	$701,167

Deferred compensation on grants of stock options	$-	$-	$925,350

Deferred compensation reduced for stock options cancelled	$-	$-	$(190,833)

Stock (issued)/to be issued for deferred compensation	$-	$-	$2,588,250

Debenture converted into common stock	$7,367	$162,000	$506,367

Common stock issued for satisfaction of accrued expenses	$-	$-	$307,865

Warrants issued for stock issuance costs, notes payable fees and consulting	$287,487	$868,498	$1,648,167

Intrinsic value of convertible debt and non-detachable warrants and debt discount	$2,913,975	$2,650,000	$8,983,975

Acquisition of Trace Genetics for common stock and warrants	$-	$318,283	$490,283

Implementation of SFAS 155, adjustment to beginning retained earnings which was offset to derivative liabilities or redeemable shares	$3,324,454	$-	$3,324,454

Conversion of preferred stock to common stock	$235,513	$240	$235,766

Preferred stock issued for satisfaction of accrued expenses	$-	$-	$110,000

Derivative liability for warrants, convertible feature of preferred stock and convertible feature for certain convertible debt reclassed from equity due to SFAS 133 derivative indeterminate shares	$-	$-	$916,505

See notes to consolidated financial statements

DNAPrint Genomics, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint Genomics, Inc. (“DNAP Utah”) was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences. In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint Genomics, Inc. a Florida corporation (“DNAP Florida”). On June 17, 2005, we acquired Trace Genetics, Inc. (“Trace Genetics”). DNAP Florida and Trace Genetics specialize in the research and development of genomic products and provide scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets. On October 12, 2005 we formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine. On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. (“Kenna”). Kenna develops software and related technologies for building computational models that mimic complex biological systems. On November 30, 2005, we acquired certain assets of a Canadian company which are used in our drug and diagnostic discovery business. We formed Ellipsis Biotherapeutics Corporation (“Ellipsis”) a Toronto-based corporation to acquire these assets. As a result of these acquisitions, the accompanying consolidated financial statements include the accounts of DNAP Utah and all of its wholly-owned operating subsidiaries (collectively referred to as “we”, “us”, “our”, “DNAP”). All significant intercompany accounts and balances have been eliminated in consolidation.

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and the period December 10, 1998 through September 30, 2006, (b) the financial position at September 30, 2006, and (c) cash flows for the nine-month periods ended September 30, 2006 and 2005, and the period December 10, 1998 through September 30, 2006, have been made.

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

The results of operations and cash flows for the nine-month period ended September 30, 2006 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2006.

Stock-Based Employee Compensation

On January 1, 2006, we implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), we used the modified prospective application (“MPA”). MPA requires us to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, we recognized the compensation cost for that portion of the award as to which the requisite service was rendered on or after January 1, 2006. The fair value for these awards are determined based on the grant-date.

We have a stock option plan that provides for the granting of stock options and awards to officers, and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. The number of shares of stock authorized under the 2001 Scientist Stock Option Plan plan is 77,630,000. Options are typically granted at the fair market value of the stock on the date of grant. The vesting of each grant is determined by the Board of Directors at the time the options are granted. The vesting period typically ranges from immediate vesting to vesting over a four-year period, and the options typically have an expiration term of ten years. We have granted options to acquire 1,594,022 shares of common stock that are not in this plan and were granted to an employee as a sign on bonus and a director at the time he joined our board.

The following information is presented for the non-vested stock options for the three and nine months ended September 30, 2006:
	Three Months ended September 30, 2006		Nine Months ended September 30, 2006
	Number of Shares	Weighted Avg. Grant-date Fair Value	Number of Shares	Weighted Avg. Grant-date Fair Value
Non-vested stock options at beginning of period	600,000	$0.02	600,000	$0.02
Forfeited during the period	-	$-	(200,000)	$0.02
Vested during the period	-	$-	(200,000)	$0.02
Granted during the period	-	$-	400,000	$0.02
Non-vested stock options at September 30, 2006	600,000	$0.02	600,000	$0.02

The following information is presented for the stock option activity for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at June 30, 2006:	66,387,070	$0.04
Granted	-	$-
Forfeited	(991,804)	$0.27
Outstanding at September 30, 2006	65,395,266	$0.04	9.0 years	$-
Outstanding exercisable at September 30, 2006	64,795,266	$0.04	8.8 years	$-

	Nine months ended September 30, 2006
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005:	66,666,112	$0.04
Granted	400,000	$0.03
Forfeited	(1,670,846)	$0.17
Outstanding at September 30, 2006	65,395,266	$0.04	9.0 years	$-
Outstanding exercisable at September 30, 2006	64,795,266	$0.04	8.8 years	$-

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model. The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 173%, risk-free interest rates of 4.67%, and expected lives of 5 years.

In accordance with SFAS 123(R), during the three and nine months ended September 30, 2006, we recognized compensation expense of $3,543 and $16,282, respectively for the fair value of stock options over the vesting period. Due to our net loss position, there was no tax effect recognized. There was no impact on our net loss per share for this additional expense.

At September 30, 2006, we have $ 3,576 of unrecognized compensation costs related to non-vested awards and we expect to recognize this expense by the end of 2006.

During 2005, we accounted for the stock options issued to employees, by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value based method, compensation cost is measured on the date of grant as the excess of the quoted market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the options.

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123(R), for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss, as reported	$(1,419,402)	$(4,683,059)
Deduct: Fair value of stock-based employee compensation costs	(35,371)	(58,447)
Pro forma net loss	$(1,454,773)	$(4,741,506)

Loss per share:
Basic and Diluted - as reported	$(0.02)	$(0.08)
Basic and Diluted - pro forma	$(0.02)	$(0.08)

Derivative and Other Financial Instruments

On January 1, 2006, we implemented SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement allowed us to elect fair value measurement of our financial instruments on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated (accounted for separately from the host financial instrument).

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

We elected to not implement SFAS 155 for the notes payable to Dutchess that we executed during June 2005 and August 2005, and the embedded conversion features were bifurcated and accounted for separately. For these financial instruments, net-cash settlement was assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. These bifurcated financial instruments were initially recorded at fair value as a derivative liability and subsequently adjusted to fair value at the close of each reporting period with any difference recorded as a gain or loss on derivatives in our Statement of Operations. If any of the derivatives could potentially result in our having indeterminable shares (i.e. from a conversion price that is indexed to our stock), we then are required per Emerging Issues Task Force (“EITF”) 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock to classify all of our outstanding warrants at fair value as a derivative liability. The initial entry to record the derivative liability for these outstanding warrants is offset to paid-in capital. At each subsequent reporting period, we continue to record these instruments at fair value as a derivative liability with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares.

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

During 2006, we allocated the goodwill and intangibles that were recorded related to the Trace Genetics acquisition to non-compete employment agreements, customer base and databases. The total amount of Trace Genetics intangible assets of $269,827 will be amortized over a three- to five-year period. At September 30, 2006, our other intangible assets excluding goodwill were as follows:

Technology Rights	$ 57,582
Non-compete agreements	185,298
Customer base	22,539
Databases	61,989
Total other intangibles	327,408
Accumulated Amortization	(108,046)
$219,362

The amortization of the intangible assets for the nine months ended September 30, 2006 and 2005, respectively was $101,699 and $-0-. The estimated amortization expense is $25,515 for the remainder of 2006, $89,542 for 2007, $58,666 for 2008, $27,778 for 2009 and $17,861 for 2010.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.”  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for our 2006 annual financial statements.  We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements.  The adoption of SAB No. 108 is not expected to materially impact our consolidated financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of $9,306,279 at September 30, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, the issuance of notes, a line of credit, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the put notices to Dutchess and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants and borrowing against the value of the Biofrontera common stock shares we own will fund our operating activities through 2006. However, there can be no assurance the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue and the put notices to Dutchess will be funded, or that we will have the cash flow to meet our operating requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C - LOSS PER COMMON SHARE

Common stock equivalents in the three- and nine-month periods ended September 30, 2006 and 2005 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding. The shares used in computing the net loss per share have been adjusted for the twenty-for-one reverse stock split that occurred on July 12, 2005.

The following table summarizes our potential common stock shares that are issuable upon the exercise of warrant and options and conversion of debt and preferred stock to common stock at September 30, 2006 and 2005 which may dilute future earnings per share.

	September 30, 2006	September 30, 2005
Convertible notes **	229,430,066	330,366,703
Convertible preferred stock **	-	12,033,694
Warrants and options	93,719,795	9,769,605
	323,149,861	352,170,002

**The number of common stock shares the convertible notes and preferred stock could be converted into was estimated using the conversion price at September 30, 2006 or September 30, 2005 as applicable. The conversion price varies based upon the price of our common stock.

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on March 6, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price of $0.01. The $65,000 fee was included in the calculation to allocate the fair market value to the March note payable and convertible debenture transaction. We recorded this transaction in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. We also paid $48,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

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

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $320,000 payable on April 17, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price of $0.01. The $65,000 fee was included in the calculation to allocate the fair market value to the April note payable and convertible debenture transaction. We recorded this transaction in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. We also paid $47,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

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

In connection with the note, we paid Dutchess a facility fee of $90,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on May 18, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price of $0.01. The $90,000 fee was included in the calculation to allocate the fair market value to the May note payable and convertible debenture transaction. We recorded this transaction in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. We also paid $40,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

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

In connection with the note, we paid Dutchess a facility fee of $90,000 and issued to Dutchess a non-interest bearing convertible debenture in the amount of $373,750 payable on June 29, 2011. The shares of common stock underlying the debenture carry piggyback registration rights. The debenture may be converted at Dutchess’ option at a conversion price of $0.01. The $90,000 fee was included in the calculation to allocate the fair market value to the June note payable and convertible debenture transaction. We recorded this transaction in accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. We also paid $46,000 of fees to Athena which were recorded as deferred financing fees and are being amortized to interest expense over the term of the note.

The discount of $446,825 to the debt instrument and the $362,000 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.

If there is an event of default with any promissory note to Dutchess, Dutchess has the right to convert the remaining principal at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date. At September 30, 2006, there was no event of default.

Dutchess Security Agreement

All of the Dutchess notes are secured by a security interest in substantially all of our assets. In each of the Dutchess note agreements, at maturity, if there is any unpaid amounts, Dutchess can exercise its right to increase the outstanding amount by ten percent and an additional two and one-half percent per month.

Note Payable

On August 17, 2006, we entered into a short-term unsecured loan agreement. The amount of the loan was 100,000 euros ($127,715 USD), with an interest rate of 12% per annum and a maturity date of November 15, 2006. This note was paid on October 27, 2006.

Line of Credit

During July 2006, we borrowed $50,000 on our unsecured line of credit. The annual interest rate is Prime rate plus 2%. The line of credit expires on May 19, 2007.

NOTE E - DERIVATIVE LIABILITIES AND REDEEMABLE INSTRUMENTS

On January 1, 2006, we implemented SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which allows us to elect fair value measurement of our financial instruments on an instrument-by-instrument basis in cases in which a derivative would otherwise have to be bifurcated.

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

At September 30, 2006, the balance sheet caption derivative liabilities is the result of recording the outstanding warrants at fair market value. In accordance with EITF 00-19, we are required to record the outstanding warrants at fair market value if any financial instrument has a conversion feature that is indexed to our common stock that may potentially result in our having indeterminable shares. The initial entry to record the derivative liability for these outstanding warrants is offset to paid-in capital. At each subsequent reporting period, we continue to record these instruments at fair value as a derivative liability with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares. During the nine months ended September 30, 2006, we recorded a gain on derivative liabilities of $137,329 related to recording the warrants at fair value during this reporting period. The outstanding warrants are exercisable for 28,324,529 shares of our common stock at September 30, 2006.

During 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

Fair value for option-based financial instruments is determined using the Black Scholes Pricing Model.

NOTE F - OTHER EQUITY TRANSACTIONS

Reverse Stock Split

All share data in these financial statements have been restated to reflect the twenty-for-one reverse stock split that occurred on July 12, 2005.

Dutchess Put Notices

On September 28, 2004, we entered into an investment agreement with Dutchess, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period ($30 million remaining at September 30, 2006). The Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice. During the nine months ended September 30, 2006, we exercised put notices in accordance with our agreement and received $2,723,881 of cash proceeds ($2,722,068 cash proceeds net of cash offering costs) for which we issued 145,634,560 shares of our common stock to Dutchess. For the nine months ended September 30, 2006, all of the proceeds totaling $2,723,881 from these puts were used to reduce the notes payable outstanding with Dutchess.

Conversion of Debenture and Exercise of Warrants

During the first nine months of 2006, La Jolla converted $7,367 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 110,512 shares of our common stock. The combined transactions resulted in our issuing 10,182,249 shares of our common stock and we reduced the prepaid warrant account by $110,512.

Investor Relations Agreement

On February 22, 2006, we entered into an investor relations agreement with an investor relations firm to increase investor awareness of our Company. For these services, we paid $75,000 and issued 2 million shares of our common stock. The 2 million shares of common stock were valued at quoted market price for a value of $53,600 which is being expensed to administrative expense over the three-month term of the agreement.

On August 25, 2006, we entered into a six-month investor relations agreement with an investor relations firm to increase investor awareness of our Company. For these services, we issued 6,250,000 shares of our common stock and agreed to issue an additional 6,250,000 shares at the three-month anniversary of the agreement. The 6,250,000 shares of common stock that was issued was valued at quoted market price for a value of $81,250 which is being expensed to administrative expense over three months. The additional 6,250,000 shares that are to be issued will be amortized over the remaining three months of the agreement.

Stock Subscribed

During the nine months ended September 30, 2006, we issued 502,053 shares of our common stock that were issuable at December 31, 2005.

Consulting Agreements

During the first quarter of 2006, we recorded $24,995 of consulting expense for 1,006,312 shares of our common stock. These shares had a quoted market price of $0.025 per share. During the second quarter of 2006, we recorded $49,500 of consulting expense for 2,750,000 shares of our common stock. These 2,750,000 shares were valued at quoted market price of $0.018.

In accordance with our agreement that was effective September 28, 2004 with The Wall Street Group, Inc.; we granted them a warrant to purchase 9,090,909 shares of our common stock at an exercise price of $0.011. The warrant was valued at a fair value of $94,851 using the Black Scholes Pricing Model.

Settlement Agreement

On September 13, 2006, we settled litigation with Lonnie Bookbinder who had claimed additional compensation from us. In the settlement agreement, we agreed to issue 1.5 million shares of our common stock and pay $115,000 of cash to him. We recorded a settlement expense of $133,000 during the third quarter of 2006. The 1.5 million shares of common stock were valued at a quoted market price of $0.012.

Fair Market Value of Options
During the nine months ended September 30, 2006, we recorded compensation expense of $16,282 for stock options on which the requisite service was performed during 2006. The compensation expense is recorded over the vesting period based upon fair market value of the options using the Black Scholes Pricing Model in accordance with SFAS 123(R).

Preferred Stock Converted to Common Stock

On January 11, 2006, 14,722 shares of our preferred stock outstanding were converted to 11,651,761 shares of our common stock.

Intrinsic Value of Convertible Debt

During the nine months of 2006, we recorded $110,074 for the intrinsic value of our convertible incentive debentures.

NOTE G - COMMITMENTS

Research Sponsorship and License Agreement with Harvard Medical School

On January 24, 2006, we entered into an exclusive research sponsorship and license agreement with Harvard College. The license provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The sponsored research payments total approximately $2.5 million and will be paid in quarterly installments of approximately $208,333 over approximately three years. At September 30, 2006, we have $2.0 million remaining on these sponsored research payments.

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

Research Sponsorship Agreement

Effective January 1, 2006, we entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences for sponsored research in connection with the synthesis and testing of certain compounds as possible human medications for drug abuse, attention deficit hyperactivity disorder, and depression. We had previously licensed exclusive rights to the compounds from a researcher on October 19, 2005 under an exclusive licensing agreement. The sponsored research payments total $300,000 and will be paid in monthly installments of $25,000 over one year. We will acquire all intellectual property associated with the research results. At September 30, 2006, we have a remaining obligation of $125,000 for these monthly installments.

KBI BioPharma Service Agreement

During late March 2006, we entered into a services agreement with KBI BioPharma for the production development of our Erythropoietin (“EPO”) product. The total estimated price is $2,840,000. At September 30, 2006, we had paid approximately $576,000 of this cost. This research and development contract is recorded to expense as each payment is made.

Consulting Agreement with Dr. Arthur Sytkowski

Effective August 1, 2006, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel to consult on the development of a new, more potent and longer acting form of EPO. Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license. At September 30, 2006 we had paid $10,000 of this cost.

Collaborative Research Agreement with Beth Israel

Effective July 1, 2006, we entered into a Sponsored research agreement with Beth Israel Deaconess Medical Center, Inc. to provide four researchers to us to conduct certain research work related to our EPO research. The total cost per the amended agreement is $593,436. At September 30, 2006 we had paid $98,906 of this cost.

Property Leases

On August 1, 2006, we entered into a five-year agreement beginning October 1, 2006 to lease 7,500 square feet for $72,000 per year plus common area maintenance charges. The lease escalates annually based upon the consumer price index.

During September 2006, we amended our lease for our Richmond, California location as the lease was expiring. Beginning October 1, 2006, the rent is $102,300 per year for 3,550 square feet with a termination date of February 29, 2009.

Ovarian Cancer Samples

We entered into an agreement to acquire ovarian cancer samples. The maximum amount due for these samples is $40,000. At September 30, 2006, we had accrued for $8,000 of this cost.

NOTE H - CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

NOTE I - SUBSEQUENT EVENTS

Dutchess Put Notices

From October 1 to October 27, 2006, we exercised put notices in accordance with our agreement with Dutchess and received $29,236 of cash proceeds for which we issued 2,955,099 shares of our common stock to Dutchess. We used all of these proceeds to pay principal payments on our notes payable with Dutchess.

Clientis line of credit

On October 3, 2006, we entered into an unsecured line of credit with Clientis Ersparniskasse Erlinsbach bank. The line of credit is for 400,000 (approximately US$315,000) Swiss Francs with an annual interest rate of 4%, and the line of credit terminates on October 6, 2007. On October 3, 2006, we borrowed 400,000 Swiss Francs (approximately US$315,000) on the line of credit.

On October 26, 2006, we entered into an unsecured line of credit with Clientis Ersparniskasse Erlinsbach bank. The line of credit is for 160,000 Euros (approximately US$200,000) with an annual interest rate of 5%, and the line of credit terminates on October 26, 2007. On October 27, 2006, we borrowed 160,000 (approximately US$200,000) Euros on the line of credit.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed our most recent Annual Report on Form 10-KSB, as well as the factors discussed in this Form 10-QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

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

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2005 and September 30, 2006 and the financial statements for the three and nine months ended September 30, 2006 and 2005 included with this Form 10-QSB.

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

Estimation of Fair Market Value

We use the Black Scholes Pricing Model to determine fair market value in certain instances (i.e. to value warrants and the intrinsic value of the convertible debt and non-detachable warrants). The Black Scholes Pricing Model requires estimated assumptions in its computation. We estimate the assumptions used in each calculation based upon the transaction term and what we believe most appropriately reflects the transaction. If different estimates of the assumptions were used, it could result in different fair market value amounts being calculated. Additionally, various methods can be used to determine the fair market value of the warrant. If a different model were used besides the Black Scholes Pricing Model, it could result in different fair market value amounts being calculated.

Derivatives

We have reviewed our contracts and financial instruments to determine what derivatives and embedded derivatives we may have. We have then reviewed these derivatives and embedded derivatives to determine if they should be recorded as equity or a derivative liability valued at fair value. Judgment is used to apply the criteria of Statement of Financial Accounting Standards No. 133 and No. 155 and Emerging Issues Task Force 00-19 to the derivatives. Also judgment and estimates are required to determine the fair value of the derivative liabilities and the fair market value of the financial instrument as a whole. Although the Company’s management believes that the estimates and assumptions used are reasonable, actual results may differ from these estimates under different assumptions or conditions.

Summary

Although we have been in existence for a number of years, we continue to be a development company while we develop products for introduction to the pharmacogenomics market. We continue to devote substantially all of our efforts to initiating and developing our planned principal operations in our pharmacogenomics products. We generate revenues in our consumer, forensic and genotyping services, but these services have not yet resulted in the generation of significant revenues. Our revenue for the nine months of 2006 has increased over the first nine months of 2005 mainly due to an increase in sales of our ancestry product, AncestryByDNA(TM) and genotyping services. The increase in genotyping is the result of our acquisition of Ellipsis assets late in 2005. Our consumer revenues increased as a result of the revenue contribution from Trace Genetics which we acquired during mid-2005 and sales generated from increased advertising and other publicity, including news stories and television shows. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

In our pharmacogenomics area, we have established a strategic alliance with Beth Israel Deaconess Medical Center (“Beth Israel”) to develop a new, more potent and longer acting form of the anemia drug Erythropoietin (“EPO”). EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count. Under the agreement, Beth Israel has granted us an exclusive license to United States and foreign patents related to certain forms of EPO. We have the right to develop, use, market and sell products derived from the licensed patents. We have also entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research.

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

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences (“MCPHS”), under which Dr. Mark Froimowitz will lead at MCPHS a research project that relates to the compounds that we license from him. The area of research is the synthesis and testing of monoamine transporter inhibitors as possible human medications for drug abuse, for ADHD, and for depression. The specific research covered by this agreement is the synthesis of quantities of compounds sufficient for animal testing, including developing methods for the resolution or chiral synthesis of compounds.

We entered into an exclusive license agreement (the “Harvard License”) with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard License provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. Under the Harvard License, we have the exclusive right to develop market and sell products and services derived from the research.

We continue work on OVANOMETM, a Taxol screening diagnostic test, and STATINOMETM, a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. Our OVANOME(TM) technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida. We are currently trying to acquire enough samples to perform our research for our OVANOME(TM) work.

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

Results of Operations

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005

Revenues and Cost of Sales

During the three and nine months ended September 30, 2006 and 2005, revenues were $651,753 and $1,907,354 for 2006, respectively and $316,983 and $906,470 for 2005, respectively. A $334,770 increase in revenues for the third quarter of 2006 compared to the same quarter from the prior period is a 106% increase while a $1,000,884 increase in revenues for the nine month period ending September 30, 2006 compared to the same period in the prior year is a 110% increase. In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $196,521 as of September 30, 2006. Deferred revenue is recorded when a prepaid or billed order has been received, but all the services have not been completed as of September 30, 2006. The majority of the deferred revenue will be recognized as revenue in the fourth quarter of 2006.

The approximate increase of $335,000 in revenues for the three months ended September 30, 2006 compared to the same period in the prior year is mainly the result of our AncestryByDNA(TM) revenues increasing by approximately $42,000, our MtDNA(TM) revenues increasing approximately $23,000, Y SNP revenues increasing approximately $6,000, EURO-DNATM revenues increasing approximately $53,000 and genotyping services revenues increasing approximately $237,000 compared to the same period in the prior year. These increases were offset by a decrease of approximately $9,000 from our paternity services, a decrease of approximately $7,000 from our forensic services and lower other income of approximately $10,000 compared to the same period in the prior year.

The approximate increase of $1,001,000 in revenues for the nine months ended September 30, 2006 compared to the same period in the prior year is mainly the result of our genotyping revenue increasing by approximately $443,000, our AncestryByDNA(TM) revenues increasing by approximately $391,000, our MtDNA(TM) revenues increasing approximately $114,000, Y SNP revenues increasing approximately $55,000, EURO-DNATM revenues increasing approximately $85,000 and forensics services revenues increasing approximately $8,000 compared to the same period in the prior year. These increases were offset by a decrease of approximately $101,000 from our paternity services. In addition, we had and increase of approximately $6,000 of additional other revenues.

Genotyping sales were generated primarily through work with universities with three customers being our major clients of these services during 2006. The increase of genotyping services of approximately $237,000 and $443,000 during the first three and nine months of 2006, respectively compared to the same period in 2005 was the result of the revenue from our acquisition of Ellipsis during late 2005. Three of our customers accounted for approximately $490,000 of our genotyping sales during the first nine months of 2006.

During the three and nine months ended September 30, 2006 compared to the same period in 2005, sales of our consumer services increased by approximately $124,000 and $645,000, respectively. This is due to increased awareness and interest in genealogy. We have been featured in several articles and television spots which has resulted in an increase in sales of our consumer products during this year. We currently contract with distributors who also sell our consumer products as well as advertise on the Internet and in paper-based publications (i.e. through Google and Family Tree magazine) to grow sales of our consumer products. Our consistent sales come through our distributors. We will also continue to pursue adding distributors to increase our sales volume of our consumer products. One of our distributors accounted for approximately $310,000 of sales during the first nine months of 2006.

During the nine months ended September 30, 2006 compared to the same period in 2005, sales of our forensic services increased by approximately $8,000. During the third quarter of 2006 compared to 2005, sales of our forensic services decreased by approximately $7,000 We continue to market our forensic services that we have to offer, but have focused our marketing efforts on our consumer products as the forensic sales are typically sold by referrals.

During the three and nine months ended September 30, 2006 compared to the same period in 2005, sales of our paternity services decreased by approximately $9,000 and $101,000, respectively. During 2005, we had one customer that accounted for the majority of our paternity revenue, and toward the end of 2005, this customer found an alternative source for this service. We do not expect our paternity services to be a large revenue generator for us in 2006 as we are focusing our marketing efforts on our consumer products.

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

During the three and nine months ended September 30, 2006 compared to the same period in 2005, cost of sales increased by approximately $189,000 and $679,000, respectively. This was a result of increased revenues during the three and nine months ended September 30, 2006 compared to the same period in 2005. The cost of sales as a percentage of revenue was 70% and 72% for the nine months ended September 30, 2006 and 2005, respectively. Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research and Development Expenses

During the three and nine months ended September 30, 2006 compared to the same period in the prior year research and development (R&D) expenses increased $1,292,903 and $3,706,396, respectively. The increase of approximately $1,293,000 in R&D during the third quarter of 2006 compared to the same quarter in the prior year resulted primarily from $752,000 of costs invested in our EPO project, $75,000 invested in our ADHD project, $260,000 invested in our diabetes project, $25,000 invested in post operative nausea and vomiting project and $44,000 invested in Statinome project, and increase of labor costs of $171,000. This was offset by a decrease of $34,000 in the allocation of administrative costs.

The increase of approximately $3,706,000 in research and development expense for the first nine months ended September 30, 2006 compared to the same period in 2005 resulted primarily from $1,604,000 of costs invested in our EPO project, $225,000 invested in our ADHD project, $64,000 invested in our Statinome project, $859,000 invested in our diabetes project, $96,000 invested in post operative nausea and vomiting project and $108,000 invested in research samples used to expand our current products, and increase of labor costs of $354,000. The remaining increase of $396,000 was the cost of increased research performed on our other current products and allocation of administrative costs.

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

In order to advance our pharmacogenomic products to commercialization, our development costs for these products will increase in 2007. We have the following commitments which will increase our research and developments costs in the future.

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

During late March 2006, we entered into a service agreement with KBI BioPharma for services to be provided totaling $2,840,000 of which $576,000 has been paid. KBI will provide us services for the production development of EPO.

During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research. This project will cost approximately $600,000.

We entered into an exclusive licensing agreement with Dr. Mark Froimowitz to develop a series of compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, ADHD and depression. We are obligated to pay the licensor a two percent (2%) quarterly royalty fee on the net sales of products covered by the license. Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties. Additionally, the license requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The license’s initial five-year term is supplemented by options capable of extending the license term for up to twenty years.

We entered into an exclusive research sponsorship and license agreement (the “Harvard License”) with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard License provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The remaining sponsored research payments total approximately $2.1 million and will be paid in quarterly installments of approximately $208,333 over approximately three years.

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

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences (“MCPHS”), under the supervision of Dr. Mark Froimowitz. We have $125,000 of payments to MCPHS remaining for this research work.

We have begun development of our new licensed technology from Beth Israel Deaconess Hospital (BIDMC), known as ‘Super’ EPO, which we anticipate will be used to treat kidney dialysis, cancer patients and immune transplant patients for anemia, and we anticipate spending between $800,000 and $1,000,000 in development costs to advance the product technology to a pre-clinical development stage during 2006. Following the pre-clinical development program in 2006, we expect to file an Investigational New Drug Application with the FDA during 2007 with the hopes of commencing human clinical trials sometime thereafter. At that point, our requirement for funding will increase significantly, but also our technology will advance dramatically from a laboratory product into a product in development.

During 2006 and 2007, we will also review the entire BIDMC patent estate and determine if any of the other patents available to us under the licensing agreement may be partnered, joint ventured, sublicensed or otherwise exploited to help offset the cost of Super EPO development.

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

Selling, general and administrative expenses increased $140,962 for the third quarter of 2006 compared to the third quarter of 2005 and $594,991 for the nine months ended September 30, 2006 compared to the same period in the prior year. The selling, general and administrative expenses increase of approximately $141,000 for the third quarter of 2006 compared to the same quarter in the prior year was primarily the result of increased advertising, marketing materials and investor relations costs of approximately $79,000; the remaining increase of approximately $62,000 is mainly due to the administrative costs added from our Ellipsis and Trace Genetics acquisitions in mid-to-late 2005.

The selling, general and administrative expenses increase of approximately $595,000 for the nine months ended September 30, 2006 compared to the same period in the prior year was primarily the result of increased advertising, marketing materials and investor relations costs of approximately $293,000; the remaining increase of approximately $302,000 is mainly due to the administrative costs added from our Ellipsis and Trace Genetics acquisitions in mid-to-late 2005.

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

Interest Expense

During the three months and nine months ended September 30, 2006, we recognized an increase of $12,730 and $565, respectively of interest expense compared to the same period in the prior year. The increase in interest expense for the three- and nine-month periods ended September 30, 2006 compared to the prior year is due mainly to higher interest on leases which was offset by a lower La Jolla convertible debenture balance during 2006 compared to 2005 as La Jolla exercised its conversion rights each month during 2005.

Interest Income

During the three and nine months ended September 30, 2005, we recorded $5,092 and $15,807 of interest income on a loan to Biofrontera, a German company. This loan was paid off during 2005. We did not have any loans payable to us during 2006.

Intrinsic Value of Convertible Debt and Non-detachable Warrants and Debt Discount Amortization

We recorded interest expense of $465,840 and $624,991 pertaining to the intrinsic value of convertible debt and non-detachable warrants and debt discount amortization during the three months ended September 30, 2006 and 2005, respectively and $2,178,263 and $624,991 during the nine months ended September 30, 2006 and 2005, respectively. We expect this expense to continue throughout 2006 as we have funded our operating cash flows through notes payable with Dutchess.

Amortization of Deferred Financing Fees

During the three and nine months ended September 30, 2006, we expensed $54,733 and $196,411, respectively of deferred financing fees related to the La Jolla debenture and Dutchess notes. This is compared to $84,957 and $149,957 expensed during the three and nine month periods of 2005, respectively. We expect this expense to continue throughout 2006 as we have funded our operating cash flows through notes payable with Dutchess.

Gain (loss) on Derivative Contracts, Net

During the nine months ended September 30, 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

During the three and nine months ended September 30, 2006, we recorded a gain on derivative liabilities of $55,230 and $137,329, respectively related to recording the warrants at fair value during this reporting period.

During the first quarter of 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

During the third quarter of 2005, we recorded a gain on derivative contracts of $787,714 related to recording the warrants at fair value during that quarter. During the nine months ended September 30, 2005, we recorded a loss of $2,229,283 related to the initial recording of certain Dutchess notes and this was offset by recording a net gain of $1,633,091 for various derivatives at fair value during this nine month period.

Settlement Expense

On September 13, 2006, we settled litigation with Lonnie Bookbinder who had claimed additional compensation from us. In the settlement agreement, we agreed to issue 1.5 million shares of our common stock and pay $115,000 of cash to him. We recorded a settlement expense of $133,000 during the third quarter of 2006.

Foreign Currency Gain (Loss)

During the three and nine months ended September 30, 2005, we recorded a foreign currency loss of $303 and $25,363, respectively on a loan we made in Euros. This loan was paid off during 2005. During the three and nine months ended September 30, 2006, we had a foreign currency gain of $7,605 and $3,992, respectively related mainly to our Canadian subsidiary.

Other Expense

During 2005, we incurred $53,459 and $115,252 for the three and nine months ended September 30, 2005 of costs related to a potential acquisition of Biofrontera that was not completed.

Liquidity and Capital Resources

General

During the first nine months of 2006, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the nine months ended September 30, 2006 was $5,457,417. We also had principal payments on capital lease obligations of approximately $199,000 and purchases of laboratory equipment and computers of approximately $230,000. The resulting cash shortfall was financed primarily through proceeds from notes payable of $4,150,495, net of costs. We also borrowed $50,000 on our line of credit. The repayments of notes of $2,723,881 was financed by the Dutchess puts which resulted in proceeds from common stock of $2,722,068, net of stock issuance costs.

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

In order to continue to use our $35 million funding facility with Dutchess Equity Partners to fund our operations and complete future acquisitions, during April 2006 we filed a registration statement to register 600,000,000 shares of our common stock for this facility. The registration statement was declared effective on May 1, 2006. On September 14, 2006, we filed a registration statement to register 260,281,228 shares of our common stock of which 175,000,000 shares were for the shares underlying the convertible debentures held by Dutchess and 45,000,000 shares were for the shares underlying the convertible debentures held by La Jolla. The SEC is in the process of reviewing this filing.

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

On October 30, 2006, Biofrontera, AG registered its stock on the Düsseldorf and Frankfurt, Germany stock exchanges. We anticipate that we will be able to get a line of credit facility by using the shares we own in Biofrontera, AG as collateral.

We have formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine. This new company will be focused on pharmacogenomics -- personalized medicine based on a patient's DNA. To finance our pharmacogenomics products, we will also be seeking funding for DNAPrint Pharmaceuticals.

We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We anticipate that the funding we expect to receive from the Dutchess agreement and from borrowing funds using the shares we own in Biofrontera, AG as collateral will fund our operating activities through 2006. We will continue to use the $35 million Dutchess facility to provide additional cash in the future to fund future acquisitions, if any, and provide operating cash flow. If our share price is sufficiently low, or if any number of adverse factors or events occur, we will not have enough equity to complete future acquisitions or possibly to continue operations beyond 2006. Management is adequately confident that equity financing or debt will be available to fund our operations until revenue streams are sufficient to fund operations; however, the terms and timing of such equity or debt cannot be predicted.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of $9,306,279 at September 30, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Over the past few years, our operations have been funded through related party funding, sales of common stock and preferred stock, issuance of notes, line of credit, put notices with Dutchess and the issuance of convertible debentures and the exercise of non-detachable warrants. We continue to experience some success generating operating revenues, and we anticipate, but cannot assure, that our existing funding sources will fund our operating activities through 2006. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

On August 1, 2006, we entered into a five-year lease for 7,500 square feet with the estimated cost of $9.60 per square foot plus monthly CAM charges. We will incur costs to build out this facility of approximately $125,000 to $150,000.

In addition, it is anticipated that new laboratory and computer equipment will be purchased during 2006. Computer purchases for programming, modeling and business use are estimated at approximately $20,000 and scientific and business programs and software at approximately $50,000. Capital expenditures for laboratory equipment are estimated at approximately $50,000 during 2006.

It is our intent, during 2006, to increase our marketing and sales personnel. Current plans are to add one person in this area. As cash flow permits, we plan on increasing our research staff through the addition of up to one post doctor. The post doctor would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition, we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, conditions and other unforeseen factors could impact the decision making process and as a result plans may change.

Off-Balance Sheet Arrangements

As of September 30, 2006, we have no off-balance sheet arrangements.

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

On July 8, 2005, a former consultant of ours, Lonnie Bookbinder, filed suit in the Circuit Court of the Twelfth Judicial Circuit of Florida in and for Sarasota County, Florida, Civil Division.  The complaint, styled Bookbinder v. DNAPrint Genomics, Inc., Richard Gabriel, Hector Gomez and GenBiomics, LLC, names as defendants us, along with two of our directors and a dissolved limited liability company in which two of our directors were members.  The complaint sought damages arising out of services Mr. Bookbinder claims to have provided on our behalf. We deny any liability to Mr. Bookbinder.  We filed and prevailed on a Motion to Dismiss the complaint because we believed it did not state a claim. Plaintiff then filed an Amended Complaint.  We have a Motion to Dismiss pending on the same grounds as that previously filed. The deposition of Lonnie Bookbinder took place on May 23, 2006. Mr. Gabriel will be deposed next. Both parties agreed to mediate, and a mediation took place on September 8, 2006. The case was resolved for $115,000 of cash and 1.5 million shares of our common stock.

Item 2. Unregistered Sales of Equity Securities

During September 2006, we issued 7,631,250 shares of common stock in conjunction with the Investment Agreement with Dutchess Private Equities Fund, II, L.P., who is a sophisticated investor, and received $82,908 of cash proceeds. We believe this transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

On September 24, 2006, we granted to The Wall Street Group, who is a sophisticated investor, a five-year warrant for 9,090,909 shares of our common stock for consulting services performed. This warrant has an exercise price of $0.011 and was valued at $95,306 based upon the Black Scholes Pricing Model. We believe this transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

On September 27, 2006, we issued 1,500,000 shares of common stock to Lonnie Bookbinder, who is a sophisticated investor, in accordance with the terms of a settlement agreement with him. These shares were valued at $18,000. We believe this transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering was not underwritten.

On September 30, 2006, warrants to purchase 697,727 shares of common stock were granted to Athena as a fee for their services at a range of exercise prices from $0.01 to 0.114 and expire five years from the grant date. These warrants were valued at $7,277 based upon the Black Scholes Pricing Model.

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

DNAPrint Genomics, Inc.
Registrant

/s/Richard Gabriel	/s/Karen L. Surplus

Richard Gabriel President and Chief Executive Officer November 13, 2006	Karen L. Surplus Chief Financial Officer November 13, 2006