Form 10KSB
period 2006-12-31
DNAPRINT GENOMICS INC
filed 2007-03-15
CIK 1127354

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[     ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number 0-31905

DNAPrint Genomics, Inc.

(Name of small business issuer in its charter)

Utah

(State or other jurisdiction of incorporation or organization)

59-2780520

(I.R.S. Employer Identification No.)

1621 West University Parkway, Sarasota, FL  34243, (941) 366-3400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [_]  No [X]

State issuer's revenues for its most recent fiscal year:  $2,433,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 15, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $7,886,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 15, 2007:   492,844,374.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates by reference certain information from the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

PART I

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-KSB Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-KSB Annual Report, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents that we file with the Securities and Exchange Commission.

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

Item 1. Description of Business.

HISTORY

We initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. and subsequently changed our focus to human genome sciences. In connection with this change in focus, on July 15, 2000, we acquired DNAPrint Genomics, Inc. through the issuance of 9,600,000 shares of our common stock. After the acquisition, we focused on the discovery and development of our TruLine products - TruSeq, SNiPscan and TruSpin. We actively engaged in human identification analysis and used our proprietary TruLine products to reduce the cost of producing a genetic profile to less than 50% of the standard price. Our strategy was to sell our proprietary reagent to geneticists at universities, hospitals and commercial laboratories working on genotyping projects. The reagent kit was designed to save researchers money in reagent costs. Companies that sold the reagents, however, made advances in their own reagents, which lowered the cost and ultimately negated the benefit of using our products. The technology was thus abandoned.

In 2001, Dr. Tony Frudakis, our founder, teamed with other scientists to conduct research to develop new genomics products with consumer, forensic and pharmacogenomics applications. However, lack of funding limited the amount of research conducted. We implemented cost cutting measures to conserve cash. In spite of these hardships; we were able to continue our research and development efforts on a reduced and limited basis throughout most of 2002 and 2003. During 2002, our Board of Directors began a search for new leadership. After a search for a new Chief Executive Officer/President, Mr. Richard Gabriel agreed to accept the position without requiring immediate cash compensation. Because we did not have cash available to pay Mr. Gabriel's salary, he agreed to enter into an employment contract for one year that granted him 1,500,000 shares of our stock in lieu of immediate cash compensation.

As Chief Executive Officer and President, Mr. Gabriel agreed to seek additional executive management, particularly a Chief Financial Officer, a Chief Operating Officer and a Chief Medical Officer and to locate a firm to represent us in raising investment capital sufficient to build and sustain the business over the next 2-3 years. Mr. Gabriel and the new management team successfully completed these goals. Mr. Gabriel hired our former Chief Financial Officer and Chief Operating Officer, Monica Tamborini, and our Chief Medical Officer, Dr. Hector J. Gomez. In May of 2003, Mr. Gabriel also convinced Ms. Tamborini and Dr. Gomez to agree to work initially without requiring immediate cash compensation. They agreed to enter into employment contracts with us for one year in return for stock grants of 1,000,000 and 1,250,000 shares respectively.

With executive management in place, we next developed a strategic plan to achieve our short-term goal of securing financing and our longer term goals of growth and stability. Where prior management saw partnering and licensing arrangements as the way to success, new management's view was that growth would occur with proven success. Management has emphasized demonstrating that our current products are viable, and management believes the shortest path to that goal is through concentrating our initial sales efforts on the consumer and forensic markets. While we expect pharmacogenomics products to outperform other market products in the long run, their introduction to market has a longer time horizon and requires larger investments of time, personnel and capital before they produce revenue and generate cash flow.

Management sought investment bankers to represent us in our search for financing. In April 2003, we engaged an investment banking firm to assist us in our efforts to raise debt and/or equity capital. In December 2003, we successfully agreed to place $8,000,000 of our securities over approximately a 20-month period. Prior to completing this transaction, we had received funds from earlier private offerings. Together, these transactions gave us the critically required capital to fund our ongoing operations until our new financing was in place. In addition to the previously raised capital, management sought additional capital to fund expansion and acquisitions. Along with our investment bankers, we secured a commitment from Dutchess Private Equity Partners, LLC for the sum of $35 Million over a 24-month period. We also negotiated to acquire a stake in Biofrontera, a privately held German Biotechnology company.  At the time of the transaction, Mr. Richard Gabriel and Ms. Monica Tamborini were common, non-voting shareholders of less than 1% combined ownership in Biofrontera AG. Mr. Gabriel was made aware of the opportunity to invest in Biofrontera AG and presented it to our Board of Directors and was given instructions to proceed with the investment opportunity.

Effective September 28, 2004, we agreed to acquire a majority interest in Biofrontera AG over a 24-month period for a purchase price of 20 million Euros. Prior to the closing of the transaction, however, we concluded that proceeding with the proposed acquisition was not in our best interest. Therefore, we terminated the Biofrontera agreement on February 18, 2005.

On July 8, 2005, we entered into an agreement to purchase, and simultaneously closed upon the purchase of, an equity interest in Biofrontera. We purchased the interest in Biofrontera from Technologie-Beteiligungs-Gesellschaft mbH, an instrumentality of the German government. The securities purchased were shares of Biofrontera's series A Preferred Stock, as well as certain debt instruments. On August 8, 2005, we converted the securities purchased into Biofrontera's common stock. We paid approximately 1.8 million Euros, or $2.1 million, for our interest in Biofrontera. On September 19, 2005, we paid an additional 98,245 Euros, or $121,000, for an additional 98,145 shares of Biofrontera common stock, increasing our ownership of Biofrontera to approximately 18% at that point in time. In connection with the transaction, two of the members of our Board of Directors, Richard Gabriel and Hector Gomez, were retained on the Biofrontera board. During September 2005, Biofrontera completed its debt securities offering. At that time, the board seat previously held by Hector Gomez was filled by a representative of the debt securities group. Beginning in October 2006, Biofrontera securities were traded on the German public exchange.  To fund our current operations and make loan payments, during December 2006 and January 2007, we sold 82,000 shares of Biofrontera stock.  During February 2007, we entered into an agreement to sell the remaining shares. The securities in Biofrontera AG that we held were under a lock-up agreement with the DZ Bank in Germany and the lock-up was assumed by the acquiring party. The lock-up period remains in effect until October 31, 2007, and the securities were not sold or intended to be sold as publicly traded shares.

We acquired Trace Genetics late in the second quarter of 2005. Trace Genetics brought two new complementary technologies to our autosomal testing for determining the percentage of a person's ancestry: Y-chromosome testing for tracing ancestry by following the direct paternal line and mitochondrial, or mtDNA, testing for the direct maternal line. Trace also maintains one of the largest Native American mtDNA databanks in North America. Other similarly large databases are controlled by groups such as the Sorensen foundation, various Native American foundations and tribes, and some Universities.

On October 12, 2005, we formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine.

On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. Kenna develops software and related technologies for building computational models that mimic complex biological systems. We expect that Kenna's computational models will become key components for our development of more effective therapies and diagnostic products. In acquiring Kenna, we also gained access to Kenna's BoneFusion and CellCycleFusion models, which simulate bone remodeling processes and molecular pathways. These pathways are common targets of current cancer therapies. We exchanged 1,500,000 shares of our common stock for all the outstanding shares of Kenna. In addition, we hired certain key employees of Kenna, including Drs. Barbara Handelin and Tandy Herren, who support the clinical development of our pharmacogenomics products with simulations to help design optimal clinical trials.

On November 30, 2005, we acquired certain assets used in the drug and diagnostic discovery business of Toronto-based Ellipsis Biotherapeutics Corporation. We formed a wholly-owned Canadian company, also named Ellipsis Biotherapeutics Corporation, to operate these assets. Ellipsis performed contract SNP, or single nucleotide polymorphisms, genotyping for academic centers, hospitals, human health care corporations and biotech companies. Its diverse services include human, plant and animal analyses.

The acquired assets consisted of Ellipsis' operating assets, including genotyping equipment, automated sample preparation devices, DNA preparation, measurement and amplification technologies, laboratory equipment, computers and office supplies related to these activities, the corporate premises, name and logo and certain intellectual property and committed contracts. We anticipate that the Ellipsis assets will assist with clinical genomics and genotyping. In consideration for the Ellipsis assets, we issued 6,500,000 shares of our common stock and assumed certain liabilities in the approximate amount of $600,000. Dr. Laurence Rubin has agreed to continue managing the operations in Toronto.

RESEARCH AND DEVELOPMENT

The primary objective of our near term research and development efforts in pharmacogenomics will be to expand our library of predictive drug response tests to include multiple therapeutic areas including commonly used FDA approved drug therapies. Although our products are diverse and address different market areas and needs, the base technology is the same. We believe research in one area will often provide benefit to our other products.

In 2004, we conducted research for enhancements to DNAWitness. The research included much needed sample collection for our eye and hair color studies. In early June of 2004, we introduced a new tool to our forensic customers. We compiled a volunteer photo database that we can use to help investigators visualize the DNA donor. This new tool augments the effectiveness of our product, DNAWitness. During the third quarter of 2004, we completed work on our eye color service, RETINOME, and EuroDNATM, a service that allows customers to determine their Northern European, Southeastern European, Middle Eastern and South Asian ancestry and introduced them to the market. We continue our research work on the STATINOMETM and ace inhibitor projects. We also, in conjunction with researchers at the Moffitt Cancer Center, continue work on OVANOMETM and other identified cancer projects. We continue to evaluate and analyze our preliminary results and to extend those results to other patients' samples for Taxol, Statins, and Ace inhibitor work. Our work in forensics is continuing to expand the physical descriptors that can be derived from crime scene DNA samples. Our research also continues in hair color, skin shade, and we continue to work to improve our recently introduced eye color predictor model. Additionally, we continue to collect volunteer photo database samples and will incorporate those new samples into our forensic photo database array in the near future.

During 2005, we began our work, which is continuing, on Erythropoietin, or EPO, with Beth Israel Deaconess Medical Center and Dr. Arthur Sytkowski, a director at Beth Israel. EPO is a glycoprotein naturally made by the body to stimulate red blood cell production; the currently marketed forms are manufactured using recombinant DNA technology and are used to treat anemia or low blood cell count.  During 2006, we began working with KBI BioPharma for the production development of our EPO product.

Also during 2005, we entered into an agreement with Dr. Mark Froimowitz to develop a series of methylphenidate analogs or Ritalin-like compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder and depression.

During 2006, we began our work, which is continuing, on CD59 with Harvard College through the Laboratory for Translational Research at Harvard Medical School.  CD59 is a new antibody-based monitoring test to identify the diabetic population at increased risk of developing vascular complications such as kidney disease, blindness, amputations, loss of nerve function, and cardiovascular disease, before irreparable organ damage has occurred. Use of such tests by diabetic patients will decrease morbidity and mortality by increasing their compliance with therapy(ies) and encouraging beneficial lifestyle changes.  There is currently no such test on the market.

STRATEGIC ALLIANCES

Moffitt Cancer Center

During 2006, we continued to develop our OVANOME technology with researchers at the Moffitt Cancer Center in Tampa, Florida, and we are in the midst of completing an initial 80 person trial under an approved Internal Review Board, or IRB, which approves all clinical trial-related work at the center. We intend to enroll an additional 200 subjects to further validate and support the data we obtained in our earlier trial.

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

KBI BioPharma

During late March 2006, we entered into a services agreement with KBI BioPharma for the production development of our EPO product. The total estimated price is $2,840,000.  During the fourth quarter of 2006, these services were put on hold pending receiving additional funding.

Consulting Agreement with Dr. Arthur Sytkowski

Effective August 1, 2006, we entered into a consulting agreement with Dr. Arthur Sytkowski, a Director of Beth Israel, to consult on the development of a new, more potent and longer acting form of EPO. Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each, and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology. The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.  On March 1, 2007, we entered into a letter agreement with Dr. Sytkowski whereby he agreed to accept shares of our common stock in lieu of payments due under the consulting agreement. At December 31, 2006, we had recorded $73,872 for services owed to him.

Collaborative Research Agreement with Beth Israel

Effective July 1, 2006, we entered into a collaborative research agreement with Beth Israel Deaconess Medical Center. Under the terms of the agreement, Beth Israel is providing four researchers to us, for a period of one year to conduct certain research work related to our EPO research. The total cost per the amended agreement is $593,436.

Consultant Agreement with Member of Our Scientific Advisory Board

During May 2005, we entered into a one-year agreement with our Scientific Advisory Board member, to continue collaboration with us to develop commercial tests for genetic ancestry and particular physical phenotypes. We have agreed to compensate this consultant with quarterly payments of $4,000 and 2,500 shares of our common stock. The term of this agreement is one year with automatic renewals each year unless either party provides written notice of its intent not to renew within thirty days prior to the annual anniversaries of this agreement. During May 2005, we also entered into a license agreement with this consultant. This license will remain in force in perpetuity as long as we are not in default of the agreement. We agreed to pay the consultant 2.5% of the net revenues derived from a product and any subsequent versions of the products developed with his help.

License Agreement with Dr. Mark Froimowitz

On October 25, 2005, we entered into an exclusive licensing agreement with Dr. Mark Froimowitz to develop a series of compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder, or ADHD, and depression. The licensed compounds are analogs of Ritalin, a well-known drug used for treatment of ADHD. The analogs are designed specifically to have a slow onset and increased half-life in the bloodstream, thus reducing a patient's required daily dosage and the potential for drug abuse. We have the exclusive right to develop, use, market and sell products derived from the licensed compounds. We are obligated to pay the licensor a 2% quarterly royalty fee on the net sales of products covered by the license. Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties. Additionally, the license requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The license's initial five year term is supplemented by options capable of extending the license term for up to twenty years.

Research Sponsorship Agreement with Massachusetts College of Pharmacy and Health Sciences

In January 2006, we entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences, under which Dr. Mark Froimowitz will lead a research project that relates to the compounds that we license from him. The area of research is the synthesis and testing of monoamine transporter inhibitors as possible human medications for drug abuse, for attention deficit hyperactivity disorder, and for depression. The specific research covered by this agreement is the synthesis of quantities of compounds sufficient for animal testing, including developing methods for the resolution or chiral synthesis of compounds. We will pay a total of $300,000 to Massachusetts College of Pharmacy and Health Sciences for this research work which will be paid in monthly installments of $25,000 over one year. We will acquire all intellectual property associated with the research results.  We anticipate renewing the contract with the Massachusetts College of Pharmacy and Dr. Froimowitz for 2007.

License Agreement with Harvard Medical School

On January 24, 2006, we entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The sponsored research payments total approximately $2.5 million and will be paid in quarterly installments of approximately $208,333 over approximately three years.

Under the Harvard license agreement, we have the exclusive right to develop, market and sell products and services derived from the research. We must pay the Licensor a 6% royalty on the net sales of products and services covered by the License and 30% of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the Harvard license term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments. Additionally, we paid the Licensor previously incurred patent costs of approximately $100,000 upon the execution of the License, and are responsible for paying the costs associated with patent application, maintenance and prosecution during the License term.

THE PHARMACOGENOMICS MARKET

A 1998 study of hospitalized patients published in the Journal of the American Medical Association reported that in 1994, adverse drug reactions accounted for more than 2.2 million serious cases and over 100,000 deaths, making adverse drug reactions, or ADRs, one of the leading causes of hospitalization and death in the United States. As noted by Ross and Ginsburg in the American Journal of Clinical Pathology, "As many as 20% to 40% of people receiving pharmaceutical agents may be receiving the wrong drug."

Currently, there is no simple way to determine whether people will respond well, badly, or not at all to a medication; therefore, pharmaceutical companies are limited to developing drugs using a "one size fits all" system. This system allows for the development of drugs to which the "average" patient will respond. However, as the statistics above show, one size does not fit all, sometimes with devastating results. As discussed at the March 11, 2006 American Society for Clinical Pharmacology and Therapeutics Conference by Janet Woodcock, M.D. Deputy Director of the FDA, the American medical system cannot afford to continue to ignore the obvious variability in how individuals respond to most drugs. There is increasing obligation for the pharmaceutical industry - and the regulatory oversight agencies - to use all available knowledge and technologies to accelerate the development of drugs that can be prescribed with better understanding of which patients can safely take which medicines that also will be effective treatment from them. Dr. Woodcock also said:

"At the FDA, we currently see only a trickle of applications containing pharmacogenomic information, but we expect this trickle to become a flood over the next five years. And this is only good news for patients and their families. For the first time, physicians will have a chance to treat people as individuals, not as members of a "population." We will also be able to treat patients based on the actual biology of the disease--not just according to their symptoms. People often have similar symptoms, but actually have very different underlying diseases that need different treatments. The pharmacogenomics revolution gives us a chance to sort this out and to treat people with the kind of therapy that's appropriate for them, personally. This gives all of us the chance to fulfill the promise of the entire discovery and all the investment in biological science that's been going on during the last 30 years. And it will really help and enhance the health of all Americans."

Testing individuals to predict their genetic pre-disposition to drug response is known as pharmacogenomics. The term comes from the words pharmacology and genomics and is thus the intersection of pharmaceuticals and genetics. Pharmacogenomics enables physicians to tailor drug therapies, including formulation and dosage, for individuals based on their genetic composition. By using predictive response genetic testing, rates of therapeutic success, known as treatment efficacy, are increased, and ADRs, are decreased. Pharmacogenomics combines traditional pharmaceutical sciences such as biochemistry with annotated knowledge of genes, proteins and single nucleotide polymorphisms, known as SNPs. According to Human Genome Project Information,

 (www.ornl.gov/sci/techresources.Human_Genome/medicine/pharma.shtml), Pharmacogenomics is anticipated to provide the following benefits:

- More powerful medicines that are targeted to specific diseases. This will maximize therapeutic effects and decrease damage to nearby healthy cells.

- Better, safer drugs the first time by analyzing a patient's genetic code or important segments of the patient's code versus trial and error prescribing based on reviewing the impact of a drug after a patient takes it.

- More accurate methods of determining appropriate drug doses not based only on a patient's weight or body mass but also based on the patient's metabolism. This will maximize the therapy's value and minimize the chance for overdose.

- Improvements in the drug discovery and approval process because trials are targeted for specific genetic population groups providing a higher chance of success. This can reduce costs of trials and risk of side effects. Previously failed drug candidates might be revived if they can be matched appropriately with a specific population.

- Decreases in overall cost of health care because of reduced ADRs, reduced failed drug trials, shortened FDA drug approval timeframes, limited treatment duration because the drug is more effective, linked to early detection and resulting in better preventative care.

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

In November 2003, the FDA issued "Guidance for Industry Pharmacogenomic Data Submissions." We believe that, in this guidance, the FDA offers support for pharmaceutical companies developing drugs using genetic testing and genomic research for drug approvals. Under the guidelines, if a genetic test is new or is not widely accepted, then its use is `voluntary' to the drug's submission. If a test is `validated and accepted' then the guidelines suggest its inclusion in the submission. In both cases, our products and services can provide a valuable tool for drug development. We can help identify patients who might not respond favorably to a new medication, either by failure to gain the intended treatment objective or by expression of an adverse reaction, and thus eliminate those patients from the treatment or clinical trial. This testing could improve the drug's efficacy statistics because there may be fewer non-responders in the trial and reduce its toxicity profile because there would be fewer individuals who have an adverse drug reaction. This testing may increase the likelihood that the drug meets FDA requirements and gains market approval.

During 2005, the FDA issued a mandate to include pharmacogenomics as part of the New Drug Development Process.. This mandate has been most recently declared in two publications: the Guidelines for Pharmacogenomic Data Submission dated March 22, 2005, and the Concept Paper: Drug-Diagnostic Co-Development (Theranostics) dated April 11, 2005.

OUR PHARMACOGENOMICS PRODUCTS

At our annual shareholder meeting in June 2006, Dr. Hector J. Gomez, the Chairman of our Board of Directors, announced that we will focus on leveraging our expertise in DNA technology into the development of particular test/drug combinations, called theranostics. Theranostics is defined as the clinically-targeted integration of diagnostics and therapeutics according to Current Drug discovery September 2002. We believe theranostics adds value to the clinical trial process, improves the real-time treatment of disease, and makes treatment more cost-effective.

In October 2005, we created a new subsidiary, DNAPrint Pharmaceuticals, to focus on delivering diagnostic and theranostic products to the market in support of pharmacogenomic opportunities. We are developing several theranostics projects. The following table contains our diagnostic products that are in development as of March 2007:

THERANOSTICS INDICATION

PT-401 Anemia - Renal Failure PT-501 ADHD PT-502 Drug Addiction PT-503 Depression

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

OUR DIAGNOSTIC PROJECTS

We currently have the following diagnostic projects under development:

DIAGNOSTICS INDICATION OVANOME Ovarian Cancer STATINOME Safety of Statins DIABETES-CD59 Pre-diabetes Diabetic Complications PONV Post-Operative Nausea and Vomiting

Ovanome: We began a study with Genomics Collaborative Division of Seracare Life Sciences, Inc. Samples have been received from them and used to conduct a validation of the test. We believe this has advanced the development and improved the quality of the diagnostic test.

Statinome: During 2005, we began a study with Genomics Collaborative Division of Seracare Life Sciences, Inc. that also included the statinome program. Samples have been received from them and used to conduct a validation of the test. An abstract was presented at the last meeting of the American Society of Clinical Pharmacology and Therapeutics which was held on March 10, 2006 in Baltimore. Also, a paper has been prepared and submitted for publication.

Diabetes C59: On January 24, 2006, we entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research is being conducted under the supervision of Dr. Jose Halperin.

PONV is a diagnostic test that will assist in selecting appropriate anesthesia and pain management treatments. There is increasing evidence that certain individuals may have a predilection to nausea and vomiting in response to routine anesthesia and certain post operative pain medications. On average, 50% of individuals undergoing routine, non-abdominal surgery under general anesthesia will experience post operative nausea, and 30% or more will have vomiting in recovery that requires drug therapy to prevent complications.

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

We will continue work on Ovanome, a Taxol screening diagnostic test, and Statinome, a test for the cardiac drug market, which are both currently under development. Our Ovanome technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida, and we are in the midst of completing an initial 80-person trial under an approved Internal Review Board, or IRB, which approves all clinical trial related work at the center. We are also enrolling an additional 200 subjects to further validate and support the data we obtained in our earlier trial. We will continue to explore joint venture opportunities, particularly within the pharmacogenomic segment, in order to potentially expand our position within the pharmaceutical market. A major goal of our joint venture program is to seek opportunities for a drug pipeline acquisition. Our recent licensing of a 'Super' Erythropoietin, or ‘Super EPO,’ molecule from Beth Israel Deaconess Hospital is a step forward in that direction. We plan to combine our ability to screen patients and track patient response to the standard form of EPO when compared to our newer, 'Super EPO.' We believe this will improve our clinical efficacy and reduce the unwanted side-effects of standard EPO treatment for anemia.

In October 2005, we acquired Kenna Technologies. Kenna develops software and related technologies for building computational models that mimic complex biological systems. By acquiring Kenna, we also gained access to Kenna's BoneFusion and CellCycleFusion models, which simulate bone remodeling processes and molecular pathways. These pathways are common targets of current cancer therapies. Utilizing these models may lead to shorter drug development timelines and thus reduced costs as they help in the design of optimal clinical trials. Computational models, developed with our proprietary methods, test multiple complex scenarios of dosing, patient factors, disease progression over time, genetic variation in drug response and can provide insight into the potential outcomes of long-term treatments which are too costly to test in human studies. We are currently using these models with respect to the PT-401 Super EPO project and will use these and other models in our research and development of our products. We also hired certain key employees of Kenna, including Drs. Barbara Handelin and Tandy Herrin, who will support the clinical development of our PT-401 with simulations to help design optimal clinical trials.

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

There are approximately 1,200,000 reported incidents of violent crime, comprised of rape, robbery, and aggravated assault, in the U.S. each year. In the vast majority of violent crimes, DNA evidence is left at a crime scene or on a victim's body. Of these 1.2 million reported incidents, only about 600,000 cases result in arrests. Forensic DNA tests can enable a greater degree of success in prosecuting violent criminals.

OUR PRODUCTS FOR THE FORENSICS MARKET

We created DNAWitness 2.5 for the forensics market. Law enforcement officers use this testing service to determine genetic heritage from DNA samples obtained from crime scenes, saving time and money by narrowing the list of potential suspects. Current forensic DNA products in the market act like a fingerprint and can only be used to match DNA specimens. To our knowledge, DNAWitness is the first forensic product that provides predictive capability. DNAWitness provides the percentage of genetic make up amongst the four possible groups of Sub-Saharan African, Native American, East Asian, and Indo-European. When appropriate, DNAWitness allows for a breakdown of the European ancestry into four components: Northern European, Southeastern European, Middle Eastern and South Asian. The results of these tests can be very useful for inferring certain elements of physical appearance.

DNAWitness has been used in several law enforcement cases. The Louisiana Serial Killer Case was one case where the use of DNA Witness was considered a major contributor to identifying the killer who has since been convicted and sentenced. This case was featured at an educational workshop for law enforcement at the American Academy of Forensic Scientists in February 2006. Additionally, DNAWitness received national attention when police made an arrest in a case involving the double murder of two women in Napa, California, after narrowing down a list of potential suspects. The test eliminated an entire group of individuals who worked and lived in the Napa Valley area as potential suspects. Initial DNAWitness 2.5 customers include medical examiner's offices, special task forces, sheriffs' departments, and district attorney's offices from various cities. Initial response from preliminary application of this forensics version to various high profile criminal cases has been promising.

Our DNAWitnessTM product suite now includes:

DNAWitnessTM 2.5 -- Tests crime scene DNA to assist detectives, forensic scientists and medical examiners in corroborating eyewitness reports and confirming suspect identities. DNAWitness 2.5 provides a BioGeographical Ancestry report that includes a photo database for reference samples of individuals. Reported ancestral origins are Sub-Saharan African, Native American, East Asian and Indo-European.

EuroWitnessTM 1.0 -- Tests crime scene DNA to determine more specific geographic origins if the test sample ancestry is 50% or more Indo-European. EuroWitnessTM 1.0 provides a BioGeographical Ancestry report that includes relative percentages of Northern European, Southeastern European, Middle Eastern or South Asian.

RetinomeTM -- A predictive test for individual eye color from DNA. RETINOME predicts eye color if the sample is 50% or greater European ancestry as to whether eye color is blue, mostly blue, brown or mostly brown. A representative eye photo database is also provided along with relevant photo database pictures of the individual references.

STR-WitnessTM -- A genetic "matching" used as a bar code to track and report the samples. STR-Witness is the same test used for determining an individual's identity from an available DNA sample. Crime labs run this test to screen the Federal Bureau of Investigation's Combined DNA Index System, or CODIS, database for possible matches.

DNAWitness-YTM -- A Y-chromosome test that determines the direct paternal ancestral lineage from the male sex chromosome. DNAWitness-YTM can be used as an identification tool in cases where a mixture of male and female samples exists.

DNAWitness-MitoTM -- A mitochondrial DNA test that examines ancestral lineages along the maternal line. DNAWitness-MitoTM can be used as an identification tool when other DNA testing fails to yield results or the DNA sample is too deteriorated.

GROWTH STRATEGY IN FORENSICS

We are investigating avenues to encourage federal, state and local governments, crime laboratories and law enforcement agencies to use DNAWitness to help solve cold cases, current serial killer cases and other violent crimes. By using DNAWitness on a routine basis, witness information can be corroborated, and where no witness is present, DNAWitness can provide a "fuzzy sketch" of the persons who left evidence at a crime scene, possibly reducing the cost and delay inherent to unguided investigation of a large pool of potential suspects Our 2007 plans include seeking American Society of Crime Laboratory Directors or ASCLD accreditation of our laboratory for forensics work tied to court testimony. Once accredited, either through acquisition of another forensic operation or development of our own operation, we will also be able to offer conventional DNA testing to our clients. Accreditation would allow us to capture a greater portion of this market and to offer a full range of services to our clients. We continue to go to trade shows to increase the awareness of our products with the law enforcement community.

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

OUR PRODUCTS FOR THE CONSUMER PRODUCT MARKET

We were one of the first companies to offer DNA tests that predict genetic heritage. Additionally, to the best of our knowledge, we offer the only pan-chromosomal assay for genetic ancestry which provides information on a person's maternal and paternal lineages.

Our genealogy product, AncestryByDNATM 2.5, provides an inference of an individual's genetic ancestry or heritage. AncestryByDNATM 2.5 carefully selects and analyzes certain genetic markers from the human genome which are more prevalent in people from one continent versus another. Using complex statistical algorithms, AncestryByDNATM 2.5 can determine which of the major bio-geographical ancestry groups, Sub-Saharan African, Indo-European, East Asian or Native American, a person belongs. The genetic test can also determine the relative percentages of these ancestry groups which are present in cases of people of mixed background. We market this product to individuals or groups interested in understanding their lineage or learning more about their genetic ancestry.

We introduced EuroDNATM 1.0 in the marketplace in late 2004. The EuroDNATM 1.0 product measures European sub-ancestry. "European" ancestry, as determined by AncestryByDNATM 2.5, refers to a type of ancestry shared by people who derived from the Middle East some 50,000 years ago and spread to occupy Europe, the Middle East, parts of Eurasia and South Asia. EuroDNATM 1.0 breaks the European ancestry into 4 groups, reporting individuals' ancestral percentages for each of the following: Northwestern European, Southeastern European, Middle Eastern and South

Asian.

In June 2005, we acquired Trace Genetics, an identity genomics company located in Richmond, California. The company had three ancestry tests that were added to our family of tests. They include:

1. "Ancestry Mito" mtDNA Test which traces the origin of the customer's direct maternal line, or mother's mother's mother. There are 30 major maternal lineages, or haplogroups, that have been identified worldwide.

2. Native American mtDNA test which tests the customer's mtDNA sequence against the Native American mtDNA database to see if we can make any tribal matches when the customer is one of 5 haplogroups that are Native American in origin.

3. "Ancestry-Y" SNP which traces the origin of the customer's direct paternal line, or father's father's father. There are 18 major paternal lineages, or haplogroups, that have been identified worldwide. Two of the 18 haplogroups are found in Native American populations, Q and C. This test includes these two haplogroups.

GROWTH STRATEGY IN CONSUMER PRODUCTS

We currently have several distributors that sell our consumer products. We use our distributors as well as Internet and paper-based publication advertising, such as Google and Family Tree magazine, to grow sales of our consumer products. Our consumer sales volumes seem to increase when we are featured in articles and television programs. We have been featured in multiple local and national publications and television programs. We will continue to strive to get the article and television program coverage as well as pursue other avenues of marketing. Our consistent sales come through our distributors. We will also continue to pursue adding distributors to increase our sales volume of our consumer products.

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

INTELLECTUAL PROPERTY

Trademarks

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials, from third parties, and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

We have registered the trademark for DNAPrint and claim common law trademark rights to the marks DNAWitness, EuroDNA and AncestryByDNA.

Patent Applications

We have filed claims for international and domestic patent protection. The patents, if issued, will help ensure protection of our bioinformatics platforms, analytical software, genome maps and genetic classifiers in forensic, consumer products, and pharmacogenomics applications. The most significant patent applications cover the bioinformatics platforms and genome maps. Other applications describe the mathematical process of finding complex genetic information and the actual processes that find the gene variants responsible for specific complex genetic traits. Five of our patent applications, Compositions of Pigmentation Traits, Single Nucleotide Polymorphisms Predictive of Paclitaxel Responsiveness in Cancer Patients, Compositions Inferring Ancestry, Compositions Inferring Statin Response, and Compositions Inferring Eye Color, have entered National Phases and are pending review and we believe, approval in the U.S. and designated countries. The pigmentation patent is important because it includes the methods and compositions for determining skin shade, eye color or any other pigmentation application. Our Statin patent application includes the use of method for determining a person's ability to respond favorably to a particular statin drug, not the class as a whole. We may also obtain data to support our claim for all statins and the use of our ancestry information markers (“AIMs”) in the development of the assay. As discoveries warrant, we will continue to apply for future additional patents. Listed below are our current patent pending and granted applications.

Efficient Methods and Apparatus for High-Throughput Processing of Gene Sequence Data.	US 7,110,885 (granted)
Methods fo the Identification of Genetic	US 7,107,155 (granted)
Features for Complex Genetics Classifiers	PCT/US02/38326

Methods for the Identification of Genetic.	US 7,107,155 (granted)
CA 2,468,961
EP 02794095.6
JP549497/2003
AU2002359549

Methods and Apparatus for use in Genetics Classification Including Classification Tree	US10/496,226
Analysis	PCT/USO2/38309
CA2,498,570

EP02789948.3
JP550120/2003
AU2002352985

Methods and Apparatus for use in Complex Genetics Classification	US10/495,962
Based on Correspondence Analysis and Linear-Quadratic Analysis	PCT/US02/41465
CA2,468,601
EP02789948.3
JP549549/2003
AU2002361871

Composition and Methods for the Inference	US11/397,454
Of Pigmentation Traits	PCT/US02/16789
AU2002/312112
CA2,448,569
EP02739467.5
hk04109585.8
JP2003/500216
Compositions and Methods for Inferring	US10/188,359
A Response to a Statin	PCT/US02/20847
AU2002/316485
CA2,486,789
EP02746794.3
JP2003/509083

Single Nucleotide Polymorphisms and Combinations Thereof Predictive of	PCT/US02/38345
Paclitaxel Responsiveness in Cancer Patients	AU2002360452
CA2,468,312
EP02795709.1

HK05102575.4
JP2003-546736
US10/496,605

Compositions and Methods for Inferring Ancestry	US10/644,594
PCT/US03/26229
AU2003265572
CA2,496,155
EP03788685.0
JP2005-502072

Methylphenidate Analogs and Methods of Use Thereof	US11/256063
PCT/US2005/038030

Methods, Products and Treatments for Diabetes	US 6,835,545 (Granted)
US 7,049,082 (Granted)
US10/870,342

Anti-Glycated CD59 Antibodies and Uses Thereof	US2004/019392

Multiplex Assays for Inferring Ancestry	331832-000045/WO

Compositions and Methods for Inferring an Adverse Effect in Response to a Drug . . . .	US05/41326

Methods and Compositions for Inferring Eye Color	US10/589,291
PCTUS05/04513
EP05723003.9

Recombinant Human Erythopoietin with Altered Biological Activity	US 5,614,184 (Granted)
US 6,489,293 B1 (Granted)
Production and Use of Recombinant Protein Multimers with Increased Biological Activity	US 6,242,570 (Granted)
US 6,187,564 (Granted)

PCT/US98/13944
AU PCT 732857
CA PCT 2,296,071
JP PCT 2000-502204
EPO PCT 98 93 4269.6

Modified Polypeptides with Increased Biological Activity	US 5,580,853 (Granted)
US 5,747,445 (Granted)
PCT/US97/22503
JP PCT 10524930
US 5,919,758 (Granted)
US 6,107,272 (Granted)
PCT/US95/03242
EPO 0 751 959

Integrated disease information system	US 6,108,635 (granted)

Hierarchical Biological Modeling System and Method as	US 5,808,918 (granted)
Restricted to three of five original claims upon re-examination
At the USPTO in 2001
DNA polymorphism associated with Crohn’s Disease	PCT WO 01/042511
US 239403
IBD candidate gene	US 60/362,700
US 60/362,717
US 60/342,388
US 10/327,189
PCT/IB02/05560
JP 2003-554727
EU 02781695.8
AU 2002348745
PCT/IB2002/005560
20060105381

COMPETITION

Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we. Our key competitors include, but are not limited to, PPGx, Inc., a leading international developer and supplier of research-based pharmacogenomics services and products which recently announced the launch of its GeneTrialsTM Bioinformatics Platform. Also, large pharmaceutical companies have their own internal research and development efforts that could surpass or eliminate our technology from the market.

These competitors may discover, characterize or develop important technologies applying genomics before us or may develop proprietary products and services that are more effective than those technologies that we develop. Additionally, these competitors may obtain regulatory approvals for their drugs and diagnostics more rapidly than we or our customers do, any of which could limit our ability to market effectively our products and services. If our patent applications are not awarded or if our competitors in the field of genetic research develop and receive approval of patents that supersede our applications, we could be forced to cease the development of our products, services and technologies. Some companies and governments are marketing or developing databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. "Informatics tools" is a term used by scientists to describe software, computer programs or mathematical programs that analyze data sets or collected information that is stored in data files. Such computer programs can take an apparently meaningless block of numbers from a laboratory experiment and evaluate trends, look for statistical relationships and group or segregate the numbers according to their levels of importance to the scientist. They are tools to evaluate information. Our competitors have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. These entities include, but are not limited to:

- Genaissance Pharmaceuticals: a provider of pharmacogenomic support services, including high-throughput sequencing, this company was recently acquired by another company called Clinical Data, Inc.

- Evolutionary Bioinformatics: Bioinformatics and genomics consulting, specializing in comparative genomics, functional genomics and model organisms.

- deCODE Genetics: Advanced bioinformatics and high-throughput genotyping facility.

- Celera Genomics: Drug discovery systems and services.

- Cellular Genomics: A biotechnology company focused on the discovery and validation of novel drug targets.

- Correlogic Systems: Developing tools and processes for proteomic and genomic-based clinical diagnostic systems and new drug discovery.

- Epoch Biosciences: Technologies useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing and population screening to assess risk of disease or to predict response to drugs.

- Eragen Biosciences: Designs, develops, and markets functional genomic and drug/diagnostic discovery platform products, and technologies to the pharmaceutical, biotechnology and agro-biology industries.

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

We also compete in the forensic DNA testing market, consumer DNA products market and contract services outsourcing market. We have introduced new products and improved our flagship product, AncestryByDNATM, part of the consumer DNA market, by upgrading it from 76 marker sets to 175 marker sets. Additionally, we have increased our ability to include DNA sampling from Northern European, Middle Eastern, Southeastern European and South Asian by introducing EuroDNATM 1.0.

In the consumer market, which is mainly supported by genealogy enthusiasts, we remain concerned that our potential reward from developing products will be limited by a sudden lack of interest. Our competitors include companies like:

- Sorenson Genetics: One of the larger suppliers of paternity and ancestry testing.

- DNA Testing Center, Inc.: A testing service for mitochondrial, paternity and y chromosome testing for the consumer market and forensics market as well. Either of these firms or other companies could create a product that is competitive to our products, and reduce our current sales volumes.

Similarly, we have competitors in the field of forensics that includes the following companies and agencies:

- Orchid: The original inventor of Single Nucleotide Polymorphismanalysis machines and SNP technologies through its Orchid Cellmark division is considered one of the premier independent DNA testing laboratories in forensics. This competitor not only has the scientific background but the financial means and expertise to create a product that directly competes with ours in the forensics market.

- FSS: A United Kingdom-based firm that processes nearly 85% of the UK's criminal DNA samples also has the ability to create a product that is competitive to our products and is exploring entering the U.S. market.

- Bode Systems, A division of Choicepoint: A significant competitor that, like FSS and Orchid has the ability to create and market a similar product to ours and eliminate us from the forensics market.

- FBI, Quantico Laboratories: The Federal Bureau of Investigation, or FBI, has significant development resources, and we believe they are contracting with Orchid and others to develop identity tests that will help them identify potential DNA donors from crime scene DNA. The bureau also invests federal research money on its own research to develop testing processes and procedures that it would approve for law enforcement.

- The National Institutes of Justice regularly provides grants to local and state police crime laboratories and University researchers that are competitive to our technology. We have applied for two grants and will continue to apply but have been rejected. In each application, despite the rejection, we have developed the proposed technology and brought it to the forensics market.

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

EMPLOYEES

As of February 15, 2007, we had twenty-four full-time employees and one part-time employee. None of our employees are represented by a labor union. We consider our relations with our employees to be good. We plan to add additional staff as needed to handle all phases of our business.

RISK FACTORS

There are many factors that affect our business and the results of its operations, some of which are beyond our control.  The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those expected or desired.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

REGULATORY OVERSIGHT OF OUR PRODUCTS AND SERVICES MAY INCREASE OUR COSTS TO MARKET OUR PRODUCTS AND SERVICES AND ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

Currently, there is limited Food and Drug Administration, or FDA, regulation of genetic tests. Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the generation and use of genomic variation data. "Genomic variation data" is the information obtained when scientists search the gene for differences across the entire human genome for changes and variations. To the extent that FDA laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our products and services, and we may not generate sufficient revenue to sustain our operations. Furthermore, we may be directly subject to regulations as a provider of diagnostic information. A diagnosis is the evaluation of a patient or a sample to determine what the status of the patient might be. The information that results from this evaluation is called "diagnostic information" and would include such information as height, weight, sex, age, blood pressure, sugar levels and many other pieces of data. The Secretary's Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. If the FDA adopts this recommendation, it may require us, or our customers, to apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our intellectual property. If the FDA were to deny any application of this kind, it could adversely affect our business, and we may be unable to generate sufficient revenue to sustain our operations.

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

On November 3, 2003, the FDA issued draft guidance that encouraged drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. "Pharmacogenomic tests" are clinical laboratory tests of all kinds to determine whether a drug is working or not working on a patient that is experiencing a particular illness or expressing a disease. It has only been recently that genetic scientists have been able to link genetic testing to the performance of a drug. The term is often used within the pharmaceutical industry to describe the testing of individuals for their genetic influences on the effectiveness of a drug, or more precisely, whether there is something in a person's genes that would either enhance or prevent the treatment of that individual's disease with a particular drug.

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

Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we. Also, large pharmaceutical companies have their own internal research and development efforts that could surpass or eliminate our technology from the market. One of our key competitors is PPGx, Inc., a leading international developer and supplier of research-based pharmacogenomics services and products which launched its GeneTrialsTM Bioinformatics Platform.

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

Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. "Informatics tools" is a term used by scientists to describe software, computer programs or mathematical programs that analyze data sets or collected information that is stored in data files. Such computer programs can take an apparently meaningless block of numbers that are recorded from a laboratory experiment and evaluate trends, look for statistical relationships and group or segregate the numbers according to their levels of importance to the scientist. We believe our competitors have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases.

WE ALSO FACE SERIOUS COMPETITION FROM COMPETITORS IN THE FORENSIC DNA TESTING MARKET, CONSUMER DNA PRODUCTS MARKET AND THE CONTRACT SERVICES OUTSOURCING MARKET AND IF WE ARE UNABLE TO COMPETE IN THESE MARKETS, WE WILL NOT GENERATE REVENUES SIGNIFICANT ENOUGH TO SUSTAIN OUR OPERATIONS.

We remain skeptical that the consumer market for our products, which is mainly supported by genealogy enthusiasts, will remain strong enough to justify significant expenditures to develop new products. It is possible that the application of genetic testing to genealogy is a passing fad and that public interest in genetic genealogy testing will substantially decrease. If public interest decreases, our revenues generated from our products sold to the consumer market will likely decrease.

ALTHOUGH MANY OF OUR COMPETITORS USE SIMILAR TECHNOLOGIES, THEIR APPROACH TO DATA ANALYSIS MIGHT BE COMPLETELY DIFFERENT AND MORE EFFICIENT THAN OURS. THIS MAY CAUSE CONSUMERS TO CHOOSE OUR COMPETITOR'S PRODUCTS AND SERVICES OVER OURS AND FORCE US TO CHANGE OUR PRODUCTS AND SERVICES TO THE MORE EFFICIENT FORM OF DATA ANALYSIS OF OUR COMPETITORS.

We evaluate the mixture of genetic inheritance within individuals and relate that information to biological information. Another approach to finding similar information is to evaluate large groups of individuals in `pools' of DNA and look for differences or similarities amongst the data. Our approach may prove to be too cumbersome for the industry to adopt, and the industry may not want to accept it because it is `too personal', meaning that overall `generic' descriptors might be more immediately valuable to the industry than knowing whether or not a single individual will respond favorably to a medication treatment. The `pooled' approach is more often the approach that many pharmaceutical companies and our competitors practice. Additionally, our technology depends upon looking at individuals within a population pool and therefore projecting the results of many individual samples upon a general population that may not be clearly identified. Our competitors rely upon self-reporting descriptors such as `African American', `Caucasian' or `Hispanic' to pool their DNA samples. We do not presuppose the reported identity of an individual but rather look at their inherited genetic markers that tell us what group to associate them with. This approach may not be accepted by the industry, and a pooled method, although not as accurate, may become the standard. This would significantly impact our ability to promote, sell, license or further develop our products, services or technologies within any of our current markets.

WE HAVE HAD LOSSES SINCE OUR INCEPTION WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES. WE MAY NEVER BE ABLE TO REDUCE THESE LOSSES, WHICH WILL REQUIRE US TO SEEK ADDITIONAL DEBT OR EQUITY FINANCING THAT MAY NOT BE AVAILABLE TO US.

We incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc. We have incurred losses and experienced negative operating cash flow since our formation. For the year ended December 31, 2006, we had a net loss of $12,348,364 and a working capital deficit of $4,991,305. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, you may experience significant dilution.

WE CONTINUE TO BE A DEVELOPMENTAL STAGE ENTERPRISE COMPANY AND WE DO NOT KNOW WHEN OUR PHARMACOGENOMICS PRODUCTS WILL FINISH THEIR DEVELOPMENT.

We continue to devote substantially all of our efforts to establishing our business products, and our principal operations have not commenced yet. We are still in the research and development phase of our pharmacogenomics product and services and have a few years prior to any of these products being developed.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated March 8, 2007, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our financial statements for the years ended December 31, 2006 and 2005. The auditors raised concerns about our ability to continue as a going concern as a result of recurring losses from operations, a working capital deficit, and our need for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

-

we are in poor financial condition; and

-

we may be viewed as a high market risk.

In addition, we have entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. Dutchess has committed to purchase our common stock on a monthly basis up to an aggregate purchase price of $35 million over a two-year period, which expires during May 2007. The Dutchess Agreement requires us to put stock to Dutchess each time we raise funds. If Dutchess were to sell the stock we put to them, it will likely have a depressive effect on the market price of our common stock. This decrease in our market price may hinder our ability to obtain necessary funding from certain sources, including obtaining additional funding from the sale of our securities or obtaining loans and grants from various financial institutions where possible. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and expenditures, which could harm our business and the value of our common stock.

WE MAY NOT HAVE ADEQUATE PATENT PROTECTION AND CONFIDENTIALITY AGREEMENTS FOR OUR PROPRIETARY TECHNOLOGY. IF WE DO NOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THERE IS A RISK THAT THEY WILL BE INFRINGED UPON OR THAT OUR TECHNOLOGY INFRINGES UPON ONE OF OUR COMPETITOR'S PATENTS. AS A RESULT, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY HARMED.

To the extent possible, we anticipate filing patent applications for protection on future products that we develop. It is possible that patents we apply for may not be issued and that any current or future patents will not afford us commercially significant protection of our products, or that we will not have adequate resources to enforce our patents. Inasmuch as we intend to sell our products in foreign markets, we also intend to seek foreign patent protection for our products and technologies. The patent laws of other countries may differ from those of the United States as to patentability of our products and technologies, and the degree of protection afforded. Our products may infringe on the patents of others, and we may not have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights. We also rely on confidentiality and nondisclosure arrangements with our employees and entities we do business with. These agreements may not provide us with meaningful protection.

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

WE HAVE NOT PAID OUR DUTCHESS NOTE PRINCIPAL PAYMENTS IN ACCORDANCE WITH THE TERMS OF THE NOTES AND WE MAY INCUR PENALTIES AND FEES RELATED TO THESE LATE PAYMENTS.

We have issued to Dutchess Convertible Notes and Convertible Debentures.  We have made payments on the Convertible Notes, however our payments have not been sufficient to meet all payment requirements for all of the Notes and we are in default.  As a result, Dutchess has the right to convert the residual amount of the Notes to a convertible debenture which can convert into our common stock at the lesser of (i) 50% of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date.  At December 31, 2006, the Dutchess December Note was not paid when due.  Dutchess had the right to switch the residual amount of $581,158 on the Dutchess December Note to a three-year convertible debenture; however, they had not exercised this right at December 31, 2006 nor at the time this report was issued.

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  Dutchess has the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at December 31, 2006 nor at the time this report was issued.  We have accrued $2.1 million at December 31, 2006 for any such penalties and fees.

RISKS RELATED TO OUR COMMON STOCK

"PENNY STOCK" RULES MAY MAKE BUYING AND SELLING OUR SECURITIES DIFFICULT.

Trading in our securities is subject to the Securities and Exchange Commission’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

WE MAY NOT HAVE SUFFICIENT SHARES AVAILABLE TO FULLY ACCESS THE EQUITY LINE WITH DUTCHESS AND MAY NEED TO SEEK ADDITIONAL CAPITAL TO MEET OUR WORKING CAPITAL NEEDS.

We may only issue a put to Dutchess if we have registered the shares of common stock. We have registered  962,500,000 shares that we may issue pursuant to the equity line and as of February 15, 2007 we have already issued 291,438,008 shares pursuant to prior registration statements. We have assumed that we will not issue more than the 962,500,000 shares we already registered pursuant to the exercise of our put right under the Investment Agreement, although the number of shares that we will actually issue pursuant to that put right may be more than or less than 962,500,000 shares depending on the trading price of our common stock. On February 15, 2007, the closing price of our common stock was $0.016. Assuming we issue puts only at $0.016, we would be able to access approximately $10.7 million of our equity line pursuant to the Investment Agreement based upon the shares we have registered and are unissued. We currently have no intent to exercise the put right in a manner that would require us to register more shares than the 962,500,000 shares we have registered, but if we were to exercise the put right in that manner, we would be required to file a subsequent registration statement with the Securities and Exchange Commission and for that registration statement to be deemed effective prior to the issuance of any such additional shares.

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

DUTCHESS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

The common stock to be issued under our agreement with Dutchess will be purchased at a 4% discount to the average of the two lowest closing bid prices of our common stock during the five trading days after our notice to Dutchess of our election to exercise our put right. These discounted sales could cause the price of our common stock to decline, and you may not be able to sell our stock for more than you paid for it.

OUR STOCK PRICES HAVE BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and a larger market may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

Item 2. Description of Property.

We currently lease an operating facility at 1621 West University Parkway, Sarasota, Florida. This lease expires September 2011 with a five-year renewal option.  The lease requires monthly rent of approximately $6,000 plus common area maintenance charges.  The building consists of approximately 7,500 square feet of laboratory and office space.  We also lease an operating facility at 4677 Meade St., Suite 218, Richmond, California. This lease expires February 29, 2009.  The lease requires monthly rent of approximately $8,525 for approximately 3,550 square feet of laboratory and office space.  We also lease an operating facility at 700 Bay Street, Suite 2101, Toronto, Canada.  This lease expires April 30, 2008 and has a three-year renewal option.  The lease requires a monthly rent including common area maintenance of approximately $6,300 CDN, or approximately $5,400 USD, for approximately 2,800 square feet of laboratory and office space.  All of these facilities are in good condition.

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

Our Complaint alleged that a former employee inappropriately took confidential company materials and then disclosed or threatened to disclose the information. The Complaint sought return of the property, a permanent injunction against further and future disclosures by the former employee, attorney's fees and related costs.

On December 19, 2003, the former employee filed an Answer, Affirmative Defenses, and Counterclaim with the Court generally denying the allegations of our claim. In addition, the Defendant counterclaimed, alleging breach of an Employment Agreement, based on a purported failure to pay certain health benefits, and stock options.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is eligible for quotation on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years.

Summary of Quarterly High & Low Price of Common Stock*

QUARTER	HIGH BID	LOW BID
1st Quarter 2005	0.260	0.020
2nd Quarter 2005	0.510	0.034
3rd Quarter 2005	0.202	0.013
4th Quarter 2005	0.044	0.002
1st Quarter 2006	0.340	0.016
2nd Quarter 2006	0.025	0.015
3rd Quarter 2006	0.018	0.009
4th Quarter 2006	0.085	0.006

* Restated for a 20:1 reverse stock split on July 12, 2005.

The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction.

Shareholders

As February 15, 2007 there were 1,034 owners of record of our common stock.

Dividend Policy

We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we issued 43,225,699 shares of common stock in conjunction with the Investment Agreement with Dutchess Private Equities Fund, II, L.P., and received $314,206 of cash proceeds.  The offering was not underwritten.

On December 31, 2006, we granted Athena warrants to purchase 864,514 shares of common stock as consideration for Athena’s investment banking services.  The warrants have an exercise price of $0.0073 per share and expire five years from the grant date. These warrants were valued at $7,499 based upon the Black Scholes Pricing Model.

On November 13, 2006, we issued Mark Shriver, a consultant, a total of 5,000 shares of our common stock in exchange for product services valued at approximately $156.

The securities issued in the foregoing transactions were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

-    the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

-    we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to   obtain any additional information which we possessed or could acquire without unreasonable  effort or expense that is necessary to verify   the accuracy of information furnished;

-    at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule

     502(d)2;

-    neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

-    we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2006, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

			Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued	exercise price of	issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
Plan Category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans	0	N/A	0
approved by security
holders
Equity compensation plans	64,827,644	$0.04	14,396,378
not approved by security
holders
Total	64,827,644	$0.04	14,396,378

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2006 and the financial statements as of and for the years ended December 31, 2006 and 2005 included with this Form 10-KSB.

SUMMARY

Although we have been in existence for a number of years, we continue to be a development company while we develop products for introduction to the pharmacogenomics market.  We continue to devote substantially all of our efforts to initiating and developing our planned principal operations in our pharmacogenomics products. We generate revenues in our consumer, forensic and genotyping services, but these services have not yet resulted in the generation of significant revenues. Our revenue for 2006 has increased over 2005 mainly due to an increase in sales of our ancestry product, AncestryByDNA(TM) and genotyping services.  The increase in genotyping is the result of our acquisition of Ellipsis assets late in 2005.  Our consumer revenues increased as a result of the revenue contribution from Trace Genetics which we acquired during mid-2005 and sales generated from increased advertising and other publicity, including news stories and television shows. Our pharmacogenomics products are still in development. Because our products are relatively new to the market, we believe that sales will continue to fluctuate from period to period until we can better determine through continued market research and experience how and where to best market and sell the products.

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

During late March 2006, we entered into a services agreement with KBI BioPharma for the production development of EPO.  During the fourth quarter of 2006, these services were put on hold pending receiving additional funding to fund them.

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

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences, under which Dr. Mark Froimowitz will lead at the Massachusetts College of Pharmacy and Health Sciences a research project that relates to the compounds that we license from him.  The area of research is the synthesis and testing of monoamine transporter inhibitors as possible human medications for drug abuse, for ADHD, and for depression.  The specific research covered by this agreement is the synthesis of quantities of compounds sufficient for animal testing, including developing methods for the resolution or chiral synthesis of compounds.

We entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. Under the Harvard license agreement, we have the exclusive right to develop market and sell products and services derived from the research.  We have been given notice of default by Harvard which stated that we must pay a substantial portion of the outstanding balance by the end of February 2006, or Harvard may exercise their right of termination of the agreement.  At December 31, 2006 we owed them $288,000.

We continue work on Ovanome, a Taxol screening diagnostic test, and Statinome, a test for the cardiac drug market, which are both currently under development. We will also continue our efforts on other research and development projects that are underway. Our OVANOME™ technology is under development with researchers at the Moffitt Cancer Center in Tampa, Florida.  We are currently trying to acquire enough samples to perform our research for our Ovanome work.

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

Although we have been in existence for a number of years, management's efforts to develop our business have not yet resulted in significant revenues.  We have chosen to focus on increasing sales volume in the consumer, forensic and genotyping markets while continuing to develop products for introduction to the pharmacogenomics market.   We intend to support research and development as a vital component of our overall growth strategy. Until (i) potential customers are familiar with our technology and products, which will come from continued research and development and proven market use, and (ii) we introduce our pharmacogenomics products, it is unlikely that we will generate significant revenue.

The following discussion of our historical financial results should be read against this background.

SALES AND COST OF SALES

During the years ended December 31, 2006 and 2005, revenues were $2,433,000 and $1,275,503, respectively. A $1,157,497 increase in revenues for the year ended 2006 compared to 2005 is a 90.7% increase.  In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $177,775 as of December 31, 2006.  Deferred revenue is recorded when a prepaid or billed order has been received, but all the services have not been completed as of December 31, 2006.  We believe the majority of the deferred revenue will be recognized as revenue in the first quarter of 2007.

The approximate increase of $1,157,000 in revenues for the year ended 2006 compared to 2005 is mainly the result of our genotyping revenue increasing by approximately $590,000, our AncestryByDNA™ revenues increasing by approximately $426,000, our MtDNA™ revenues increasing approximately $127,000, Y SNP revenues increasing approximately $65,000, EURO-DNATM revenues increasing approximately $47,000 and forensics services revenues increasing approximately $8,000 compared to the same period in the prior year. These increases were offset by a decrease of approximately $101,000 from our paternity services.  In addition, we had a decrease of approximately $5,000 of additional other revenues.

Genotyping sales were generated primarily through work with universities with three customers being our major clients of these services during 2006.  The increase of genotyping services of approximately $590,000 during 2006 compared 2005 was the result of the revenue from our acquisition of Ellipsis during late 2005.    Three of our customers accounted for approximately $647,000 of our genotyping sales during 2006.

During 2006 compared to 2005, sales of our consumer services increased by approximately $665,000.  This is due to increased awareness and interest in genealogy. We have been featured in several articles and television programs which has resulted in an increase in sales of our consumer products during this year.  We currently contract with distributors who also sell our consumer products as well as advertise on the Internet and in paper-based publications, such as Google and Family Tree magazine, to grow sales of our consumer products.  Our consistent sales come through our distributors.  We will also continue to pursue adding distributors to increase our sales volume of our consumer products. One of our distributors accounted for approximately $514,000 of sales during 2006.

Our forensic sales increased by $8,000 during 2006 compared to 2005. We continue to market our forensic services, but have focused our marketing efforts on our consumer products as the forensic sales are typically sold by referrals.  During 2006, we attended several forensic conferences, and we are planning on continuing this in 2007 to increase the awareness of our forensic products which we believe can be used to assist with the country’s focus on homeland security.

Sales of our paternity services decreased by approximately $101,000 during 2006 compared to 2005.  During 2005, we had one customer that accounted for the majority of our paternity revenue, and toward the end of 2005, this customer found an alternative source for this service.  We do not expect our paternity services to be a large revenue generator for us in 2007 as we are focusing our marketing efforts on our consumer products.

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

During the years ended December 31, 2006 and 2005, cost of sales was $1,678,932 and $950,472, respectively.  The 76.6% increase of $728,460; was mainly a result of increased revenues during the year ended December 31, 2006 compared to the same period in 2005.  The gross profit as a percentage of revenue was 31.0% and 25.5% for the years ended December 31, 2006 and 2005, respectively.  Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development costs consist of raw materials, laboratory supplies, equipment expense, facilities costs and employment-related costs.  These research and development expenses were incurred in support of our currently available consumer and forensics products and genotyping services and for our anticipated pharmacogenomics products.

Research and development costs increased from $2,122,383 in 2005 to $6,427,115 in 2006, an increase of $4,304,732, or 202.8%. The increase of  approximately $4,305,000 in research and development expense for the year ended December 31, 2006 compared to the same period in 2005 resulted primarily from $1,932,000 of costs invested in our EPO project, $325,000 invested in our ADHD project, $65,000 invested in our Statinome project, $1,092,000 invested in our diabetes project, $98,000 invested in post-operative nausea and vomiting project and $108,000 invested in research samples used to expand our current products, and increase of labor costs of $489,000. The remaining increase of $196,000 was the cost of increased research performed on our other current products and allocation of administrative costs.

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

During the years ended December 31, 2006 and 2005, selling, general and administrative expenses increased by $329,574 to $3,194,122 compared to $2,864,548 for the same period in the prior year.  The 11.5% increase for 2006 compared to 2005 was primarily the result of increased advertising, marketing materials and investor relations costs of approximately $260,000; the remaining increase was mainly due to the administrative costs added from our Ellipsis and Trace Genetics acquisitions in mid-to-late 2005.

We are not able to extrapolate current general and administrative costs to our future costs. As our long-term business develops, we believe our selling, general and administrative costs will increase with revenue growth. For example, to increase sales, an increase in marketing and sales expenditures will be required to broaden and expand our market awareness and penetration. We expect all costs associated with normal marketing and sales activities to increase, including trade shows, advertising, promotion, and marketing and sales tools such as brochures and sales pamphlets. Over the long-term, as we become an established business, we anticipate that our costs will be comparable to other similar businesses of our size and type.

INTEREST EXPENSE

During the year ended December 31, 2006, interest expense increased by $9,025 to $59,395 compared to $50,370 for the same period in the prior year.  The 17.9% increase in interest expense for 2006 compared to 2005 is due mainly to higher interest on leases which was offset by a lower La Jolla convertible debenture balance during 2006 compared to 2005 as La Jolla exercised its conversion rights each month during 2005.

DEBT DEFAULT PENALTIES

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  Dutchess has the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at December 31, 2006 nor at the time this report was issued.  At December 31, 2006, we had accrued $2,143,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that Dutchess could charge us, and this estimate may change with time.

INTRINSIC VALUE OF CONVERTIBLE DEBT AND NON-DETACHABLE WARRANTS AND DEBT DISCOUNT AMORTIZATION

We recorded interest expense of $2,581,269 and $1,953,084 pertaining to the intrinsic value of convertible debt and non-detachable warrants and debt discount amortization during 2006 and 2005, respectively.  We expect this expense to continue through mid-2007 as we have funded our operating cash flows through notes payable with Dutchess.

INTEREST INCOME

During 2005, we recorded $15,974 of interest income on a loan to Biofrontera, a German company.  This loan was paid off during 2005. During 2006, we recorded $211 of interest income.

AMORTIZATION OF DEFERRED FINANCING FEES

During 2006, we expensed $238,638 of deferred financing fees related to the La Jolla debenture and Dutchess notes.  This is compared to $333,255 expensed during 2005.  We expect this expense to continue through mid-2007 as we have funded our operating cash flows through notes payable with Dutchess.

GAIN (LOSS) ON DERIVATIVE CONTRACTS, NET

During 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

During 2006, we recorded a gain on derivative liabilities $230,760, respectively related to recording the warrants at fair value during this reporting period.

During the first quarter of 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

During 2005, we recorded a loss of $2,229,283 related to the initial recording of certain Dutchess notes and this was offset by recording a net gain of $618,378 for various derivatives at fair value during this nine month period.

GAIN ON SALE OF INVESTMENTS AVAILABLE-FOR-SALE

During late December 2006, we sold 32,000 shares of Biofrontera stock for a realized gain of $394,773.  We expect to record a realized gain relating to the remaining shares we own of Biofrontera stock during 2007.

SETTLEMENT EXPENSE

On September 13, 2006, we settled litigation with Lonnie Bookbinder who had claimed additional compensation from us.  In the settlement agreement, we agreed to issue 1.5 million shares of our common stock and pay $115,000 of cash to him.  We recorded a settlement expense of $133,000 during the third quarter of 2006.  Through February 2007, Lonnie Bookbinder was paid $90,000 of cash and was issued 4.2 million shares of stock in accordance with an amended settlement agreement.

FOREIGN CURRENCY GAIN (LOSS)

During 2005, we recorded a foreign currency loss of $7,060 on a loan we made in Euros.  This loan was paid off during 2005.  During 2006, we had a foreign currency gain of $3,172, related mainly to some transactions at our Canadian subsidiary and a loan receivable in euros that was paid off during 2006.

OTHER EXPENSE

During 2005, we incurred $115,252 for costs related to a potential acquisition of Biofrontera that was not completed.

LIQUIDITY AND CAPITAL RESOURCES

General

During 2006, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities during 2006 was $5,781,789.  We also had principal payments on capital lease obligations of approximately $197,000 and purchases of laboratory equipment and computers of approximately $391,000.  The resulting cash shortfall was financed primarily through proceeds from notes payable of $4,539,024, net of costs and proceeds of approximately $555,000 from sale of Biofrontera shares.  We also borrowed $50,000 on our line of credit and received a short-term loan of $126,880 which was paid back during 2006.  The repayment of notes of $3,018,851 was financed by the Dutchess puts which resulted in proceeds from common stock of $3,033,802, net of stock issuance costs.

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

As discussed in the commitments section below, we will continue to have increased research and development costs during 2007 and beyond.  See the discussion in the commitments section for the specifics of these costs and discussions of our current strategic alliances.

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

On February 18, 2004, the convertible debenture and Warrant to Purchase Common Stock agreements were amended. If La Jolla does not convert at least 5% of the face value of the debenture and exercise at least 5% of the warrants in any particular calendar month, La Jolla may wire to us $375,000 less the dollar amount of warrants exercised in that month within five business days of the end of the month. Should La Jolla fail to wire us such funds, La Jolla shall not be entitled to collect interest on the debenture for that month. If breached more than once, then we may terminate the agreements with La Jolla and the debenture becomes due six months thereafter with accrued interest.  For any month the minimum payment was required to be paid and was not paid, we agreed for them to not fund the payment.

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

During 2006, La Jolla converted $7,368 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 110,512 shares of our common stock.

Dutchess Investment Agreement

On September 28, 2004, we entered into an Investment Agreement with Dutchess Private Equities Fund, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period beginning May 2005 when the first registration statement was effective.

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

During 2006, we exercised put notices in accordance with our agreement and received $3,038,087 of cash proceeds ($3,033,802 cash proceeds net of cash offering costs) for which we issued 188,860,259 shares of our common stock to Dutchess.  For the year ended 2006, proceeds totaling $3,018,851 from these puts were used to reduce the notes payable outstanding with Dutchess.

Dutchess Notes

In 2006, we funded our operations and research and development through the notes payable proceeds we received from Dutchess.  On March 6, 2006, we issued to Dutchess a promissory note in the amount of $1,500,000 for a purchase price of $1,200,000.  The note is due and payable in full on March 6, 2007. Other than the $300,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement.

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

In order to continue to use our $35 million funding facility with Dutchess Equity Partners to fund our operations and complete future acquisitions, during April 2006 we filed a registration statement to register 600,000,000 shares of our common stock for this facility. The registration statement was declared effective on May 1, 2006. During February 2007, a registration statement was declared effective for an additional 61,500,000 shares for the shares underlying the convertible debentures owed to Dutchess.

Dutchess Default

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  Dutchess has the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at December 31, 2006 nor at the time this report was issued.  At December 31, 2006, we had accrued $2,143,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that Dutchess could charge us and this estimate may change with time.

Sale of Biofrontera Shares

On October 30, 2006, Biofrontera, AG registered its stock on the Düsseldorf and Frankfurt, Germany stock exchanges.  This has enabled us to sell 32,000 and 50,000 shares of Biofrontera stock during the end of December 2006 and early January 2007, for proceeds of $554,638 and $644,000, respectively, of which approximately $661,000 was used to pay debt, and the remaining amount was used to fund operations.  During February 2007, we reached an agreement to sell the remaining shares of Biofrontera stock for a total of 4.4 million Euros or approximately $5.9 million USD.  We will receive 500,000 Euros per month from February 2007 through September 2007 and then the remaining balance in October 2007.  Approximately 40% of these proceeds are required to be used to pay on the Dutchess debt.

Overview

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $4,991,305 and deficit accumulated during the development stage of $38,102,527 at December 31, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  These factors, among others, indicate that we may not be able to continue as a going concern.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess, the issuance of convertible debentures, the conversion of the debentures into common stock and the related exercise of non-detachable warrants.

At December 31, 2006, we are in default of our notes payable with Dutchess and are delinquent on lease payments,

certain payments on research and development agreements and certain accounts payable.   We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover the costs of our operations in the foreseeable future. We must continue to raise additional capital to pay our outstanding debts and to meet our overdue accounts payable and pay our current operating costs.  Additionally, we need to raise funds for the research and development of our pharmacogenomics products.  The rate of progression on research and development will depend on our ability to raise additional capital.  We anticipate that we can raise additional funding from the put notices to Dutchess, the Dutchess notes which are paid with the puts, the sale of the equity investments and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.    We may not be able to raise additional capital.  Additionally, our current sources of funds including the minimum conversions of our outstanding debentures into common stock and, the related exercise of the non-detachable warrants may not continue.  As a result, we may not have the cash flow to meet our operating requirements.  The Dutchess Investment agreement expires in May 2007, and we are working with Dutchess on putting another agreement in place.  We have entered into an agreement to sell the Biofrontera shares that we own and will receive a total of €4.4 million (approximately $5.9 million USD) from February to October 2007. At December 31, 2006, the Biofrontera shares were 77% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

We have issued securities, including our convertible debentures and our convertible preferred stock which was converted into our common stock. In addition, our Investment Agreement with Dutchess requires us, in order to raise capital from it, to sell our common stock to it at a continuously adjustable conversion price at a discount to the trading price of our common stock. As we draw down advances under the Investment Agreement with Dutchess and more of our common stock is sold pursuant thereto, the market price of our common stock could decrease significantly and make further advances impractical or impossible during time periods in which we may need to raise capital to fund our operations and market and sell our products and services. In addition, the issuance of our common stock upon exercise or conversion of our other securities may create a downward pressure on the market price of our common stock.

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

Capital Expenditures

During 2007, we anticipate continuing to develop the required infrastructure to realize our 2007 operational growth plan, including acquiring or leasing property, equipment and other operating assets.

In addition, we anticipate that we will purchase new laboratory and computer equipment during 2007. Computer purchases for programming, modeling and business use are estimated at approximately $20,000 and scientific and business programs and software at approximately $50,000. Capital expenditures for laboratory equipment are estimated at approximately $50,000 for 2007.

It is our intent, during 2007, to increase our marketing and sales personnel. Current plans are to add one person in this area. As cash flow permits, we plan on increasing our research staff through the addition of up to one post doctor. The post doctor would be responsible for internal research projects that will be directed by our Chief Scientific Officer. In addition, we are considering increasing our programming staff in order to expedite our research projects. Costs associated with the hiring process would include normal expenditures including advertising costs and possible search fees from outside consultants. For higher-level positions, additional interviews, sign on bonuses and relocation expenses may also be incurred. Although this is our current personnel hiring plan, financing conditions and other unforeseen factors could impact the decision making process, and as a result plans may change.

Commitments

In order to advance our pharmacogenomic products to commercialization, our development costs for these products will increase in 2007. We have the following commitments which will increase our research and development costs in the future.

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

We entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. In exchange for his services,  we will pay Dr. Sytkowski $10,000 a month,  five annual incentive payments of $25,000 each, and certain  milestone  payments totaling $125,000 linked to our progress under  the Beth  Israel  license  in  developing  marketable  products  from the licensed EPO  technology.  The milestone payments will be reduced - dollar for dollar - to the extent Dr.  Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.  At December 31, 2006 we had a remaining commitment of $360,000 of which $65,000 is accrued.  On March 1, 2007, we entered into a letter agreement with Dr. Sytkowski whereby he agreed to accept shares of our common stock in lieu of payments due under the consulting agreement. At December 31, 2006, we had recorded $73,872 for services owed to him ($65,000 for services and $8,872 for expenses).

During late March 2006, we entered into a service agreement with KBI BioPharma for services to be provided totaling $2,840,000 of which $576,000 has been paid and approximately $817,000 has been accrued.  KBI will provide us services for the production development of EPO.

During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research. This project will cost approximately $600,000. At December 31, 2006 we had a remaining commitment of approximately $500,000 remaining of which approximately $198,000 is accrued.

We entered into an exclusive licensing agreement with Dr.  Mark  Froimowitz  to  develop a series of  compounds targeting the clinical development of enhanced pharmaceuticals   for  the  treatment  of  drug  addiction,   ADHD  and depression.  We are obligated to pay the licensor a 2% quarterly royalty fee on the net sales of products covered by the license.  Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties.  Additionally,  the license  requires  progress  payments  of up to  $275,000  upon  the  successful development and approval of licensed  products.  The license’s initial five-year term is supplemented by options capable of extending the license term for up to twenty years.  At December 31, 2006, we had a remaining commitment of $400,000 of which $25,000 is accrued.

We entered into an exclusive research sponsorship and license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The remaining sponsored research payments total approximately $2.0 million and will be paid in monthly installments of approximately $70,000.  We have accrued for approximately $288,000 of these costs at December 31, 2006.

Under the Harvard license agreement, we have the exclusive right to develop, market and sell products and services derived from the research. We must pay the Licensor a 6% royalty on the net sales of products and services covered by the license and 30% of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the Harvard license agreement term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments.

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences,

under the supervision of Dr. Mark Froimowitz.  We have $125,000 of payments to the Massachusetts College of Pharmacy and Health Sciences remaining for this research work and it is accrued for at December 31, 2006.

The progress of which we move these research and development projects forward and our ability to finance these commitments will be dependent upon our obtaining financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we have no off-balance sheet arrangements.

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

Asset Impairment

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. Since we are in the development stage, we do not have much history to determine our estimated cash flows. If we do not meet our targeted cash flows for our services and if the estimated disposition of the equipment is lower, this could result in a write-down of our equipment. Our equipment is very specialized equipment related to genomics research, and there probably will not be a large demand for our used equipment. The amount of our net fixed assets is the amount of the maximum risk if our assumptions were not correct. Each year the assets will have higher depreciation and the maximum risk will decrease correspondingly.

Allocation of Research and Development Costs

We allocate costs by identifying and directly expensing certain costs related to research and development and allocating certain other costs based on total labor effort that is estimated by management and employees. With some of these costs, a percentage of a total purchase order price is allocated to research and development. We base the labor time on time cards submitted each pay period by the employees.  We record inventory for our raw materials.  As raw materials are used, they are charged to research and development expense based upon actual usage for research and development.  We continue to refine our process of identifying time associated with research and development. These refinements to estimates could increase or decrease our income statement expense categories of research and development, cost of sales and selling, general and administrative expenses. As we hire employees, the department in which the employee is hired will have a direct impact on the allocation of administrative costs to research and development. For example if a person is hired in research and development, the allocation to research and development for other administrative costs will increase because labor effort percentage for research and development will have increased. If a person is hired in administration, the allocation to research and development for other administrative costs will decrease because the labor effort percentage for research and development will have decreased. Changes to these estimates could have a significant impact on the accrual and related compensation expense and/or deferred compensation.

Estimation of Fair Market Value

We use the Black Scholes Pricing Model to determine fair market value in certain instances, for example, to value warrants and the intrinsic value of the convertible debt and non-detachable warrants.  The Black Scholes Pricing Model requires estimated assumptions in its computation.   We estimate the assumptions used in each calculation based upon the transaction term and what we believe most appropriately reflects the transaction. If different estimates of the assumptions were used, it could result in different fair market value amounts being calculated.  Additionally, various methods can be used to determine the fair market value of the warrant.  If a different model were used besides the Black Scholes Pricing Model, it could result in different fair market value amounts being calculated.

Derivatives

We have reviewed our contracts and financial instruments to determine what derivatives and embedded derivatives we may have.  We have then reviewed these derivatives and embedded derivatives to determine if they should be recorded as equity or a derivative liability valued at fair value.  Judgment is used to apply the criteria of Statement of Financial Accounting Standards No. 133 and No. 155 and Emerging Issues Task Force 00-19 to the derivatives.  Also judgment and estimates are required to determine the fair value of the derivative liabilities and the fair market value of the financial instrument as a whole.  Although we believe that the estimates and assumptions used are reasonable, actual results may differ from these estimates under different assumptions or conditions.

Estimate of Accrued Default Penalties

We have recorded an amount of accrued default penalties related to our default of the Dutchess notes and have estimated it based upon 30% of the face amount of the outstanding debt.  We apply the debt payments on the notes based upon the payments paying off the oldest notes first. If we applied the payments from the puts in a different method, it could result in a different estimate.  Also, since Dutchess has not notified us of any penalties owed, we could have estimated the amount as low as -0-.  Although we believe that the methods and estimates we used are reasonable, actual results may differ from these estimates.

ITEM 7. FINANCIAL STATEMENTS

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

Consolidated

 Financial Statements as of and

for various periods ended December 31, 2006

and 2005 and Report of Independent Registered Public Accounting Firm

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and for the period December 10, 1998 (date of inception) to December 31, 2006	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the period ended December 10, 1998  (date of inception) to December 31, 1999 and for the years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006

F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period December 10, 1998 (date of inception) to December 31, 2006	F-16
Notes to Consolidated Financial Statements	F-18

Report of Independent Registered Public Accounting Firm

Board of Directors

DNAPrint Genomics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Sarasota, Florida

We have audited the accompanying consolidated balance sheet of DNAPrint Genomics, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005 and the period from December 10, 1998 (Date of Inception) through December 31, 2006.  These consolidated financial statements are the responsibility of the management of DNAPrint Genomics, Inc. and Subsidiaries.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of December 31, 2002 and for the period December 10, 1998 (date of inception) through December 31, 2002 were audited by other auditors whose report dated April 11, 2003 included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period December 10, 1998 (date of inception) through December 31, 2002 include total sales and net loss of $270,938 and $6,849,650, respectively. Our opinion on the consolidated statements of operations, changes in stockholders' equity, and cash flows for the period December 10, 1998 (date of inception) through December 31, 2006 insofar as it relates to amounts for periods through December 31, 2002 is based solely on the report of other auditors.

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

In our opinion, based on the audit and the report of other auditors on the previous years' consolidated financial statements, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DNAPrint Genomics, Inc. and subsidiaries as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from December 10, 1998 (Date of Inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company incurred a net loss of $12,348,364 during the year ended December 31, 2006 and has an accumulated deficit of $38,102,527 from inception to December 31, 2006.  In addition, the Company is in default of its notes payable with Dutchess and is delinquent on lease payments, certain payments with research and development agreements and certain payables.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 8, 2007

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$594,681
Accounts receivable (net of allowance for doubtful accounts of $7,500)	74,573
Inventory, raw material	96,432
Deferred financing costs	60,857
Prepaid expenses and other current assets	53,541
Marketable equity securities, available for sale	7,903,053
Total current assets	8,783,137
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $957,839)	1,238,207
OTHER ASSETS:
Intangibles (net of accumulated amortization of $138,125)	225,104
Other assets	23,128
Total Other Assets	248,232
TOTAL	$10,269,576
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,010,329
Accrued expenses	199,518
Deferred revenue	177,775
Accrued compensation expense	963,679
Line of credit	50,000
Notes payable at fair market value (net of discount of $561,811)	6,299,659
Convertible debentures (net of discount of $3,635)	239,997
Notes payable to related party	257,147
Capital lease obligation – current	230,588
Derivative liabilities	202,250
Accrued default penalties	2,143,500
Total current liabilities	13,774,442
Capital lease obligation – long-term	30,596
Convertible debentures – long-term at fair market value (net of discount of $1,838,577)	175,173
Total liabilities	13,980,211

Contingencies and commitments (See Note J below)	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A
Series A convertible preferred stock, 50,000 shares authorized; 40,000 shares issued, -0- outstanding; $10 per share liquidation value	-
Common stock, $.01 par value, 1,500,000,000 shares authorized; 458,178,982 shares issued and outstanding	4,581,791
Common stock subscribed (9,000,000 shares)	90,000
Additional paid-in capital	31,444,514
Accumulated other comprehensive income	5,787,784
Prepaid warrant exercises	9,488
Deferred stock compensation and consulting	(94,263)
Deficit incurred prior to development stage	(7,427,422)
Deficit accumulated during the development stage	(38,102,527)
Total stockholders’ deficit	(3,710,635)
TOTAL	$10,269,576

See notes to consolidated financial statements

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period December 10, 1998 (date of inception) to December 31, 2006

SALES	$2,433,000	$1,275,503	$5,474,711

COST OF SALES	1,678,932	950,472	3,742,431

GROSS PROFIT	754,068	325,031	1,732,280

OTHER OPERATING EXPENSES:
Research and development	6,427,115	2,122,383	17,195,165
Selling, general and administrative	3,194,122	2,864,548	13,958,606
Total other operating expenses	9,621,237	4,986,931	31,153,771

LOSS FROM OPERATIONS	(8,867,169)	(4,661,900)	(29,421,491)

OTHER INCOME (EXPENSES):
Interest expense	(59,395)	(50,370)	(1,554,668)
Debt default penalties	(2,143,500)	-	(2,143,500)
Intrinsic value of convertible debt and non-detachable warrants and debt discount amortization	(2,581,269)	(1,953,084)	(5,034,353)
Interest income	211	15,974	16,185
Amortization of deferred financing fees	(238,638)	(333,255)	(594,847)
Sale of option to Orchid Biosciences	-	-	353,090
Loss on disposal of investments	-	-	(349,006)
Gain (loss) on derivative contracts, net	1,276,451	(1,610,905)	(334,454)
Gain on sale of investments available-for-sale	394,773	-	394,773
Settlement expense	(133,000)	-	(285,437)
Foreign currency gain (loss)	3,172	(7,060)	(3,888)
Other expenses	-	(115,252)	(481,157)
Total other income (expenses) – net	(3,481,195)	(4,053,952)	(10,017,262)

NET LOSS	$(12,348,364)	$(8,715,852)	$(39,438,753)

NET LOSS PER SHARE - Basic and Diluted	$(0.03)	$(0.09)	$(0.53)

SHARES USED IN COMPUTING NET LOSS PER SHARE – Basic and Diluted	365,238,605	93,531,222	73,797,418

See notes to consolidated financial statements

DNAPrint Genomics, Inc.

 (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCES, DECEMBER 10, 1998	-	$-	$1,470,050	$14,701
Stock issued for acquisition of DNAPrint Genomics, Inc. (FL) in Pooling of Interests	-	-	9,600,000	96,000
Common stock issued for reorganization/court order at $0.47 per share	-	-	6,250,000	62,500
Adjustment due to subsidiaries liquation in bankruptcy	-	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-
BALANCES, DECEMBER 31, 1999	-	-	17,320,050	173,201
Stock issued for advertising and marketing services at $0.40 per share	-	-	400,000	4,000
Increases in stock issued for acquisition of land at $1.33 per share	-	-	1,500,000	15,000
Net loss for the year ended December 31, 2000	-	-	-	-
Unrealized loss on securities	-	-	-	-
Subscription receivable payments	-	-	-	-
Deferred stock compensation related to stock option grants	-	-	-	-
Dividend paid in common stock of Heroes, Inc.	-	-	-	-
BALANCES, DECEMBER 31, 2000	-	-	19,220,050	192,201
Common stock issuances:	-	-	-	-
Via 506 Private Placement at $1.00 per share	-	-	716,200	7,162
For consulting services at $1.00 per share	-	-	40,000	400
Through funding agreement with TBFI at $1.00 per share	-	-	390,831	3,908
From exercise of nonqualified stock options at $1.22 per share	-	-	562,500	5,625
For bankruptcy settlements at $0..40 per share	-	-	534,788	5,348
Loss on investment	-	-	-	-
Recovery of subscription receivables	-	-	-	-
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-
BALANCES, DECEMBER 31, 2001	-	-	21,464,369	214,644
Common stock issuances:
Via 506 Private Placement at $0.36 per share	-	-	69,444	694
For consulting services at $0.80 per share	-	-	2,500	25
For consulting services at $1.26 per share	-	-	2,103	21
For consulting services at $1.34 per share	-	-	2,500	25
From exercise of nonqualified stock options at $0.97 per share	-	-	127,778	1,278
From exercise of nonqualified stock options at $1.18 per share	-	-	125,000	1,250
From exercise of employee stock options	-	-	47,249	472
For settlement of related party notes payable at $1.26 per share	-	-	727,368	7,274
Per settlement agreement with TBFI	-	-	-	-
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	-
BALANCES, DECEMBER 31, 2002	-	-	22,568,311	225,683

(Continued)

(Continued)
	Additional	Common	Stock		Deferred
	Paid in	Stock	Subscription	Prepaid	Stock
	Capital	Subscribed	Receivable	Warrants	Compensation
BALANCES, DECEMBER 10, 1998	$5,256,690	$-	$-	$-	$-
Stock issued for acquisition of DNAPrint Genomics, Inc. (FL) in Pooling of Interests	904,000	-	(1,000,000)	-	-
Common stock issued for reorganization/court order at $0.47 per share	2,874,980	-	-	-	-
Adjustment due to subsidiaries liquation in bankruptcy	-	-	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	-
BALANCES, DECEMBER 31, 1999	9,035,670	-	(1,000,000)	-	-
Stock issued for advertising and marketing services at $0.40 per share	156,000	-	-	-	-
Increases in stock issued for acquisition of land at $1.33 per share	1,985,000	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-
Unrealized loss on securities	-	-	-	-	-
Subscription receivable payments	-	-	539,500	-	-
Deferred stock compensation related to stock option grants	731,450	-	-	-	(731,450)
Dividend paid in common stock of Heroes, Inc.	-	-	-	-	-
BALANCES, DECEMBER 31, 2000	11,908,120	-	(460,500)	-	(731,450)
Common stock issuances:	-	-	-	-	-
Via 506 Private Placement at $1.00 per share	709,038	-	-	-	-
For consulting services at $1.00 per share	39,600	-	-	-	-
Through funding agreement with TBFI at $1.00 per share	386,923	-	-	-	-
From exercise of nonqualified stock options at $1.22 per share	681,250	-	-	-	-
For bankruptcy settlements at $0.40 per share	208,568	-	-	-	-
Loss on investment	-	-	-	-	-
Recovery of subscription receivables	-	-	460,500	-	-
Deferred stock compensation related to stock option grants	22,100	-	-	-	(22,100)
Amortization of deferred stock compensation	-	-	-	-	219,530
Net loss for the year ended December 31, 2001	-	-	-	-	-
BALANCES, DECEMBER 31, 2001	13,955,599	-	-	-	(534,020)
Common stock issuances:
Via 506 Private Placement at $0.36 per share	24,306	-	-	-	-
For consulting services at $0.80 per share	1,975	-	-	-	-
For consulting services at $1.26 per share	2,628	-	-	-	-
For consulting services at $1.34 per share	3,325	-	-	-	-
>From exercise of nonqualified stock options at $0.97 per share	122,221	-	-	-	-
>From exercise of nonqualified stock options at $1.18 per share	146,250	-	-	-	-
>From exercise of employee stock options	(472)	-	-	-	-
For settlement of related party notes payable at $1.26 per share	909,209	-	-	-	-
Per settlement agreement with TBFI	34,200	-	-	-	-
Deferred stock compensation related to stock option grants	171,800	-	-	-	(171,800)
Amortization of deferred stock compensation	-	-	-	-	269,694
Net loss for the year ended December 31, 2002	-	-	-	-	-
BALANCES, DECEMBER 31, 2002	15,371,041	-	-	-	(436,126)

(Continued)

(Continued)
	Deficit	Deficit
	incurred	accumulated	Accumulated
	prior	during the	Other
	development	Comprehensive	Comprehensive
	stage	stage	Income	Total
BALANCES, DECEMBER 10, 1998	$(7,427,422)	$(44,244,627)	$222,443	$(46,178,215)
Stock issued for acquisition of DNAPrint Genomics, Inc. (FL) in Pooling of Interests	-	-	-	-
Common stock issued for reorganization/court order at $0.47 per share	-	-	-	2,937,480
Adjustment due to subsidiaries liquation in bankruptcy	-	63,355,809	-	63,355,809
Net loss for the year ended December 31, 1999	-	(20,061,513)	-	(20,061,513)
BALANCES, DECEMBER 31, 1999	(7,427,422)	(950,331)	222,443	53,561
Stock issued for advertising and marketing services at $0.40 per share	-	-	-	160,000
Increases in stock issued for acquisition of land at $1.33 per share	-	-	-	2,000,000
Net loss for the year ended December 31, 2000	-	(191,789)	-	(191,789)
Unrealized loss on securities	-	-	(197,298)	(197,298)
Subscription receivable payments	-	-	-	539,500
Deferred stock compensation related to stock option grants	-	-	-	-
Dividend paid in common stock of Heroes, Inc.	-	(1,988,228)	-	(1,988,228)
BALANCES, DECEMBER 31, 2000	(7,427,422)	(3,130,348)	25,145	375,746
Common stock issuances:
Via 506 Private Placement at $1.00 per share	-	-	-	716,200
For consulting services at $1.00 per share	-	-	-	40,000
Through funding agreement with TBFI at $1.00 per share	-	-	-	390,831
From exercise of nonqualified stock options at $1.22 per share	-	-	-	686,875
For bankruptcy settlements at $0.40 per share	-	-	-	213,916
Loss on investment	-	-	(25,145)	(25,145)
Recovery of subscription receivables	-	-	-	460,500
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	219,530
Net loss for the year ended December 31, 2001	-	(2,593,906)	-	(2,593,906)
BALANCES, DECEMBER 31, 2001	(7,427,422)	(5,724,254)	-	484,547
Common stock issuances:
Via 506 Private Placement at $0.36 per share	-	-	-	25,000
For consulting services at $0.80 per share	-	-	-	2,000
For consulting services at $1.26 per share	-	-	-	2,649
For consulting services at $1.34 per share	-	-	-	3,350
From exercise of nonqualified stock options at $0.97 per share	-	-	-	123,499
From exercise of nonqualified stock options at $1.18 per share	-	-	-	147,500
From exercise of employee stock options	-	-	-	-
For settlement of related party notes payable at $1.26 per share	-	-	-	916,483
Per settlement agreement with TBFI	-	-	-	34,200
Deferred stock compensation related to stock option grants	-	-	-	-
Amortization of deferred stock compensation	-	-	-	269,694
Net loss for the year ended December 31, 2002	-	(3,113,624)	-	(3,113,624)
BALANCES, DECEMBER 31, 2002	(7,427,422)	(8,837,878)	-	(1,104,702)

(Continued)

(Continued)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Common stock issuances:
For settlement of related party notes payable and interest at $0.64	-	-	865,399	8,654
For settlement of related party notes payable and interest at $0.64	-	-	403,362	4,034
For settlement of related party notes payable and interest at $1.48	-	-	135,502	1,355
For settlement of related party notes payable and interest at $1.44	-	-	404,630	4,046
For consulting services at $0.60 per share	-	-	139,043	1,391
For consulting services at $.096 per share	-	-	16,686	167
For consulting and scientific advisory board services at $1.47 per share	-	-	13,497	135
For scientific advisory board services at $.095 per share	-	-	5,000	50
For accounting services at $0.52 per share	-	-	4,208	42
For legal services at $1.35 per share	-	-	2,917	29
For legal services at $1.54 per share	-	-	3,539	35
For legal services at $1.28 per share	-	-	3,180	32
For legal services at $1.01 per share	-	-	2,990	30
For legal services at $0.97 per share	-	-	6,404	64
For consulting services at $0.63 per share	-	-	6,729	67
For legal services at $0.55 per share	-	-	42,196	422
For consulting services at $0.99	-	-	32,608	326
From exercise of nonqualified stock options at $.058 per share	-	-	294,118	2,941
From exercise of nonqualified stock options at $2.70 per share	-	-	208,333	2,083
From exercise of nonqualified stock options at $2.20 per share	-	-	208,333	2,083
From exercise of nonqualified stock options at $1.44 per share	-	-	151,515	1,515
From exercise of nonqualified stock options at $1.22 per share	-	-	161,290	1,613
Via 506 private placement at $0.30 per share	-	-	33,333	333
Via 506 private placement at $0.29 per share	-	-	138,889	1,389
For settlement with TBFI. at $1.64 per share	-	-	238,183	2,382
Conversion of debt to common stock and exercise of non-detachable warrants	-	-	104,737	1,048
Amortization of deferred stock compensation	-	-	-	-
Deferred stock compensation costs	-	-	-	-
Stock options cancelled	-	-	-	-
Common stock subscribed	-	-	-	-
Intrinsic value of convertible debt and warrants	-	-	-	-
Stock issuance costs	-	-	-	-
Warrants issued for stock issuance costs	-	-	-	-
Net loss for the year ended December 31, 2003	-	-	-	-
BALANCES, DECEMBER 31, 2003	-	-	26,194,932	261,949
Common stock issuances:
Stock issued that was subscribed in the prior year	-	-	5,768,315	57,683
For accrued expenses at $0.55 per share	-	-	76,118	761
For consulting services and accrued expenses at $1.12 per share	-	-	250,000	2,500
For consulting services at $0.60 per share	-	-	2,500	25
For consulting services at $0.84 per share	-	-	2,500	25
For consulting services at $0.20 per share	-	-	-	-
For consulting services at $0.40 per share	-	-	-	-
For consulting services at $0.40 per share	-	-	9,771	98
Conversion of debt to common stock and exercise of $20.00 per share non-detachable warrants	-	-	14,642,827	146,428
Exercise of options	-	-	9,250	93
Prepaid monies for future exercise of warrants	-	-	-	-
Preferred stock Series A issued to investors	40,000	400	-	-
Stock options cancelled	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-
Stock issuance costs	-	-	-	-
Warrants issued for stock issuance costs	-	-	-	-
Net loss for the year ended December 31, 2004	-	-	-	-
BALANCES, DECEMBER 31, 2004	40,000	400	46,956,213	469,562

(Continued)

(Continued)	Additional	Common	Stock		Deferred
	Paid in	Stock	Subscription	Prepaid	Stock
	Capital	Subscribed	Receivable	Warrants	Compensation
Common stock issuances:
For settlement of related party notes payable and interest at $064	545,201	-	-	-	-
For settlement of related party notes payable and interest at $0.64	254,117	-	-	-	-
For settlement of related party notes payable and interest at $1.48	199,188	-	-	-	-
For settlement of related party notes payable and interest at $1.44	578,621	-	-	-	-
For consulting services at $0.60 per share	82,035	-	-	-	-
For consulting services at $0.95 per share	15,835	-	-	-	-
For consulting and scientific advisory board services at $1.47 per share	19,697	-	-	-	-
For scientific advisory board services at $0.95 per share	4,700	-	-	-	-
For accounting services at $0.52 per share	2,157	-	-	-	-
For legal services at $1.35 per share	3,914	-	-	-	-
For legal services at $1.54 per share	5,429	-	-	-	-
For legal services at $1.28 per share	4,051	-	-	-	-
For legal services at $1.01 per share	2,990	-	-	-	-
For legal services at $0.97 per share	6,135	-	-	-	-
For consulting services at $0.63 per share	4,155	-	-	-	-
For legal services at $0..55 per share	22,583	-	-	-	-
For consulting services at $0.99	31,977	-	-	-	-
From exercise of nonqualified stock options at $0.58 per share	167,647	-	-	-	-
From exercise of nonqualified stock options at $2.70 per share	560,417	-	-	-	-
From exercise of nonqualified stock options at $2.20 per share	456,250	-	-	-	-
From exercise of nonqualified stock options at $1.44 per share	216,667	-	-	-	-
From exercise of nonqualified stock options at $1.22 per share	195,161	-	-	-	-
Via 506 private placement at $0.30 per share	9,667	-	-	-	-
Via 506 private placement at $0.29 per share	38,611	-	-	-	-
For settlement with TBFI. at $1.64 per share	388,238	-	-	-	-
Conversion of debt to common stock and exercise of non-detachable warrants	78,952	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-	1,378,637
Deferred stock compensation costs	-	-	-	-	(1,848,750)
Stock options cancelled	(170,883)	-	-	-	170,883
Common stock subscribed	2,932,804	57,683	-	-	-
Intrinsic value of convertible debt and warrants	500,000	-	-	-	-
Stock issuance costs	(173,523)	-	-	-	-
Warrants issued for stock issuance costs	80,000	-	-	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	-
BALANCES, DECEMBER 31, 2003	22,433,834	57,683	-	-	(735,356)
Common stock issuances:			-	-
Stock issued that was subscribed in the prior year	-	(57,683)	-	-	-
For accrued expenses at $0.55 per share	41,104	-	-	-	-
For consulting services and accrued expenses at $1.12 per share	277,500	-	-	-	-
For consulting services at $0.60 per share	1,475	-	-	-	-
For consulting services at $0.84 per share	2,075	-	-	-	-
For consulting services at $0.20 per share	2,381	125	-	-	-
For consulting services at $0.40 per share	3,053	78	-	-	-
For consulting services at $0.40 per share	3,779	-	-	-	-
Conversion of debt to common stock and exercise of $20.00 per share non-detachable warrants	4,329,067	4,505	-	(90,000)	-
Exercise of options	(93)	-	-	-	-
Prepaid monies for future exercise of warrants	-	-	-	345,000	-
Preferred stock Series A issued to investors	399,600	-	-	-	-
Stock options cancelled	(19,950)	-	-	-	19,950
Amortization of deferred stock compensation	-	-	-	-	689,335
Stock issuance costs	(489,335)	-	-	-	-
Warrants issued for stock issuance costs	197,633	-	-	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	-
BALANCES, DECEMBER 31, 2004	27,182,123	4,708	-	255,000	(26,071)

(Continued)

(Continued)	Deficit	Deficit
	incurred	accumulated	Accumulated
	prior	during the	Other
	development	Comprehensive	Comprehensive
	stage	stage	Income	Total
Common stock issuances:
For settlement of related party notes payable and interest at $064	-	-	-	553,855
For settlement of related party notes payable and interest at $0.64	-	-	-	258,151
For settlement of related party notes payable and interest at $1.48	-	-	-	200,543
For settlement of related party notes payable and interest at $1.44	-	-	-	582,667
For consulting services at $0.60 per share	-	-	-	83,426
For consulting services at $0.96 per share	-	-	-	16,002
For consulting and scientific advisory board services at $1.47 per share	-	-	-	19,832
For scientific advisory board services at $0.95 per share	-	-	-	4,750
For accounting services at $0.52 per share	-	-	-	2,199
For legal services at $1.35 per share	-	-	-	3,943
For legal services at $1.54 per share	-	-	-	5,464
For legal services at $1.28 per share	-	-	-	4,083
For legal services at $1.01 per share	-	-	-	3,020
For legal services at $0.97 per share	-	-	-	6,199
For consulting services at $0.63 per share	-	-	-	4,222
For legal services at $0.55 per share	-	-	-	23,005
For consulting services at $0.99	-	-	-	32,303
>From exercise of nonqualified stock options at $0.58 per share	-	-	-	170,588
From exercise of nonqualified stock options at $2.70 per share	-	-	-	562,500
From exercise of nonqualified stock options at $2.20 per share	-	-	-	458,333
>From exercise of nonqualified stock options at $1.44 per share	-	-	-	218,182
>From exercise of nonqualified stock options at $1.22 per share	-	-	-	196,774
Via 506 private placement at $0.30 per share	-	-	-	10,000
Via 506 private placement at $0.29 per share	-	-	-	40,000
For settlement with TBFI. at $1.64 per share	-	-	-	390,620
Conversion of debt to common stock and exercise of non-detachable warrants	-	-	-	80,000
Amortization of deferred stock compensation	-	-	-	1,378,637
Deferred stock compensation costs	-	-	-	(1,848,750)
Stock options cancelled	-	-	-	-
Common stock subscribed	-	-	-	2,990,487
Intrinsic value of convertible debt and warrants	-	-	-	500,000
Stock issuance costs	-	-	-	(173,523)
Warrants issued for stock issuance costs	-	-	-	80,000
Net loss for the year ended December 31, 2003	-	(7,789,905)	-	(7,789,905)
BALANCES, DECEMBER 31, 2003	(7,427,422)	(16,627,783)	-	(2,037,095)
Common stock issuances:
Stock issued that was subscribed in the prior year	-	-	-	-
For accrued expenses at $0.55 per share	-	-	-	41,865
For consulting services and accrued expenses at $1.12 per share	-	-	-	280,000
For consulting services at $0.60 per share	-	-	-	1,500
For consulting services at $0.84 per share	-	-	-	2,100
For consulting services at $0.20 per share	-	-	-	2,506
For consulting services at $0.40 per share	-	-	-	3,131
For consulting services at $0.40 per share	-	-	-	3,877
Conversion of debt to common stock and exercise of 20.00 per share non-detachable warrants	-	-	-	4,390,000
Exercise of options	-	-	-	-
Prepaid monies for future exercise of warrants	-	-	-	345,000
Preferred stock Series A issued to investors	-	-	-	400,000
Stock options cancelled	-	-	-	-
Amortization of deferred stock compensation	-	-	-	689,335
Stock issuance costs	-	-	-	(489,335)
Warrants issued for stock issuance costs	-	-	-	197,633
Net loss for the year ended December 31, 2004	-	(3,734,982)	-	(3,734,982)
BALANCES, DECEMBER 31, 2004	(7,427,422)	(20,362,765)	-	95,535

(Continued)

(Continued)	Preferred Stock			Common Stock
	Shares		Amount	Shares	Amount
Net loss for the year ended December 31, 2005	-		-	-	-
Foreign currency translation losses	-		-	-	-
Comprehensive loss
Common stock issuances:
For stock that was issuable at prior yearend	-		-	470,815	4,709
For shares issued for compensation at $0.014 per share	-		-	2,928,043	29,280
For shares issued for investor relations services at $0.017 per share	-		-	2,000,000	20,000
For shares issued for consulting at $0.018 per share	-		-	-	-
For shares issued for consulting at $0.021 per share	-		-	254,788	2,548
For shares issued for consulting at $0.022 per share	-		-	454,966	4,550
For shares issued for investor relations services at $.060 per share	-		-	2,000,000	20,000
For shares issued for consulting at $0.120 per share	-		-	24,315	243
For shares issued for consulting at $0.203 per share	-		-	26,394	264
For Kenna Technologies, Inc. acquisition at $.015 per share	-		-	1,499,998	15,000
For assets acquired from Ellipsis Biotherapeutics, Inc. at $0.023 per share	-		-	6,500,000	65,000
For Trace Genetics, Inc. acquisition at $0.216 per share	-		-	1,250,000	12,500
For the conversion of preferred stock	(25,278)		(253)	2,499,364	24,994
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-		-	86,686,596	866,866
Dutchess shares issued through put agreement	-		-	78,912,356	789,124
Dutchess shares issued in conjunction with note	-		-	3,750,000	37,500
Amortization of deferred stock compensation and consulting	-		-	-	-
Stock issuance costs	-		-	-	-
Intrinsic value of convertible debt and warrants	-		-	-	-
Warrants issued for stock issuance costs	-		-	-	-
Warrants issued for Trace Genetics, Inc. acquisition	-		-	-	-
Warrants issued for consulting	-		-	-	-
Conversion feature of preferred stock reclassified to a liability due to indeterminate shares from a derivative	-		-	-	-
Conversion feature of convertible debt reclassified to a liability due to indeterminate shares from a derivative	-		-	-	-
Warrants outstanding classified as a liability due to indeterminate shares from a derivative	-		-	-	-
BALANCES, DECEMBER 31, 2005	14,722		147	236,213,848	2,362,140
Adjustment to retained earnings for implementation of FASB 155	-		-	-	-
Net loss for the year ended December 31, 2006	-		-	-	-
Foreign currency translation losses	-		-	-	-
Unrealized gain on currency exchange	-		-	-	-
Unrealized gain on sale of Biofrontera shares	-		-	-	-
Comprehensive Loss	-		-	-	-
Common stock issuances:
Shares issued in settlement at $0.012 per share	-		-	1,500,000	15,000
Shares issued for investor relations services at $0.027 per share	-		-	2,000,000	20,000
Shares issued for investor relations services at $0.013 per share	-		-	6,250,000	62,500
Shares to be issued for investor relations services at $0.0074 per share	-		-	-	-
Shares to be issued for investor relations services at $0.018 per share	-		-	-	-
Shares issued for consulting at $0.017 per share	-		-	2,500	25
Shares issued for consulting at $0.019 per share	-		-	2,500	25
Shares issued for consulting at $0.011 per share	-		-	2,500	25
Shares issued for consulting at $0.023 per share	-		-	2,500	25
Shares issued for consulting at $0.009 per share	-		-	2,500	25
Shares issued for consulting at $0.022 per share	-		-	143,775	1,438
Shares issued for consulting at $0.025 per share	-		-	862,537	8,625
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-		-	10,182,249	101,823
Dutchess shares issued through put agreement	-		-	188,860,259	1,888,603
Stock issued that was issuable at prior yearend	-		-	502,053	5,020
Conversion of preferred stock into common stock	(14,722)		(147)	11,651,761	116,517
Fair market value of options granted to employees	-		-	-	-
Amortization of deferred stock compensation	-		-	-	-
Intrinsic value of convertible debt feature	-		-	-	-
Stock issuance costs	-		-	-	-
Warrants issued for consulting	-		-	-	-
BALANCES, DECEMBER 31, 2006	- -	$	- -	$458,178,982	$4,581,791

(Continued)

(Continued)	Additional	Common	Stock
	Paid in	Stock	Subscription	Prepaid
	Capital	Subscribed	Receivable	Warrants
Net loss for the year ended December 31, 2005	-	-	-	-
Foreign currency translation losses	-	-	-	-
Comprehensive loss	-	-	-	-
Common stock issuances:	-	-	-	-
For stock that was issuable at prior yearend	-	(4,709)	-	-
For shares issued for compensation at $0.014 per share	12,590	-	-	-
For shares issued for investor relations services at $0.017 per share	14,000	-	-	-
For shares issued for consulting at $0.018 per share	19	25	-	-
For shares issued for consulting at $0.021 per share	2,856	25	-	-
For shares issued for consulting at $0.022 per share	11,198	4,972	-	-
For shares issued for investor relations services at $0.060 per share	100,000	-	-	-
For shares issued for consulting at $0.120 per share	2,674	-	-	-
For shares issued for consulting at $0.203 per share	5,090	-	-	-
For Kenna Technologies, Inc. acquisition at $0.015 per share	7,500	-	-	-
For assets acquired from Ellipsis Biotherapeutics, Inc. at $0.023 per share	84,500	-	-	-
For Trace Genetics, Inc. acquisition at $0.216 per share	257,500	-	-	-
For the conversion of preferred stock	(24,741)	-	-	-
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	2,156,556	578	-	(135,000)
Dutchess shares issued through put agreement	1,023,636	-	-	-
Dutchess shares issued in conjunction with note	(37,500)	-	-	-
Amortization of deferred stock compensation and consulting -		-	-	-
Stock issuance costs	(404,246)	-	-	-
Intrinsic value of convertible debt and warrants	250,000	-	-	-
Warrants issued for stock issuance costs	108,371	-	-	-
Warrants issued for Trace Genetics, Inc. acquisition	48,283	-	-	-
Warrants issued for consulting	139,030	-	-	-
Conversion feature of preferred stock reclassified to a liability due to indeterminate shares from a derivative	(513,347)	-	-	-
Conversion feature of convertible debt reclassified to a liability due to indeterminate shares from a derivative	(54,590)	-	-	-
Warrants outstanding classified as a liability due to indeterminate shares from a derivative	(348,568)	-	-	-
BALANCE DECEMBER 31, 2005	30,022,934	5,599	-	120,000
Adjustment to retained earnings for implementation of FASB 155	-	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-
Foreign currency translation losses	-	-	-	-
Unrealized gain on currency exchange	-	-	-	-
Unrealized gain on sale of Biofrontera shares	-	-	-	-
Comprehensive Loss	-	-	-	-
Common stock issuances:
Shares issued in settlement at $0.012 per share	3,000	-	-	-
Shares issued for investor relations services at $0.027 per share	33,600	-	-	-
Shares issued for investor relations services at $0.013 per share	18,750	-	-	-
Shares to be issued for investor relations services at $0.0074 per share	(16,250)	62,500	-	-
Shares to be issued for investor relations services at $0.018 per share	22,000	27,500	-	-
Shares issued for consulting at $0.017 per share	16	-	-	-
Shares issued for consulting at $0.019 per share	23	-	-	-
Shares issued for consulting at $0.011 per share	3	-	-	-
Shares issued for consulting at $0.023 per share	32	-	-	-
Shares issued for consulting at $0.009 per share	(2)	-	-	-
Shares issued for consulting at $0.022 per share	1,713	-	-	-
Shares issued for consulting at $0.025 per share	13,218	-	-	-
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	16,057	-	-	(110,512)
Dutchess shares issued through put agreement	1,149,484	-	-	-
Stock issued that was issuable at prior yearend	579	(5,599)	-	-
Conversion of preferred stock into common stock	118,995	-	-	-
Fair market value of options granted to employees	19,858	-	-	-
Amortization of deferred stock compensation	-	-	-	-
Intrinsic value of convertible debt feature	110,074	-	-	-
Stock issuance costs	(69,570)	-	-	-
Warrants issued for consulting	-	-	-	-
BALANCES, DECEMBER 31, 2006	$31,444,514	$90,000	$-	$9,488

Continued

(Continued)		Deficit
incurred
	Deferred	prior
	Stock	development
	Compensation	stage
Net loss for the year ended December 31, 2005	-
Foreign currency translation losses	-	-
Comprehensive loss	-	-
Common stock issuances:	-	-
For stock that was issuable at prior yearend	-	-
For shares issued for compensation at $0.014 per share	-	-
For shares issued for investor relations services at $0.017 per share	(34,000)	-
For shares issued for consulting at $0.018 per share	-	-
For shares issued for consulting at $0.021 per share	-	-
For shares issued for consulting at $0.022 per share	-	-
For shares issued for investor relations services at $.060 per share	(120,000)	-
For shares issued for consulting at $0.120 per share	-	-
For shares issued for consulting at $0.203 per share	-	-
For Kenna Technologies, Inc. acquisition at $0.015 per share	-	-
For assets acquired from Ellipsis Biotherapeutics, Inc. at $0.023 per share	-	-
For Trace Genetics, Inc. acquisition at $0.216 per share	-	-
For the conversion of preferred stock	-	-
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-	-
Dutchess shares issued through put agreement	-	-
Dutchess shares issued in conjunction with note	-	-
Amortization of deferred stock compensation and consulting	320,033
Stock issuance costs	-	-
Intrinsic value of convertible debt and warrants	-	-
Warrants issued for stock issuance costs	-	-
Warrants issued for Trace Genetics, Inc. acquisition	-	-
Warrants issued for consulting	(234,336)	-
Conversion feature of preferred stock reclassified to a liability due to indeterminate shares from a derivative	-	-
Conversion feature of convertible debt reclassified to a liability due to indeterminate derivative shares	-	-
Warrants outstanding classified as a liability due to indeterminate shares from a derivative	-	-
BALANCE DECEMBER 31, 2005	(94,374)	(7,427,422)
Adjustment to retained earnings for implementation of FASB 155	-	-
Net loss for the year ended December 31, 2006	-	-
Foreign currency translation losses	-	-
Unrealized gain on currency exchange	-	-
Unrealized gain on sale of Biofrontera shares	-	-
Comprehensive Loss	-	-
Common stock issuances:	-	-
Shares issued in settlement at $0.012 per share	-	-
Shares issued for investor relations services at $0.027 per share	(53,600)	-
Shares issued for investor relations services at $0.013 per share	(81,250)	-
Shares to be issued for investor relations services at $0.0074 per share	(46,250)	-
Shares to be issued for investor relations services at $0.018 per share	-	-
Shares issued for consulting at $0.017 per share	-	-
Shares issued for consulting at $0.019 per share	-	-
Shares issued for consulting at $0.011 per share	-	-
Shares issued for consulting at $0.023 per share	-	-
Shares issued for consulting at $0.009 per share	-	-
Shares issued for consulting at $0.022 per share	-	-
Shares issued for consulting at $0.025 per share	-	-
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-	-
Dutchess shares issued through put agreement	-	-
Stock issued that was issuable at prior yearend	-	-
Conversion of preferred stock into common stock	-	-
Fair market value of options granted to employees	-	-
Amortization of deferred stock compensation	276,062	-
Intrinsic value of convertible debt feature	-	-
Stock issuance costs	-	-
Warrants issued for consulting	(94,851)
BALANCES, DECEMBER 31, 2006	$(94,263)	$(7,427,422)

Continued

(Continued)	Deficit
	accumulated	Accumulated
	during the	Other
	Comprehensive	Comprehensive
	stage	Income	Total
Net loss for the year ended December 31, 2005	(8,715,852)	-	(8,715,852)
Foreign currency translation losses	-	(541)	(541)
Comprehensive loss	-	-	(8,716,393)
Common stock issuances:	-	-	-
For stock that was issuable at prior yearend	-	-	-
For shares issued for compensation at $0.014 per share	-	-	41,870
For shares issued for investor relations services at $0.017 per share	-	-	-
For shares issued for consulting at $0.018 per share	-	-	44
For shares issued for consulting at $0.021 per share	-	-	5,429
For shares issued for consulting at $0.022 per share	-	-	20,720
For shares issued for investor relations services at $0.060 per share	-	-	-
For shares issued for consulting at $0.120 per share	-	-	2,917
For shares issued for consulting at $0.203 per share	-	-	5,354
For Kenna Technologies, Inc. acquisition at $0.015 per share	-	-	22,500
For assets acquired from Ellipsis Biotherapeutics, Inc. at $0.023 per share	-	-	149,500
For Trace Genetics, Inc. acquisition at $0.216 per share	-	-	270,000
For the conversion of preferred stock	-	-	-
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-	-	2,889,000
Dutchess shares issued through put agreement	-	-	1,812,760
Dutchess shares issued in conjunction with note	-	-	-
Amortization of deferred stock compensation and consulting	-	-	320,033
Stock issuance costs	-	-	(404,246)
Intrinsic value of convertible debt and warrants	-	-	250,000
Warrants issued for stock issuance costs	-	-	108,371
Warrants issued for Trace Genetics, Inc. acquisition	-	-	48,283
Warrants issued for consulting	-	-	(95,306)
Conversion feature of preferred stock reclassified to a liability due to indeterminate shares from a derivative	-	-	(513,347)
Conversion feature of convertible debt reclassified to a liability due to indeterminate shares from a derivative	-	-	(54,590)
Warrants outstanding classified as a liability due to indeterminate shares from a derivative	-	-	(348,568)
BALANCE DECEMBER 31, 2005	(29,078,617)	(541)	(4,090,134)
Adjustment to retained earnings for implementation of FASB 155	3,324,454	-	3,324,454
Net loss for the year ended December 31, 2006	(12,348,364)	-	(12,348,364)
Foreign currency translation losses	-	109	109
Unrealized gain on currency exchange, net of reclassifications	-	292,498	292,498
Unrealized gain on sale of Biofrontera shares, net of reclassifications	-	5,495,718	5,495,718
Comprehensive Loss	-	-	(6,560,039)
Common stock issuances:	-	-	-
Shares issued in settlement at $0.012 per share	-	-	18,000
Shares issued for investor relations services at $0.027 per share	-	-	-
Shares issued for investor relations services at $0.013 per share	-	-	-
Shares to be issued for investor relations services at $0.0074 per share	-	-	-
Shares to be issued for investor relations services at $0.018 per share	-	-	49,500
Shares issued for consulting at $0.017 per share	-	-	41
Shares issued for consulting at $0.019 per share	-	-	48
Shares issued for consulting at $0.011 per share	-	-	28
Shares issued for consulting at $0.023 per share	-	-	57
Shares issued for consulting at $0.009 per share	-	-	23
Shares issued for consulting at $0.022 per share	-	-	3,151
Shares issued for consulting at $0.025 per share	-	-	21,843
Conversion of debt to common stock and exercise of $1.00 per share non-detachable warrants	-	-	7,368
Dutchess shares issued through put agreement	-	-	3,038,087
Stock issued that was issuable at prior yearend	-	-	-
Conversion of preferred stock into common stock	-	-	235,365
Fair market value of options granted to employees	-	-	19,858
Amortization of deferred stock compensation	-	-	276,062
Intrinsic value of convertible debt feature	-	-	110,074
Stock issuance costs	-	-	(69,570)
Warrants issued for consulting	-	-	(94,851)
BALANCES, DECEMBER 31, 2006	$(38,102,527)	$5,787,784	$(3,710,635)

See notes to consolidated financial statements

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period December 10, 1998 (Date of Inception) through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,348,364)	$(8,715,852)	$(39,438,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402,883	222,626	1,297,200
Provision for bad debts	-	-	11,738
Impairment of assets	-	-	254,434
Debt default penalties	2,143,500	-	2,143,500
Gain on sale of investments available for sale	(394,773)	-	(394,773)
Loss on disposal of investments	-	-	11,772
Loss on disposal of property and equipment	-	-	5,039
Loss (gain) on foreign currency transaction	(3,172)	7,060	3,888
Loss (gain) on derivative contracts, net	(1,276,451)	1,610,905	334,454
Amortization of deferred stock compensation and consulting	276,062	320,033	1,948,885
Amortization of deferred compensation	-	-	919,792
Amortization of deferred financing fees	238,638	333,255	594,847
Amortization of intangibles	136,674	1,451	138,125
Common stock issued for interest expense on related party notes payable	-	-	1,300,378
Common stock issued for reorganization/court order	-	-	343,000
Common stock issued for services	74,691	76,334	2,414,807
Common stock issued for bankruptcy settlement	-	-	28,080
Stock issued for settlement	18,000	-	170,437
Fair market value of options granted to employees	19,858	-	19,858
Intrinsic value of convertible debt and non-detachable warrants and amortization of debt discount	2,581,269	1,953,084	5,034,353
Stock-based compensation	-	-	1,943,906
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in receivables	27,279	(10,651)	287,015
(Increase) decrease in inventory	202,253	(222,858)	(85,884)
Decrease in prepaid expenses and other assets	84,889	41,094	(987,204)
Increase in accounts payable, deferred revenues and accrued liabilities	2,034,975	777,642	4,173,836
NET CASH USED IN OPERATING ACTIVITIES	(5,781,789)	(3,605,877)	(17,527,270)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(391,445)	(123,596)	(1,347,539)
Loan to Biofrontera	-	-	(193,683)
Investment in Biofrontera	-	(2,274,702)	(2,274,702)
Payoff of Biofrontera loan	-	202,380	202,380
Proceeds from sale of Biofrontera shares	554,638	-	554,638
Proceeds from disposal of property and equipment	-	-	10,100
Net bankruptcy adjustment	-	-	511,274
NET CASH USED IN INVESTING ACTIVITIES	163,193	(2,195,918)	(2,537,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	126,880	-	1,613,916
Proceeds from settlement with Tampa Bay Financial	-	-	272,383
Advances from Tampa Bay Financial, net	-	-	384,581
Proceeds from issuance of common stock, net of stock issuance costs	3,033,802	4,463,225	13,816,217
Proceeds from line of credit, net	50,000	-	50,000
Proceeds from issuance of Series A preferred stock, net of stock issuance costs	-	-	272,535
Prepayment for future warrant exercises	-	(135,000)	120,000
Proceeds from convertible debenture and notes payable, net of costs	4,539,024	4,102,995	9,142,019
Repayment of notes payable	(3,018,851)	(1,559,991)	(4,578,842)
Repayment of notes payable, related parties	(128,840)	(33,634)	(596,283)
Collections from stock subscriptions	-	-	836,960
Principal payments on capital lease obligations	(196,769)	(207,629)	(675,328)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,405,246	6,629,966	20,658,158
Effect of exchange rate changes on cash	1,385	(60)	1,325
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,211,965)	828,111	594,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,806,646	978,535	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$594,681	$1,806,646	$594,681

(Continued)

(Continued)
	For the year ended December 31, 2006	For the year ended December 31, 2005	For the Period December 10, 1998 (date of inception) to December 31, 2006
Approximate Interest Paid	$32,815	$34,104	$160,585
Income taxes paid	$-	$-	$-
Stock subscription receivable arising from acquisition of DNAPrint Genomics, Inc. (Florida)	$-	$-	$1,000,000
Common stock issued for related party notes payable	$-	$-	$1,211,322
Accrued interest paid through increasing related party note	$18,766	$56,981	$75,747
Unrealized loss on long-term investments	$-	$-	$(222,443)
Common stock issued for land subsequently swapped for investment in Heroes, Inc	$-	$-	$2,000,000
Dividend paid in stock of Heroes, Inc.	$-	$-	$(1,988,228)
Common stock issued for reorganization /court order arising from conversion of claim to stock	$-	$-	$(2,905,500)
Conversion of Tampa Bay Financial advances to stock	$-	$-	$453,331
Equipment leased under capital lease	$20,511	$217,500	$721,678
Deferred compensation on grants of stock options	$-	$-	$925,350
Deferred compensation reduced for stock options cancelled	$-	$-	$(190,833)
Stock issued or to be issued for deferred compensation	$-	$-	$2,588,250
Common stock issued for satisfaction of accrued expenses	$-	$-	$307,865
Warrants issued for stock issuance costs, notes payable fees and consulting	$341,236	$1,083,047	$1,701,916
Debenture converted into common stock	$7,368	$189,000	$506,368
Intrinsic value of convertible debt and non-detachable warrants and debt discount	$2,913,975	$6,070,000	$8,983,975
Acquisition of Trace Genetics, Inc, Kenna Technologies, Inc. and the assets of Ellipsis Biotherapeutics, Inc. for common stock and warrants	$-	$490,283	$490,283
Implementation of SFAS 155, adjustment to beginning retained earnings which was offset to derivative liabilities or redeemable shares	$3,324,454	$-	$3,324,454
Conversion of preferred stock to common stock	$235,365	$253	$235,618
Preferred stock issued for satisfaction of accrued expenses	$-	$-	$110,000
Unrealized gain and currency exchange gain on equity investment available for sale	$5,788,216	$-	$5,788,216
Derivative liability for warrants, convertible feature of preferred stock and convertible feature for certain convertible debt reclassed from equity due to SFAS 133 derivative indeterminate shares	$-	$916,505	$916,505

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

Financial Instruments

Our financial instruments include cash, receivables, marketable securities, current assets, current liabilities and notes payables.  The marketable securities and certain notes payable are recorded at fair market value. We believe the estimated fair value of the other financial instruments at December 31, 2006 approximate their carrying value as reflected in the consolidated balance sheets due to their short-term nature.

Accounts Receivable

Accounts receivable consist of ancestry, forensic, and genotyping services to our distributors and genotyping customers. We generally require prepayment for ancestry services, and perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $7,500 at December 31, 2006 is considered adequate. We determine receivables to be past due based on the payment terms of original invoices.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and receivables. With respect to cash and cash equivalents, we maintained all of our cash and cash equivalents in deposit accounts with two financial institutions in the United States and Canada, which deposit accounts at times may exceed federally insured limits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.  At December 31, 2006, we had a receivable from a distributor which was 59% and another receivable from a customer of 11% of our outstanding accounts receivable balance. We also had sales of 21% from a distributor and 13% from a customer during 2006.  At December 31, 2006, all of the $7,903,053 of Marketable equity securities available-for-sale was invested in Biofrontera, AG, a German company.  This is 77% of our total assets at December 31, 2006.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market. At December 31, 2006, inventory consisted of $96,432 of raw material.

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

Long-Lived Assets

We periodically review our long-lived assets for indications of impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.  There was no impairment of long-lived assets during the years ended December 31, 2006 and 2005.

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

Valuation allowances have been established against our deferred tax assets due to uncertainties in our ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not. We have not recognized an income tax benefit for our operating losses generated during 2006 and 2005 based on uncertainties concerning our ability to generate taxable income in future periods. There was no income tax receivable or payable at December 31, 2006 and 2005. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

Advertising costs, which approximated $126,098 and $202,105, respectively, for the years ended December 31, 2006 and 2005, are expensed as they are incurred.

Stock-Based Compensation

On January 1, 2006, we implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model.   In adopting SFAS 123(R), we used the modified prospective application (“MPA”).  MPA requires us to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, we recognized the compensation cost for that portion of the award as to which the requisite service was rendered on or after January 1, 2006.  The fair value for these awards is determined based on the grant-date.

We have a stock option plan that provides for the granting of stock options and awards to officers, and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock.  The number of shares of stock authorized under the 2001 Scientist Stock Option Plan is 77,630,000.  Options are typically granted at the fair market value of the stock on the date of grant. The vesting of each grant is determined by the Board of Directors at the time the options are granted.  The vesting period typically ranges from immediate vesting to vesting over a four-year period, and the options typically have an expiration term of ten years.   We have granted options to acquire 1,594,022 shares of common stock that are not in this plan and were granted to an employee as a sign on bonus and a director at the time he joined our board.

The following information is presented for the non-vested stock options for the year ended December 31, 2006:

	Number of Shares	Weighted- Avg. Grant-date Fair Value
Non-vested stock options at beginning of period	600,000	$0.02
Forfeited during the period	(200,000)	$0.02
Vested during the period	(800,000)	$0.02
Granted during the period	400,000	$0.02
Non-vested stock options at December 31, 2006	-	$-

The weighted average grant date fair value of equity options granted and vested during 2005 was $0.032

The following information is presented for the stock option activity for the year ended December 31, 2006:

	# of shares	Weighted -Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005:	66,666,112	$0.04
Granted	400,000	$0.02
Forfeited	(2,238,468)	$0.13
Outstanding at December 31, 2006	64,827,644	$0.04	8.7 years	$-
Outstanding exercisable at December 31, 2006	64,827,644	$0.04	8.7 years	$-

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

In accordance with SFAS 123(R), during the year ended December 31, 2006, we recognized in our Statement of Operations compensation expense of $19,858 for the fair value of stock options over the vesting period.  Due to our net loss position, there was no tax effect recognized.

At December 31, 2006, there is no unrecognized compensation costs related to non-vested awards.

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method of accounting had been applied to stock-based employee compensation, as required by SFAS No. 123(R), for the year ended December 31, 2005:

Net loss, as reported	$8,715,852
Deduct: Fair value of stock-based employee compensation costs	1,942,225
Pro forma net loss	$10,658,077

Loss per share:
Basic and Diluted – as reported	$0.09
Basic and Diluted – pro forma	$0.11

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

Intangible Assets

Intangible assets are comprised of intangibles arising from the Trace Genetics, Inc. acquisition and technology rights from Ellipsis and Kenna acquisitions.   We apply SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations.  SFAS 142 requires, among other things, an annual impairment test for goodwill and intangible assets with indefinite lives.  The intangible assets are amortized using the straight-line method over their estimated useful lives.  We determined that no impairment of these assets existed at December 31, 2006 or December 31, 2005.

Marketable Equity Securities Available-For-Sale

We have an investment with less than a 20% ownership interest in a company over which we do not have the ability to exercise significant influence.  Initially we recorded the investment at cost as there was no public market information regarding the stock.  During the fourth quarter of 2006, this company went public; therefore, at that time we recorded the available-for-sale securities at fair market value based upon quoted market price.  These securities are restricted from being publicly traded until October 31, 2007.  At December 31, 2006, these securities are recorded at fair market value, with unrealized gains or losses excluded from earnings and included in the Stockholders’ Deficit on the Consolidated Balance Sheet.  Realized gains and losses on the sale of these securities are determined using the specific-identification method.

The available-for-sale marketable equity securities are comprised of the following at December 31, 2006:

	Cost	Unrealized Gain included in Accumulated Other Comprehensive Income	Unrealized Gain on Currency Exchange included in Accumulated Other Comprehensive Income	Estimated Fair Value
Foreign corporation	$2,114,837	$5,495,718	$292,498	$7,903,053

During 2006, the Company received proceeds of $554,638 for a sale of 32,000 shares and recognized a gain on sale of investments of $394,773.  The gain is included in gain on sale of investments available-for-sale on the Consolidated Statement of Operations.  Also, on the date of this sale, we reduced our unrealized gain and unrealized gain on currency exchange which are both included in accumulated other comprehensive income by a total of $464,179.

Foreign Currency Translation

We have one subsidiary whose functional currency is the Canadian dollar.  The translation adjustments (which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement) are recorded on our balance sheet in the accumulated comprehensive loss section of our Stockholders’ Deficit.

We had a loan receivable that was in Euros.  This loan was paid in full during 2005.  This loan was translated at the exchange rate in effect at each reporting date.  Any gain or loss from this foreign currency translation is included in our Consolidated Statement of Operations for that period.   During 2006, we had three loans payable of which two were in Euros and the third was in Swiss Francs.  These loans payable were translated at the exchange rate in effect at each reporting date.  Any gains or losses from the foreign currency translation of these transactions are included in our Consolidated Statement of Operations for that period. One loan was repaid during 2006 and the other two loans payable were repaid during January 2007.

Our marketable equity securities available-for-sale are invested in a public German company. These securities are valued at fair market value and any realized gains or losses from the foreign currency translation is included in our Consolidated Statement of Operations for that period.  Any unrealized gains or losses and unrealized gains or losses from the foreign currency translationare included in Accumulated Other Comprehensive Income on the balance sheet.

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

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.”  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Summary of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.   This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We have adopted this Interpretation, and it has not had a material impact on our consolidated financial statements.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares outstanding as of December 31, 2006 and 2005, which consist of employee stock options, warrants, convertible debenture and convertible preferred stock, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is identical for the years ended December 31, 2006 and 2005 and for the period December 10, 1998 to December 31, 2006.

The following table summarizes our potential common stock equivalents outstanding at December 31, 2006 and 2005 which may dilute future earnings per share.

	2006	2005
Convertible notes **	265,373,728	417,045,130
Convertible preferred stock **	-	8,959,348
Warrants and options	94,016,687	82,575,889
	359,390,415	508,580,367

**The number of common stock shares the convertible notes and preferred stock could be converted into was estimated using the conversion price at December 31, 2006 or December 31, 2005 as applicable.  The conversion price varies based upon the price of our common stock.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficiency of approximately $4,991,305 and deficit accumulated during the development stage of $38,102,527 at December 31, 2006, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We are continuing to raise additional capital for the research and development of our pharmacogenomics products.  We anticipate that the funding we expect to receive from the put notices to Dutchess, the Dutchess notes which are paid with the puts, the sale of the equity investments available-for-sale and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.  However, the rate of progression on the research and development will depend on our ability to raise additional capital.  Additionally, at December 31, 2006, we are in default of our notes payable with Dutchess and are delinquent on lease payments, certain payments on research and development agreements and certain accounts payable.   There can be no assurance that we will be able to raise additional capital or that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements.  The Dutchess Investment agreement expires in May 2007, and we are working with Dutchess on putting another agreement with them in place.  We have entered into an agreement to sell the Biofrontera shares that we own and will receive a total of €4.4 million (approximately $5.9 million USD) from February to October 2007. At December 31, 2006, the Biofrontera shares were 77% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C – PROPERTY AND EQUIPMENT – NET

Property and equipment consists of the following at December 31, 2006:

Leased equipment under capital lease	$678,309
Furniture, fixtures and other equipment	1,374,322
Leasehold improvements	143,415
Subtotal	2,196,046
Less accumulated depreciation and amortization	(957,839)
Property and equipment - net	$1,238,207

Accumulated depreciation and amortization includes $210,744 of accumulated depreciation of leased equipment as of December 31, 2006.

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 amounted to $402,883 and $222,626, respectively.

NOTE D – IDENTIFIABLE INTANGIBLE ASSETS

Intangible assets are comprised of non-compete employment agreements, customer base and databases arising from the Trace Genetics, Inc. acquisition and technology rights from the Ellipsis and Kenna acquisitions.   We apply SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations.  SFAS 142 requires, among other things, an annual impairment test for goodwill and intangible assets with indefinite lives.  The non-goodwill intangibles we acquired are amortized using the straight-line method over their estimated useful lives.

We capitalized $93,402 of costs related to technology rights we had acquired in conjunction with the Ellipsis and Kenna acquisitions.  We are amortizing the remaining unamortized technology rights over a five-year life.

During 2006, we allocated the goodwill and intangibles that were recorded related to the Trace Genetics acquisition to non-compete employment agreements, customer base and databases.  The total amount of Trace Genetics intangible assets of $269,827 will be amortized over a three- to five-year period.  At December 31, 2006, our other intangible assets were as follows:

Technology Rights	$93,402
Non-compete agreements	185,298
Customer base	22,539
Databases	61,990
Total other intangibles	363,229
Accumulated Amortization	(138,125)
$225,104

The amortization of the intangible assets for the years ended December 31, 2006 and 2005, respectively, was $136,674 and $1,451.  The estimated amortization expense is $97,575 for 2007, $66,699 for 2008, $35,811 for 2009 and $25,019 for 2010.  We have evaluated the technology rights for impairment and believe there is no impairment of these technology rights at December 31, 2006.

NOTE E - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

Since our acquisition of DNAP Florida, we have incurred net operating losses for income tax purposes of approximately $34 million. These net operating loss carry forwards expire in various years through the year ended December 31, 2026, however because we have experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carry forwards is not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carry forwards and from other temporary differences is not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such assets due to the uncertainty of our realization of this benefit.

It will be very difficult for the Company to use the $6.4 million net operating loss related to 1999 because of our bankruptcy proceedings and changes in control, and various other matters.  It is included in the net operating loss above and in the deferred tax asset recorded on our balance sheet with a full valuation allowance against it.

At December 31, 2006, our non-current net deferred income tax assets (assuming an effective income tax rate of approximately 38%) consisted of the following:

Amounts
Non-current deferred income tax asset:
Net operating loss carry forwards	$12,863,000
Interest expense contingency	807,000
Bonus and deferred compensation accrual	321,000
Option expense	275,000
Research credit unused	208,000
Impairment of assets and fixed assets depreciation	131,000
Other	4,000
Total deferred income tax asset	14,609,000
Less valuation allowance	(14,609,000)
Net deferred income tax asset	$—

Differences between the federal benefit computed at a statutory rate and our effective tax rate and provision are as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Statutory benefit	$(4,198,000)	$(2,962,000)
State tax benefit, net of federal effect	(448,000)	(316,000)
Increase in deferred income tax valuation allowance	4,133,000	2,002,000
Intrinsic value of convertible debt and non-detachable warrants and discount on convertible debt	971,000	735,000
Derivative loss (gain), net	(480,000)	602,000
Non-deductible expenses	—	38,000
Other	22,000	(99,000)
	$—	$—

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

On February 18, 2004, the Convertible debenture and Warrant to Purchase Common Stock agreements were amended. If La Jolla does not convert at least 5% of the face value of the debenture and exercise at least 5% of the warrants in any particular calendar month, La Jolla may wire to us $375,000 less the dollar amount of warrants exercised in that month within five business days of the end of the month. Should La Jolla fail to wire us such funds, La Jolla shall not be entitled to collect interest on the debenture for that month. If breached more than once, then we may terminate the agreements with La Jolla and the debenture becomes due six months thereafter with accrued interest.  For any month the minimum payment was required to be paid and was not paid, La Jolla and us agreed for them to not fund the payment.

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

During 2006, La Jolla converted $7,368 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 110,512 shares of our common stock.  See Note I below for a further discussion of this conversion.

Dutchess October Note

On October 21, 2005, we issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on October 21, 2010 in conjunction with a note (the note was paid in full during 2006).  The shares of common stock underlying the debenture carry piggyback registration rights.  The debenture may be converted at Dutchess’ option at a conversion price equal to the lesser of 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or $0.013.

The discount on the $330,000 convertible debenture is being amortized to interest expense over the term of this note using the effective method.  Amortization during the year ended December 31, 2006 and 2005 amounted to $46,848 and $149, respectively.  At December 31, 2006, there was $283,003 of unamortized discount related to the debenture.

Dutchess December Note

On December 22, 2005, we issued to Dutchess a promissory note in the amount of $1,380,000.  The note was due and payable in full on December 15, 2006. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (see Note K below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).  The note was not paid in full as of December 31, 2006.  See Dutchess Notes Default discussion below.

In connection with the note issued to Dutchess a non-interest bearing convertible debenture in the amount of $330,000 payable on December 15, 2010.  The shares of common stock underlying the debenture carry piggyback registration rights.  The debenture may be converted at Dutchess’ option at a conversion price equal to the lesser of 75% of the lowest closing bid price during the 15 trading days prior to the conversion date or $0.022.  The discount recorded on the $330,000 convertible debenture is being amortized to interest expense over the term of this note using the effective method.  Amortization during the year ended December 31, 2006 and 2005 amounted to $43,062 and $114, respectively.  At December 31, 2006, there was $286,824 of unamortized discount related to the debenture.

Dutchess March 2006 Note

On March 6, 2006, we issued to Dutchess a promissory note in the amount of $1,500,000 for a purchase price of $1,200,000.  The note is due and payable in full on March 6, 2007. Other than the $300,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (See Note K below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

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

The discount of $391,400 to the debt instrument and $313,600 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.  Amortization during the year ended December 31, 2006 amounted to $346,980 on the note and $10,416 on the convertible debenture.  At December 31, 2006, there was $44,420 and $303,184 of unamortized discount related to the note and debenture, respectively.

Dutchess April 2006 Note

On April 17, 2006, we issued to Dutchess a promissory note in the amount of $1,470,000 for a purchase price of $1,175,000.  The note is due and payable in full on April 17, 2007. Other than the $295,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (See Note K below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

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

The discount of $378,185 to the debt instrument and $301,890 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.  Amortization during the year ended December 31, 2006 amounted to $268,617 on the note and $9,097 on the convertible debenture.  At December 31, 2006, there was $109,568 and $292,793 of unamortized discount related to the note and debenture, respectively.

Dutchess May 2006 Note

On May 18, 2006, we issued to Dutchess a promissory note in the amount of $1,300,000 for a purchase price of $1,000,000. The note is due and payable in full on May 18, 2007. Other than the $300,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (See Note K below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

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

The discount of $399,255 to the debt instrument and $320,820 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.  Amortization during the year ended December 31, 2006 amounted to $234,624 on the note and $5,191 on the convertible debenture.  At December 31, 2006, there was $164,631 and $315,629 of unamortized discount related to the note and debenture, respectively.

Dutchess June 2006 Note

On June 29, 2006, we issued to Dutchess a promissory note in the amount of $1,495,000 for a purchase price of $1,150,000.  The note is due and payable in full on June 29, 2007. Other than the $345,000 discount inherent in the purchase price, the note is non-interest-bearing. The note will be repaid using the proceeds of each put notice delivered by us to Dutchess under the September 2004 Investment Agreement (See Note K below). The required repayments under the note increase if we raise additional capital during the term of the note (other than capital raised under facilities in existence as of the date of the note).

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

The discount of $446,825 to the debt instrument and $362,000 to the convertible debenture is being amortized to interest expense over the term of this note using the effective interest method.  Amortization during the year ended December 31, 2006 amounted to $203,633 on the note and $4,856 on the convertible debenture.  At December 31, 2006, there was $243,192 and $357,144 of unamortized discount related to the note and debenture, respectively.

Dutchess Notes Default

If there is an event of default with any promissory note to Dutchess, Dutchess has the right to convert the residual amount to a convertible debenture which can convert into our common stock at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date.  At December 31, 2006, the Dutchess December Note was not paid when due.  Dutchess had the right to switch the residual amount of $581,158 on the Dutchess December Note to a three-year convertible debenture; however, they had not exercised this right at December 31, 2006 nor at the time this report was issued.

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  Dutchess has the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at December 31, 2006 nor at the time this report was issued.  At December 31, 2006, we recorded a default penalty accrual in the amount of $2,143,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that Dutchess could charge us and this estimate may change with time.

Dutchess Security Agreement

All of the Dutchess notes are secured by a security interest in substantially all of our assets.

Dutchess Investment Agreement

The Dutchess Investment agreement as described in Note K below expires in May 2007.  We are in discussions with Dutchess on a new agreement.

Note Payable

On August 17, 2006, we entered into a short-term loan agreement.  The amount of the loan was 100,000 euros ($127,715 USD), with an interest rate of 12% per annum and a maturity date of November 15, 2006.  This note was paid on October 27, 2006.

Line of Credit

During May 2006, we renewed our $50,000 line of credit for an additional year.  During July 2006, we borrowed $50,000 on our line of credit and it remained outstanding at December 31, 2006.  The annual interest rate is Prime rate plus 2%.  The line of credit expires on May 19, 2007.  The effective interest rate is 10%.

Clientis line of credit

On October 3, 2006, we entered into a line of credit with Clientis Ersparniskasse Erlinsbach bank.  The line of credit is for 400,000 Swiss Francs with an annual interest rate of 4%, and the line of credit terminates on October 6, 2007.  On October 3, 2006, we borrowed 400,000 Swiss Francs on the line of credit.  The amount borrowed on this line of credit was paid back during January 2007.

On October 26, 2006, we entered into a line of credit with Clientis Ersparniskasse Erlinsbach bank.  The line of credit is for 160,000 Euros with an annual interest rate of 5%, and the line of credit terminates on October 26, 2007.  On October 27, 2006, we borrowed 160,000 Euros on the line of credit.  The amount borrowed on this line of credit was paid back during January 2007.

Debt Maturities

The following is the debt maturities for the next five years for non-related party debt:

2007	$7,105,103
2008	-
2009	-
2010	660,000
2011	1,353,750
Total debt	9,118,853
Less discounts on debt	(2,404,024)
Current portion	(6,539,656)
Long term portion of debt	$ 175,173

NOTE G - NOTES PAYABLE TO RELATED PARTIES

At December 31, 2006, our notes payable to related party is $257,147 owed to our Chief Scientific Officer. The annual interest rate is 8% and is accrued throughout the loan term.  At December 31, 2006, we entered into a new note with him whereby the accrued interest of $19,066 was included in the principal of the note.  Interest during 2007 will accrue at 8%, and the accrued interest and note is due in a lump sum payment on December 31, 2007.   During 2006 this note was reduced by $300 for payments made on his behalf to third parties.

NOTE H – DERIVATIVE LIABILITIES

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

At December 31, 2006, the balance sheet caption derivative liabilities is comprised of recording the outstanding warrants at fair market value.  In accordance with EITF 00-19, we are required to record the outstanding warrants at fair market value if any financial instrument has a conversion feature that is indexed to our common stock that may potentially result in our having indeterminable shares.  The initial entry to record the derivative liability for these outstanding warrants is offset to paid-in capital.  At each subsequent reporting period, we continue to record these instruments at fair value as a derivative liability with any difference recorded as a gain or loss on derivatives in our Statement of Operations until such time as we do not have an instrument with indeterminate shares.  During the year ended December 31, 2006, we recorded a gain on derivative liabilities of $230,760 related to recording the warrants at fair value during this reporting period.  The outstanding warrants are exercisable for 29,189,043 shares of our common stock at December 31, 2006.

During 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

Fair value for option-based financial instruments is determined using the Black Scholes Pricing Model.

NOTE I - CERTAIN EQUITY TRANSACTIONS

Series A Convertible Stock

We have designated 50,000 shares of our preferred stock as Series A preferred stock, $0.01 par value.  The liquidation value is $10 per share.  Each share of Series A preferred stock had the right to one vote for each share of common stock into which such holder’s shares of Series A preferred stock could then be converted.  The Series A preferred stock holders had the right to convert on the first day of the month after the month in which a registration statement (other than a registration statement on Form S-4, Form S-8 or any successor form thereto) filed by us with the Securities and Exchange Commission became effective.  The other conversion dates were the first day of the fourth, seventh and tenth month after the month in which such registration statement became effective.  If on any conversion date, the conversion price was less than $0.025 per share, we were able to elect to defer the conversion date to the first day of the next month.  If, on such deferred conversion date, the conversion price was less than $0.025 per share, we could again defer the conversion date to the first day of the next month.  Upon such second deferred conversion date, the Series A preferred stock would be converted without further deferral.  Such conversion would be effected at our office or any transfer agent for such stock, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the original Series A preferred stock issue price by the conversion price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion.  The conversion price was the lesser of (i) eighty percent (80%) of the average of the five lowest daily volume weighted average prices of our common stock during the twenty (20) trading days prior to the conversion date, or (ii) eighty percent (80%) of the closing price of our common stock on the trading day prior to the conversion date.  Each share of Series A preferred stock not previously converted would automatically be converted, without the payment of additional consideration, into shares of common stock at the conversion price, as applicable, in effect on the date of and immediately prior to the last conversion date described above.

During July 2005, preferred stock shareholders converted 24,000 shares of our preferred stock into 1,538,462 shares of our common stock and on October 10, 2005, preferred stock shareholders converted 1,278 shares of our preferred stock outstanding to 960,902 shares of our common stock.  On January 11, 2006, the remaining 14,722 shares of our preferred stock outstanding were converted to 11,651,761 shares of our common stock.

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

Common Stock Issued for Stock Subscribed

During 2006, we issued 502,053 shares of our common stock that were issuable at December 31, 2005.

During 2005, we issued the 470,815 shares of our common stock that was issuable at December 31, 2004.

Conversion of Debenture and Exercise of Warrants

During 2006, La Jolla converted $7,368 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 110,512 shares of our common stock.  The combined transactions resulted in us issuing 10,182,249 shares of our common stock and we reduced the prepaid warrant account by $110,512.

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

Prepayment for Future Warrant Exercises

During 2006 and 2005, La Jolla had not converted at least 5% of the face value of the debenture and exercised at least 5% of the warrants for various months and we waived the minimum exercise requirement during this time.  In accordance with the La Jolla agreement, at December 31, 2006, we had $9,488 recorded as prepaid warrant exercises for the future exercise of warrants.

Consulting Agreement with Scientific Advisory Board Member

During 2006, we recorded $197 of expense for shares of our common stock in accordance with an agreement with a consultant.   We issued this consultant a total of 12,500 shares of common stock during 2006.  This was comprised of 2,500 shares at a quoted market price of $0.017 per share, 2,500 shares at a quoted market price of $0.019 per share, 2,500 shares at a quoted market price of $0.011 per share, 2,500 shares at a quoted market price of $0.023 per share and 2,500 shares at a quoted market price of $0.009 per share.

During 2005, we recorded $8,368 of expense for shares of our common stock in accordance with an agreement with a consultant.   We issued this consultant a total of 55,709 shares.  This was comprised of 2,500 shares at a quoted market price of $0.018 per share, 2,500 shares at a quoted market price of $0.021 per share, 24,315 shares at a quoted market price of $0.12 per share and 26,394 shares at a quoted market price of $0.203 per share.

Consulting Agreement with Marketing and Administrative Consultant

During 2006, we recorded $24,994 of consulting expense for 1,006,312 shares of our common stock.  These shares had quoted market prices of $0.022 to $0.025 per share.

During 2005, we recorded $20,720 of consulting expense for a total of 952,019 shares of our common stock.  These shares had a quoted market price of $0.022 per share.

Stock Bonus

During 2005, we issued 2,928,043 shares of our common stock to an employee as a sign on bonus.  These shares were valued at $41,870 based upon the quoted fair market value at the date of grant.  The $41,870 was recorded as compensation expense during 2005.

Dutchess Put Notices

On September 28, 2004, we entered into an investment agreement with Dutchess, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million ($30 million remaining at December 31, 2006).  This agreement expires in May 2007.  The Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice.  During 2006, we exercised put notices in accordance with our agreement and received $3,038,087 of cash proceeds ($3,033,802 cash proceeds net of cash offering costs) for which we issued 188,860,259 shares of our common stock to Dutchess.  For the year ended 2006, proceeds totaling $3,018,851 from these puts were used to reduce the notes payable outstanding with Dutchess.

During 2005, we exercised put notices in accordance with our agreement and received $1,802,651 of cash proceeds, net of $10,109 of cash stock issuance costs for which we issued 78,912,356 shares of our common stock to Dutchess. During 2005, proceeds totaling $1,559,991 from these puts were used to reduce the notes payable outstanding with Dutchess.

Investor Relations Agreement

During 2006, we recorded $49,500 of consulting expense for 2,750,000 shares of our common stock.  These 2,750,000 shares were valued at quoted market price of $0.018.  At December 31, 2006, these 2,750,000 shares were not issued and were recorded in Common Stock Subscribed.

On February 22, 2006, we entered into an investor relations agreement with an investor relations firm to increase investor awareness of our Company.  For these services, we paid $75,000 and issued 2 million shares of our common stock.  The 2 million shares of common stock was valued at quoted market price of $0.027 for a value of $53,600 which was expensed to administrative expense over the three-month term of the agreement.

On August 25, 2006, we entered into a six-month investor relations agreement with an investor relations firm to increase investor awareness of our Company.  For these services, we issued 6,250,000 shares of our common stock and agreed to issue an additional 6,250,000 shares at the three-month anniversary of the agreement.  The 6,250,000 shares of common stock that was issued was valued at quoted market price of $0.013 for a value of $81,250 which is being expensed to administrative expense over three months.  The additional 6,250,000 shares was valued at a  quoted market price of $0.0074 for a value of $46,250 and are being amortized over the remaining three months of the agreement of which $23,125 was recorded as deferred consulting at December 31, 2006.  Also, at December 31, 2006, 6,250,000 shares of our common stock had not been issued and are recorded in Common Stock Subscribed.

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

Settlement Agreement

On September 13, 2006, we settled litigation with Lonnie Bookbinder who had claimed additional compensation from us.  In the settlement agreement, we agreed to issue 1.5 million shares of our common stock and pay $115,000 of cash to him.  We recorded a settlement expense of $133,000 during the third quarter of 2006.  The 1.5 million shares of common stock were valued at a quoted market price of $0.012 and issued during 2006.  We paid him $50,000 of cash during 2006.  During 2007, we owed him a remaining $65,000 of cash of which we paid him $40,000 and issued him 2.7 million shares of our common stock.

Intrinsic Value of Convertible Debt

During the nine months of 2006, we recorded $110,074 for the intrinsic value of our convertible incentive debentures.

Warrants

At December 31, 2006 we had warrants outstanding to purchase our common stock with the following terms:

# of Shares	Exercise Price	Expiration Date
3,654,488	$1.0000	11/24/2007
181,819	$0.4400	4/9/2008
17,075	$0.6560	3/31/2009
92,751	$0.5180	6/30/2009
21,029	$0.3340	9/30/2009
370,370	$0.2700	9/30/2009
129,264	$0.2420	12/31/2009
313,079	$0.1920	12/31/2009
232,883	$0.1380	3/31/2010
250,002	$0.4000	6/16/2010
546,427	$0.0878	6/30/2010
5,714,286	$0.0175	9/24/2010
2,697,545	$0.0159	12/31/2010
314,380	$0.0444	9/30/2010
1,516,640	$0.0176	12/31/2010
1,722,452	$0.0214	3/31/2011
116,364	$0.0110	3/31/2011
645,039	$0.0176	6/30/2011
9,090,909	$0.0110	9/24/2011
545,203	$0.0114	9/30/2011
152,524	$0.0100	9/30/2011
864,514	$0.0073	12/31/2011
29,189,043

During 2006, we granted a five-year warrant to purchase 9,090,909 shares of our common stock for consulting services preformed.  This warrant has an exercise price of $0.011 and was valued at a fair value of $94,851 using the Black Scholes Pricing Model.  At December 31, 2006, $71,138 was recorded as deferred consulting.

During 2006, warrants to purchase 4,046,096 shares of common stock were granted to Athena as a fee for their services at a range of exercise prices from $0.0073 to $0.0214 and expire five years from the grant date.  These warrants were valued at a fair value of $65,285 based upon the Black-Scholes model.  These were recorded as stock issuance costs.

During 2005, we granted a five-year warrant for 5,714,286 shares of our common stock for consulting services performed.  This warrant has an exercise price of $0.0175 and was valued at a fair value of $95,306 based upon the Black-Scholes model.  This will be expensed over the service period of the agreement.

During 2005, we granted a five-year warrant for 370,370 shares of our common stock for consulting services performed.  This warrant has an exercise price of $0.27 and was valued at a fair value of $139,030 based upon the

Black-Scholes model.  This was expensed over the service period of the agreement.

During 2005, warrants to purchase 5,055,102 shares of common stock were granted to Athena as a fee for their services at a range of exercise prices from $0.0159 to 0.138 and expire five years from the grant date.  These warrants were valued at a fair value of $108,371 based upon the Black-Scholes model.  These were recorded as stock issuance costs.

Employee Stock Options and Awards

See Note A for a discussion of the employee stock option plan.

NOTE J – OTHER COMMITMENTS AND CONTINGENCIES

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

In addition, we have agreed to compensate this entity for any merger and acquisition services provided. In addition to billings on a time and expense basis, this compensation shall include a success fee equal to a percentage of any transaction value.   At December 31, 2006, $60,000 of consulting expense was accrued for services provided from this firm. On January 22, 2007, this agreement was replaced with a new agreement.  See Note L below.

Consultant Agreement with Member of Our Scientific Advisory Board

During May 2005, we entered into a one-year agreement with our Scientific Advisory Board member, to continue collaboration with us to develop commercial tests for genetic ancestry and particular physical phenotypes.  We have agreed to compensate this consultant with quarterly payments of $4,000 and 2,500 shares of our common stock. The term of this agreement is one year with automatic renewals each year unless either party provides written notice of its intent not to renew within thirty days prior to the annual anniversaries of this agreement.  During May 2005, we also entered into a license agreement with this consultant.  This license will remain in force in perpetuity as long as we are not in default of the agreement.  We agreed to provide the consultant with royalties of 2.5% of the net revenues derived from a product and any subsequent versions of the products developed with his help.

For the services performed by this member for being on the Scientific Advisory Board, we have a commitment to issue 2,500 shares of our common stock each year through 2007.

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

In exchange for the license, we paid Beth Israel a $25,000 signing fee and agreed to make certain milestone payments linked to their progress in developing marketable products from the licensed technology. The total of payments, if all milestones are reached, is $2,150,000. The milestone payments are nonrefundable. Up to $200,000 of this amount is creditable against future royalties. In addition to the milestone payments, we must also pay Beth Israel an annual royalty of 4% of the net sales of all products developed from the licensed technology. A minimum royalty payment of $100,000 a year is due upon the commencement of commercial sales in any territory worldwide.  At December 31, 2006, we had paid $25,000 which was expensed as research and development costs.

Collaborative Research Agreement with Beth Israel

Effective July 1, 2006, we entered into a Sponsored research agreement with Beth Israel Deaconess Medical Center, Inc. to provide four researchers to us to conduct certain research work related to our EPO research.  The total cost per the amended agreement is $593,436.  At December 31, 2006 we had paid $98,906 of this cost and had recorded $197,812 of accounts payable.

Consulting Agreement with Dr. Arthur Sytkowski

Effective August 1, 2006, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel to consult on the development of a new, more potent and longer acting form of EPO.  Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology.  The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000 and will be recorded as research and development costs. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.  At December 31, 2006 we had paid $10,000 of this cost and had recorded accounts payable of $65,000 for contract payments and $8,872 for expenses.

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

We are obligated to pay the licensor a two percent (2%) quarterly royalty fee on the net sales of products covered by the license. Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties. Additionally, the license requires progress payments of up to $275,000 upon the successful development and approval of licensed products. The license's initial five (5) year term is supplemented by options capable of extending the license term for up to twenty years. At December 31, 2006, we had recorded $25,000 of accounts payable.

Research Sponsorship Agreement

Effective January 1, 2006, we entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences for sponsored research in connection with the synthesis and testing of certain compounds as possible human medications for drug abuse, attention deficit hyperactivity disorder, and depression.  We had previously licensed exclusive rights to the compounds from a researcher on October 25, 2005 under an exclusive licensing agreement.  The sponsored research and development payments total $300,000 and will be paid in monthly installments of $25,000 over one year.  We will acquire all intellectual property associated with the research results.  At December 31, 2006, we had paid $175,000 and recorded $125,000 of accounts payable.

Research Sponsorship and License Agreement with Harvard Medical School

On January 24, 2006, we entered into an exclusive research sponsorship and license agreement with Harvard College.  The license provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications.  The sponsored research payments total approximately $2.5 million and will be paid in quarterly installments of approximately $208,333 over approximately three years.  At December 31, 2006, we have paid $576,621 and recorded $288,310 of accounts payable.  We have been given notice of default by Harvard which stated that we must pay a substantial portion of the outstanding balance by the end of February 2006, or Harvard may exercise their right of termination of the agreement.

Under the license we have the exclusive right to develop market and sell products and services derived from the research.  We will owe royalties of six percent on the net sales of products and services covered by this license and thirty percent of all non-royalty sublicense income.  We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012.  We are obligated to make annual license maintenance fees of $250,000 through the license term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments.  Additionally, we paid a fee of approximately $100,000 for previously incurred patent costs and are responsible for paying the costs associated with patent expenses during the license term.  At December 31, 2006, we had recorded $38,987 of accounts payable related to patent costs.  These costs were expensed as research and development costs during 2006.

KBI BioPharma Service Agreement

During late March 2006, we entered into a services agreement with KBI BioPharma for the production development of our Erythropoietin (“EPO”) product.  The total estimated price is $2,840,000.  At December 31, 2006, we had paid approximately $576,000 of this cost.  This research and development contract is recorded to expense as each payment is made.  At December 31, 2006 we had recorded accounts payable of $816,671.  KBI has placed this project on hold awaiting payment of the amounts owed.

Operating Lease Commitments

On August 1, 2006, we entered into a five-year agreement beginning October 1, 2006 to lease 7,500 square feet for our Sarasota, Florida location at $72,000 per year plus common area maintenance charges.  The lease escalates annually based upon the consumer price index.

During September 2006, we amended our lease for our Richmond, California location as the lease was expiring.  Beginning October 1, 2006, the rent is $102,300 per year for 3,550 square feet with a termination date of February 29, 2009.

Our operating facility lease for Toronto, Canada expires April 30, 2008.  The payments are approximately $76,598 Canadian dollars for basic rent and common area maintenance or approximately $76,598 for each of the next two years and $25,533 Canadian dollars during 2008.  The conversion rate from Canadian dollars to US dollars at December 31, 2006 is approximately 0.86.

Rent expense amounted to $246,137 and $104,850 for the years ended December 31, 2006 and 2005, respectively.

Obligations under Capital Leases

We have capitalized rental obligations under leases of equipment. The obligations, which mature in 2007 through 2012, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are:

2007	$249,192
2008	18,406
2009	5,153
2010	5,153
2011	5,153
After 2011	2,149
Total minimum lease payments	285,206
Less amount representing interest	(24,022)
Present value of net minimum lease payments	261,184
Less current portion	(230,588)
$30,596

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

NOTE K - INVESTMENTS

Dutchess Agreement

Effective September 28, 2004, we entered into an Investment Agreement (the “Dutchess Agreement”) and a Registration Rights Agreement with Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership (the "Investor"). Pursuant to the Dutchess Agreement, the Investor has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period from the May 2007 filing date of the first registration statement.

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

The obligation of the Investor to purchase under the Dutchess Agreement is contingent upon our filing and having declared effective a registration statement registering the resale of the shares by the Investor. Simultaneously, the parties entered into a Registration Rights Agreement requiring us to file such a registration statement. In addition, we are not permitted to provide a notice, and the Investor is not obliged to purchase any shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment. This facility expires in May 2005.

Ovarian Cancer Samples

We entered into an agreement to acquire ovarian cancer samples.  The maximum amount due for these samples is $40,000.  At December 31, 2006, we had accrued for $8,000 of this cost.

NOTE L- SUBSEQUENT EVENTS

Dutchess Put Notices

From January 1 to March 8, 2007, we exercised put notices in accordance with our agreement with Dutchess and received $554,762 of cash proceeds for which we issued 42,203,331 shares of our common stock to Dutchess. We used $470,590 of these proceeds as principal payments on our note payable with Dutchess.

Investment Banking Agent Agreements

Effective February 1, 2006, we engaged Athena Capital Partners, Inc. (“Athena”) to assist us in our long-term financial planning efforts, including our efforts to raise debt and/or private equity capital.  This agreement expires on January 31, 2008.  Pursuant to the agreement, we have granted Athena authorization to act as our agent (on a best efforts basis) in the following investment banking activities:  private placement of securities, merger and acquisition assistance, debt financing and other services. As consideration for such services, we have agreed to compensate Athena as follows:

•

Upon closing of a private placement transaction a fee of 10% for the first $5 million, 8% of the next $5 million, 7% of the next $5 million, 6% of the next $5 million and 5% on any amounts that exceed $20 million.

•

Upon closing a debt financing, a transaction fee of 5% of the first $2 million, 3% of the next $3 million and 2.5% of the next $15 million and 2% of any amounts that exceed $20 million.

•

Upon closing a mergers and acquisition transaction, a transaction fee of $5% of the first $10 million, 4% of the next $10 million and 3% of the next $30 million and 2% of any amounts that exceed $50 million.

In addition, we have agreed to compensate Athena for consulting fees of $15,000 per month beginning September 1, 2006 and ending August 31, 2007 and $5,000 per month for the five months thereafter.  In addition to billings on a time and expense basis, this compensation shall include a success fee equal to a percentage of any transaction value.

Filings with the SEC and Related Agreements

On February 16, 2007, we filed an S-8 registration statement for 40.7 million shares to pay certain legal fees and research payments in common stock shares and to issue 2.7 million shares in place of a $25,000 settlement payment we owed.   On February 16, 2007 we amended a settlement agreement whereby we agreed to pay 2.7 million shares of our registered common stock in place of $25,000 settlement payment we owed.   On February 15, 2007, we entered into an agreement to pay certain legal fees with up to 8,000,000 shares of our registered common stock.  On March 1, 2007, we entered into an agreement to pay certain consulting services with up to 30,000,000 shares of our registered common stock.  The conversion price for both agreements is determined by averaging the low price of the DNAPrint common stock for three days prior to the invoice date and then discounting 15%.  The invoice amount will be divided by the conversion price to equal the number of shares to issue.

On February 12, 2006, our SB-2 registration statement for 105,281,228 common stock shares was declared effective by the SEC.

Sale of Marketable Equity Securities Available-For-Sale

During January 2007, we sold 50,000 shares of Biofrontera stock for proceeds of $644,000.  On February 15, 2007, we sold the remaining 373,324 shares of Biofrontera stock which were recorded as marketable equity securities available-for-sale on the Consolidated Balance Sheet.  We will receive a total of 4,443,240 euros (approximately $5.9 million USD) for these shares; which will be paid 500,000 euros per month beginning February 2007 through September 2007 with the remaining 443,240 euros paid during October 2007.  During 2007, we will record a realized gain of approximately $4.4 million and reduce our unrealized gain and unrealized gain on currency exchange recorded in accumulated other comprehensive income on the balance sheet by approximately $5.8 million.  We have a right to buy back these Biofrontera shares on or prior to October 31, 2007 at a price of 16.13 euros per share.  If we elect the option to buy back the shares, the purchase price would be placed into an escrow account and the other party would have until March 31, 2008 to deliver the shares.  These shares would then have a lock-up and couldn’t be sold until after October 31, 2008.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods  specified  in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

Change in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The response to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated by reference.

Item 10. Executive Compensation.

The response to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated by reference.

Item 12. Certain Relationships and Related Transactions.

The response to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Exhibits.

NUMBER

DESCRIPTION

3.1 Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB, filed March 29, 2006, and incorporated herein by reference).

3.2 Bylaws (included as exhibit 3.2 to the Form 10-KSB, filed March 29, 2006, and incorporated herein by reference).

4.1 Form of Warrant agreement between the Company and Athena Capital Partners, Inc. and certain partners (included as exhibit 10.33 to the Form 10-KSB filed March 30, 2004, and incorporated herein by reference).

4.2 Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

4.3 Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

4.4 Convertible Debenture Agreement between the Company and La Jolla Cove Investors, Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

4.5 Warrant Agreement between the Company and La Jolla Cove Investors, Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

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

4.11 Purchase Agreement by and among the Company, tbg Technologie-Beteiligungs-Gesellschaft mbH and Biofrontera AG (included as Exhibit 10.50 to Form S-2, filed July 15, 2005, and incorporated herein by reference).

4.12 Put Option Agreement by and among the Company, Heidelberg Innovation BioScience Venture II GmbH & Co. KG and Heidelberg Innovation Parallel-Beteiligungs GmbH & Co. KG a.A. (included as Exhibit 10.51 to Form S-2, filed July 15, 2005 and incorporated herein by reference).

4.13 Asset Purchase Agreement between the Company and Ellipsis Biotherapeutics Corporation, dated November 8, 2005 (included as Exhibit 10.1 to Amendment to Form 8-K filed March 6, 2006, and incorporated herein by reference).

10.1 Supply and License Agreement between the Company and Orchid Biosciences, Inc., dated September 15, 2000 (included as Exhibit 10.4 to the Form 8-K filed November 6, 2000, and incorporated herein by reference).

10.2 Agreement and Plan of Exchange between the Company and its Shareholders and Catalyst Communications, Inc., dated November 6, 2000 (included as exhibit 10.5 to the Form 8-K filed November 6, 2000, and incorporated herein by reference).

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

10.7 Funding Agreement by and among the Company Tony Frudakis, George Frudakis, Carl Smith III, and Richard Craig Hall, dated February 22, 2002 (included as Exhibit 10.16 to the Form 10-KSB, filed April 9, 2002, and incorporated herein by reference).

10.8 Performance Stock Agreement between the Company and Tony Frudakis dated November 30, 2001 (included as Exhibit 10.17 to the Form 10-KSB, filed April 9, 2002, and incorporated herein by reference)

10.9 Consulting Agreement between the Company and Mark Shriver, dated June 12, 2002 (included as Exhibit 10.20 to the Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.10 Letter of Commitment from Mark Shriver to the Company's Scientific Advisory Board (included as Exhibit 10.21 to the Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.11 Service Agreement between the Company and Altura, LLC, dated April 15, 2002 (included as Exhibit 10.23 to the Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.12 License Agreement between the Company and Penn State Research Foundation (included as Exhibit 10.24 to the Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

10.13 Amendment to Consulting Agreement between the Company and Genbiomics, LLC, dated May 31, 2002, (included as Exhibit 10.27 to Form 10-QSB, filed August 14, 2002, and incorporated herein by reference).

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

10.19 Research Collaboration Agreement between the Company and the H. Lee Moffitt Cancer Center and Research Institute, Inc. (included as Exhibit 10.44 to Form 10-QSB file May 14, 2004, and incorporated herein by reference).

10.20 Joint Venture Framework Agreement between the Company and Biofrontera Pharmaceutical GmbH (included as Exhibit 10.48 to Form 8-K, filed October 4, 2004, and incorporated herein by reference).

10.22 Letter Agreements between the Company and La Jolla Cove Investors, Inc. (included as Exhibit 10.29 to Form S-2, filed December 15, 2003, and incorporated herein by reference).

10.23 Letter Agreement between the Company and The Wall Street Group, Inc., dated September 30, 2004 (included as Exhibit 10.44 to Form S-2/A, filed December 30, 2004, and incorporated herein by reference).

10.24 Loan Agreement between the Company and Biofrontera AG, dated December 29, 2004 (included as Exhibit 4.1 to Form 8-K filed January 5, 2005, and incorporated herein by reference).

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

10.27 Promissory Note issued by the Company to Dutchess Private Equities Fund II, L.P., dated June 5, 2005 (included as Exhibit 10.52 to Form S-2, filed July 15, 2005, and incorporated herein by reference).

10.28 Promissory Note issued by the Company to Dutchess Private Equities Fund II, L.P., dated August 1, 2005 (included as Exhibit 10.1 to Form 10-QSB, filed August 15, 2005, and incorporated herein by reference).

10.29 Financial Consulting Agreement between the Company and Market Pulse, LLC, dated August 19, 2005 (included as Exhibit 10.1 to Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

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

10.33 Promissory Note issued by the Company to Dutchess Private Equities Fund, L.P., dated November 18, 2005 (included as Exhibit 10.33 to the Form 10-KSB filed March 29, 2006, and incorporated herein by reference).

10.34 Financial Consulting Agreement between the Company and Market Pulse, LLC, dated November 21, 2005 (included as Exhibit 10.34 to the Form 10-KSB filed March 29, 2006, and incorporated herein by reference).

10.35 Promissory Note issued by the Company to Dutchess Private Equities Fund II, L.P., dated December 22, 2005 (included as Exhibit 10.35 to the Form 10-KSB filed March 29, 2006, and incorporated herein by reference).

10.36 Research Sponsorship and License Agreement between the Company and Harvard College, dated January 19, 2006 (included as Exhibit 10.1 to Form 8-K filed January 27, 2006, and incorporated herein by reference).

10.37 Research Sponsorship Agreement between the Company and Massachusetts College of Pharmacy and Health Sciences, dated January 31, 2006 (included as exhibit 10.37 to the Form 10-KSB filed March 29, 2006, and incorporated herein by reference).

10.38 Financial Consulting Agreement between the Company and Market Pulse, LLC, dated February 22, 2006 (included as Exhibit 10.38 to the Form 10-KSB filed March 29, 2006, and incorporated herein by reference).

10.39 Promissory Note issued by the Company to Dutchess Private Equities Fund, L.P., dated March 13, 2006 (included as Exhibit 10.39 to the Form 10-KSB filed March 29, 2006, and incorporated herein by reference).

10.40 Security Agreement given by the Company in favor of Dutchess Private Equities Fund, L.P., dated March 13, 2006 (included as Exhibit 10.40 to the Form 10-KSB filed March 29, 2006, and incorporated herein by reference).

10.41 Placement Agent Agreement by and among the Company, Athena Capital Partners, Inc. and Dutchess Private Equities Fund, L.P., dated October 1, 2004 (included as Exhibit 10.41 to the Form SB-2 filed April 10, 2006, and incorporated herein by reference).

10.42 Promissory Note issued by the Company to Dutchess Private Equities Fund, L.P., dated April 18, 2006 (included as Exhibit 10.42 to the Form 8-K filed April 24, 2006, and incorporated herein by reference).

10.43 Services Agreement between the Company and KBI BioPharma, Inc., dated May 8, 2006 (included as Exhibit 10.43 to the Form 8-K filed May 12, 2006, and incorporated herein by reference).

10.44 Promissory Note issued by the Company to Dutchess Private Equities Fund, L.P., dated May 19, 2006 (included as Exhibit 10.44 to the Form 8-K filed May 25, 2006, and incorporated herein by reference).

10.45 Promissory Note issued by the Company to Dutchess Private Equities Fund, II, L.P., dated June 30, 2006 (included as exhibit 10.45 to the Form 8-K filed July 7, 2006, and incorporated herein by reference).

10.46 Sponsored Research Agreement between the Company and Beth Israel Deaconess Medical Center, Inc., dated July 1, 2006 (included as Exhibit 10.46 to the Form 8-K filed July 7, 2006, and incorporated herein by reference).

10.47 Consulting Services Agreement between the Company and Dr. Arthur Sytkowski, dated August 1, 2006 (included as Exhibit 10.47 to the Form 8-K filed August 7, 2006, and incorporated herein by reference).

10.48 Lease Agreement between the Company and Yonkers Investments, Inc., dated June 30, 2006 (included as Exhibit 10.48 to the Form 8-K filed August 7, 2006, and incorporated herein by reference).

10.49 Agreement between the Company and Designated Marketing, LLC, dated August 29, 2006 (included as Exhibit 10.49 to the Form 8-K filed September 5, 2006, and incorporated herein by reference).

10.50 Credit Agreement between the Company and Clientis Ersparnisbank Erlinsbach, Erlinsbach dated October 6, 2006 (filed herewith).

10.51 Credit Agreement between the Company and Clientis Ersparnisbank Erlinsbach, Erlinsbach, dated October 26, 2006 (filed herewith).

10.52 Amendment to Settlement Agreement and Release by and among the Company, Lonnie L. Bookbinder and Genbiomics, LLC, dated February 14, 2007 (included as exhibit 10.3 to the Form S-8 filed February 16, 2007, and incorporated herein by reference).

10.53

Letter Agreement between the Company and Athena Capital Partners, Inc., dated January 22, 2007 (filed herewith).

10.54

Letter Agreement between the Company and Amy M. Trombly, dated February 16, 2007 (included as exhibit 10.2 to the Form S-8 filed February 16, 2007, and incorporated herein by reference).

10.55

Stock agreement between the Company and Matchmakers Consulting AG, dated February 15, 2007 (filed herewith).

10.56

Letter Agreement between the Company and Arthur Sytkowski, dated March 1, 2007 (filed herewith).

21.1 Subsidiaries of the Company (filed herewith).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

The response to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNAPrint Genomics, Inc.

Date: March 15, 2007	By: /s/ Richard Gabriel
Richard Gabriel, CEO, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Gabriel	CEO/President Director,	March 15, 2007
Richard Gabriel

/s/ Karen L. Surplus	CFO/Principal Accounting Officer	March 15, 2007
Karen L. Surplus

/s/ Hector Gomez	Director	March 15, 2007
Hector Gomez

/s/ Tony Frudakis	Director	March 15, 2007
Tony Frudakis