Form 10QSB
period 2007-03-31
DNAPRINT GENOMICS INC
filed 2007-05-14
CIK 1127354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C.  20549

FORM 10-QSB

(X)

Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

(    )

Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

Commission File Number: 0-31905

DNAPrint Genomics, Inc.
(Exact name of registrant as specified in charter)

Utah	59-2780520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 West University Parkway, Sarasota, FL 34243
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

State the number of shares outstanding of each of the issuer's classes of common equity as of April 27, 2007. 552,782,878 shares

Transitional Small Business Disclosure Format: YES (    )     NO (X)

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and the period December 10, 1998 (date of inception) to March 31, 2007	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and the period December 10, 1998 (date of inception) to March 31, 2007	7
	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Securities Holders	30
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

PART I  FINANCIAL INFORMATION

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

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

DNAPrint Genomics, Inc.

(A Developmental Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$269,345	$594,681
Accounts receivable (net of allowance for doubtful accounts of $13,556 and $7,500 for 2007 and 2006, respectively)	211,929	74,573
Receivable from sale of investment	4,591,560	-
Inventory, raw material	129,735	96,432
Deferred financing costs	20,865	60,857
Prepaid expenses and other current assets	95,120	53,541
Marketable equity securities, available for sale	-	7,903,053
Total current assets	5,318,554	8,783,137
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $1,065,695 and $957,839 for 2007 and 2006, respectively)	1,132,352	1,238,207
OTHER ASSETS:
Intangibles (net of accumulated amortization of $162,218 and $138,125 for 2007 and 2006, respectively)	201,011	225,104
Other assets	23,170	23,128
Total Other Assets	224,181	248,232
TOTAL	$6,675,087	$10,269,576
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,021,332	$3,010,329
Accrued expenses	119,889	199,518
Deferred revenue	157,301	177,775
Accrued compensation expense	1,105,309	963,679
Line of credit	50,000	50,000
Notes payable at fair market value (net of discount of $200,705 and $561,811 for 2007 and 2006, respectively )	5,145,258	6,299,659
Convertible debentures (net of discount of $-0- and $3,635 for 2007 and 2006, respectively)	201,250	239,997
Notes payable to related party	257,147	257,147
Capital lease obligation – current	177,486	230,588
Derivative liabilities	245,526	202,250
Accrued default penalties	1,729,500	2,143,500
Total current liabilities	12,209,998	13,774,442
Capital lease obligation – long-term	16,880	30,596
Convertible debentures – long-term at fair market value (net of discount of $1,811,936 and $1,838,577 for 2007 and 2006, respectively)	201,814	175,173
Total liabilities	12,428,692	13,980,211

Contingencies and commitments (See Note J below)	-	-

(Continued)

DNAPrint Genomics, Inc.

(A Developmental Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	March 31, 2007	December 31, 2006
	(Unaudited)
STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A
Series A convertible preferred stock, 50,000 shares authorized; 40,000 shares issued, -0- outstanding; $10 per share liquidation value	-	-
Common stock, $.01 par value, 1,500,000,000 shares authorized; 537,933,964 and 458,178,982 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,379,340	4,581,791
Common stock subscribed (9,000,000 shares at December 31, 2006)	-	90,000
Additional paid-in capital	31,556,075	31,444,514
Accumulated other comprehensive income	181	5,787,784
Prepaid warrant exercises	-	9,488
Deferred stock compensation and consulting	(47,426)	(94,263)
Deficit incurred prior to development stage	(7,427,422)	(7,427,422)
Deficit accumulated during the development stage	(35,214,353)	(38,102,527)
Total stockholders’ deficit	(5,753,605)	(3,710,635)
TOTAL	$6,675,087	$10,269,576

See notes to consolidated financial statements.

DNAPrint genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			December 10, 1998
	For the Three months ended March 31,		(Date of Inception) to
	2007	2006	March 31, 2007
SALES	$701,013	$678,399	$6,175,724
COST OF SALES	514,698	533,177	4,257,129

Gross Profit	186,315	145,222	1,918,595

OTHER OPERATING EXPENSES:
Research and development	1,111,592	1,950,274	18,306,757
Selling, general and administrative	520,525	781,720	14,479,131
Total other operating expenses	1,632,117	2,731,994	32,785,888

LOSS FROM OPERATIONS	(1,445,802)	(2,586,772)	(30,867,293)

OTHER INCOME (EXPENSES):
Interest expense	(25,537)	(11,726)	(1,580,205)
Debt default penalties	414,000	-	(1,729,500)
Intrinsic value of convertible debt and non-detachable warrants and debt discount amortization	(391,381)	(1,070,779)	(5,425,734)
Interest income	-	-	16,185
Amortization of deferred financing fees	(39,992)	(75,176)	(634,839)
Sale of option to Orchid Biosciences	-	-	353,090
Loss on disposal of investments	-	-	(349,006)
Gain (loss) on derivative contracts, net	(31,981)	974,124	(366,435)
Gain on sale of investments available-for-sale	4,370,780	-	4,765,553
Settlement expense	-	-	(285,437)
Foreign currency gain (loss)	38,087	81	34,199
Other expenses	-	-	(481,157)
Total other income (expenses) - net	4,333,976	(183,476)	(5,683,286)

NET INCOME (LOSS)	$2,888,174	$(2,770,248)	$(36,550,579)

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$(0.01)	$(0.42)
Diluted	$0.00	$(0.01)	$(0.42)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	495,586,572	282,425,147	86,318,655
Diluted	732,603,528	282,425,147	86,318,655

See notes to consolidated financial statements.

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period December 10, 1998 (Date of Inception)
	March 31, 2007	March 31, 2006	to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,888,174	$(2,770,248)	$(36,550,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	107,855	100,060	1,406,506
Provision for bad debts	5,972	-	17,710
Impairment of assets	-	-	254,434
Debt default penalties	(414,000)	-	1,729,500
Gain on sale of investments available for sale	(4,370,780)	-	(4,765,553)
Loss on disposal of investments	-	-	11,772
Loss on disposal of property and equipment	-	-	5,039
Loss (gain) on foreign currency transaction	(38,087)	-	(34,199)
Loss (gain) on derivative contracts, net	31,981	(974,124)	366,435
Amortization of deferred stock compensation and consulting	46,837	69,352	1,995,722
Amortization of deferred compensation	-	-	919,792
Amortization of deferred financing fees	39,992	75,176	634,839
Amortization of intangible assets	24,092	61,735	160,766
Common stock issued for interest expense on related party notes payable	-	-	1,300,378
Common stock issued for reorganization/court order	-	-	343,000
Common stock issued for services	100,482	29,895	2,515,289
Common stock issued for bankruptcy settlement	-	-	28,080
Stock issued for settlement	-	-	170,437
Fair market value of options granted to employees	-	-	19,858
Intrinsic value of the convertible debt and non-detachable warrants and amortization of debt discount	391,381	1,070,779	5,425,734
Stock-based compensation	-	-	1,943,906
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in receivables	(143,328)	(183,764)	143,687
(Increase) decrease in inventory	(33,303)	207,567	(119,187)
Decrease (increase) in prepaid expenses and other assets	(41,347)	94,696	(1,028,551)
(Decrease) increase in accounts payable, deferred revenue and accrued liabilities	157,445	132,693	4,331,281
NET CASH USED IN OPERATING ACTIVITIES	(1,246,634)	(2,086,183)	(18,773,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,000)	(99,070)	(1,347,539)
Loan to Biofrontera	-	-	(193,683)
Investment in Biofrontera	-	-	(2,274,702)
Payoff of Biofrontera loan	-	-	202,380
Proceeds from sale of Biofrontera shares	1,950,883	-	2,505,521
Proceeds from disposal of property and equipment	-	-	10,100
Net bankruptcy adjustment	-	-	511,274
NET CASH USED IN INVESTING ACTIVITIES	1,948,883	(99,070)	(588,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock issuance costs	606,567	1,842,606	14,422,784
Proceeds from issuance of Series A convertible preferred stock, net of stock issuance costs	-	-	272,535

(Continued)

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Three Months Ended	For the Three Months Ended	For the Period December 10, 1998 (Date of Inception)
	March 31, 2007	March 31, 2006	to March 31, 2007
Prepayment for future warrant exercises, net	-	-	120,000
Proceeds from notes payable – related parties	-	-	1,613,916
Collections from stock subscriptions	-	-	836,960
Proceeds from line of credit, net	-	-	50,000
Proceeds from settlement with Tampa Bay Financial	-	-	272,383
Advances from Tampa Bay Financial, net	-	-	384,581
Principal payments on capital lease obligations	(66,816)	(56,571)	(742,144)
Proceeds from convertible debenture and notes payable, net of costs	-	1,076,925	9,142,019
Repayments of notes payable	(1,568,148)	(1,843,331)	(6,146,990)
Repayments of notes payable, related parties	-	-	(596,283)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,028,397)	1,019,629	19,629,761
Effect of exchange rate changes on cash	812	(1,597)	2,137
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(325,336)	(1,167,221)	269,345
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	594,681	1,806,646	-
CASH AND CASH EQUIVALENTS, END OF PERIODS	$269,345	$639,425	$269,345
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$20,464	$7,063	$181,049
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscriptions receivable arising from acquisition of DNAPrint Genomics, Inc. (Florida)	$-	$-	$1,000,000
Common stock issued for related party notes payable	$-	$-	$1,211,322
Accrued interest paid through increasing related party note	$-	$-	$75,747
Unrealized loss on long-term investments	$-	$-	$(222,443)
Common stock issued for land subsequently swapped for investment in Heroes, Inc.	$-	$-	$2,000,000
Dividends paid in stock of Heroes, Inc.	$-	$-	$(1,988,228)
Common stock issued for reorganization/court order arising from conversion of claim to stock	$-	$-	$(2,905,500)
Conversion of Tampa Bay Financial advances to stock	$-	$-	$453,331
Equipment leased under capital lease	$-	$-	$721,678
Deferred compensation on grants of stock options	$-	$-	$925,350
Deferred compensation reduced for stock options cancelled	$-	$-	$(190,833)
Stock (issued)/to be issued for deferred compensation	$-	$-	$2,588,250
Debenture converted into common stock	$5,716	$2,000	$512,084
Common stock issued for satisfaction of accrued expenses	$108,152	$-	$416,017
Warrants issued for stock issuance costs, notes payable fees and consulting	$11,295	$56,191	$1,713,211
Intrinsic value of convertible debt and non-detachable warrants and debt discount	$-	$705,000	$8,983,975
Acquisition of Trace Genetics, Inc., Kenna Technologies, Inc. and the assets of Ellipsis Biotherapeutics, Inc. for common stock and warrants	$-	$-	$490,283
Implementation of SFAS 155, adjustment to beginning retained earnings which was offset to derivative liabilities or redeemable shares	$-	$3,324,454	$3,324,454
Conversion of preferred stock to common stock	$-	$235,513	$235,618
Preferred stock issued for satisfaction of accrued expenses	$-	$-	$110,000
Unrealized gain and currency exchange gain on equity investment available-for-sale	$(5,788,216)	$-	$-
Receivable recorded for sale of equity investment	$5,838,417	$-	$5,838,417
Derivative liability for warrants, convertible feature of preferred stock and convertible feature for certain convertible debt reclassed from equity due to SFAS 133 derivative indeterminate shares	$-	$916,505	$916,505

See notes to consolidated financial statements

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint Genomics, Inc. (“DNAP Utah”) was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences.  In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint Genomics, Inc. a Florida corporation (“DNAP Florida”).  On June 17, 2005, we acquired Trace Genetics, Inc. (“Trace Genetics”).   DNAP Florida and Trace Genetics specialize in the research and development of genomic products and provide scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets.  On October 6, 2005 we formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine.  On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. (“Kenna”).  Kenna develops software and related technologies for building computational models that mimic complex biological systems.   On November 30, 2005, we acquired certain assets of a Canadian company which are used in our drug and diagnostic discovery business.  We formed Ellipsis Biotherapeutics Corporation (“Ellipsis”) a Toronto-based corporation to acquire these assets.   As a result of these acquisitions, the accompanying consolidated financial statements include the accounts of DNAP Utah and all of its wholly-owned operating subsidiaries (collectively referred to as “we”, “us”, “our”, “DNAP”). All significant intercompany accounts and balances have been eliminated in consolidation.

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2007 and 2006, and the period December 10, 1998 through March 31, 2007, (b) the financial position at March 31, 2007, and (c) cash flows for the three-month periods ended March 31, 2007 and 2006, and the period December 10, 1998 through March 31, 2007, have been made.

The unaudited condensed consolidated interim financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB.  Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made herein are adequate to make the information contained herein not misleading.  The accompanying condensed consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB.

The results of operations and cash flows for the three-month period ended March 31, 2007 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2007.

Stock-Based Employee Compensation

Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.

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

The following information is presented for the non-vested stock options for the three month ended March 31, 2007:

Three Months ended
March 31, 2007
	Number of Shares	Weighted Avg. Grant-date Fair Value
Non-vested stock options at beginning of period	-	$-
Forfeited during the period	-	$-
Vested during the period	-	$-
Granted during the period	-	$-
Non-vested stock options at end of period	-	$-

The following information is presented for the stock option activity for the three months ended March 31, 2007:

	Three months ended March 31, 2007
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006:	64,827,644	$0.04
Granted	-	$-
Forfeited	-	$-
Outstanding at March 31, 2007	64,827,644	$0.04	8.5 years	$-
Outstanding exercisable at March 31, 2007	64,827,644	$0.04	8.5 years	$-

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 173%, risk-free interest rates of 4.67%, and expected lives of 5 years.   There were no options granted during the first quarter of 2007.

During the three months ended March 31, 2006, we recognized compensation expense of $4,843 for the fair value of stock options over the vesting period.  Due to our net loss position, there was no tax effect recognized.  There was no impact on our net loss per share for this additional expense.  No compensation expense was recognized for the three months ended March 31, 2007.

No options were exercised during 2006 and 2007.

At March 31, 2007, we have no unrecognized compensation costs related to non-vested awards.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We have implemented this FASB beginning January 1, 2007.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a negative working capital of approximately $6,891,444 and accumulated deficit during the development stage of $35,214,353 at March 31, 2007, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We plan to raise additional capital for the research and development of our pharmacogenomics products.  We anticipate that the funding we expect to receive from the put notices to Dutchess, the sale of the equity investments available-for-sale and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.  However, the rate of progression on the research and development will depend on our ability to raise additional capital.  Additionally, at March 31, 2007, we are in default of our notes payable with Dutchess and are delinquent on lease payments, certain payments on research and development agreements and certain accounts payable.   There can be no assurance that we will be able to raise additional capital or that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements.  We sold the Biofrontera shares that we owned and are scheduled to receive a total of €3.4 million (approximately $4.6 million USD) from April to October 2007. At March 31, 2007, the receivable from sale of investments was 69% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C – INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three-month period ended March 31, 2006 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in this period is the same as the basic weighted average common shares outstanding.  At March 31, 2006, the potential common stock shares that are issuable upon the exercise of warrant and options of 85,037,478 and conversion of debt to common stock of estimated 84,021,380 which may dilute future earnings per share totaled 169,058,858.

Common stock equivalents used to compute our diluted earnings per share for the three-month period ended March 31, 2007 were 2,658,522 for warrant and options and 234,358,433 for the conversion of debt to common stock which totaled 237,016,955.  There were 80,894,645 common stock equivalents that were not in the money during the three-month period ended March 31, 2007 and thus are not included in the number of shares used to compute the diluted earnings per share calculation at March 31, 2007.

The number of common stock shares the convertible notes could be converted into was estimated using the conversion price at March 31, 2007 or March 31, 2006 as applicable.  The conversion price varies based upon the price of our common stock.

NOTE D – NOTES PAYABLE AND CONVERTIBLE DEBT

Dutchess Notes Default

If there is an event of default with any promissory note to Dutchess, Dutchess has the right to convert the residual amount to a convertible debenture which can convert into our common stock at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date.  At March 31, 2007, the Dutchess March 2006 Note was not paid when due.  Dutchess has the right to switch the residual amount of $1,080,963 on the Dutchess March 2006 Note to a three-year convertible debenture; however, they had not exercised this right at March 31, 2007 nor at the time this report was issued.

We are in default of each of the Dutchess Notes that are outstanding due to not making the minimum principal payments.  Dutchess has the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at March 31, 2007 nor at the time this report was issued.  At March 31, 2007, we recorded a default penalty accrual in the amount of $1,729,500 for these potential liquidated damages which was $414,000 lower than the $2,143,500 recorded at December 31, 2006 as the December 2005 Note was paid off during the first quarter of 2007.  This is an estimate based upon the maximum amount that the Dutchess documents purport to give Dutchess the right to charge us and this estimate may change with time.

Dutchess Investment Agreement

Effective March 30, 2007, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, Ltd.  Pursuant to the Agreement, Dutchess committed to purchase our common stock up to an aggregate purchase price of $10 million over a five-year period. The Dutchess Agreement provides that, from time to time, we may deliver a notice to Dutchess. Such notices will state the dollar amount of common stock that we desire Dutchess to purchase subject to the limits in the Investment Agreement. Upon receipt of a put notice, Dutchess is obligated to purchase from us during the relevant pricing period shares having an aggregate purchase price equal to at our election, either: (A) Two hundred percent of the average daily volume (U.S. market only) of our common stock for the ten trading days prior to the applicable Put Notice Date, multiplied by the average of the three daily closing bid prices immediately preceding the Put Date, or (B) $600,000 times the average of the lowest closing bid prices of our common stock during the specified pricing period. Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 93% of the lowest closing bid price of the common stock during the five trading days after the notice.

The obligation of Dutchess to purchase under the Dutchess Agreement is contingent upon us having an effective registration statement registering the resale of the shares by Dutchess. In addition, we are not permitted to provide a notice, and Dutchess is not obliged to purchase any shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment.  On April 10, 2007, we filed an SB-2 registration statement to register 150,000,000 shares for Dutchess under this agreement which is under review by the Securities and Exchange Commission.

NOTE E – OTHER EQUITY TRANSACTIONS

Dutchess Put Notices

On September 28, 2004, we entered into an investment agreement with Dutchess.  The 2004 Dutchess agreement provides that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice.  During the three months ended March 31, 2007, we exercised put notices in accordance with our agreement and received $594,523 of cash proceeds for which we issued 45,228,095 shares of our common stock to Dutchess.  For the three months ended March 31, 2007, $376,890 of proceeds from these puts were used to reduce the notes payable outstanding with Dutchess and the remaining proceeds were used for operating capital.

Conversion of Debenture and Exercise of Warrants

During the first three months of 2007, La Jolla converted $5,716 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 85,733 shares of our common stock.  The combined transactions resulted in our issuing 9,868,374 shares of our common stock, we received $75,000 of cash and we reduced the prepaid warrant account by $9,488.

Stock Subscribed

During the three months ended March 31, 2007, we issued 90,000 shares of our common stock that were issuable at December 31, 2006.

Settlement Agreement

On February 16, 2007 we amended a settlement agreement.   Under the amended settlement agreement, in lieu of a $25,000 settlement payment that we were obliged to make, we agreed to issue 2.7 million shares of our common stock and to register the resale of such stock.  Those shares were registered in an S-8 during the first quarter.

Stock Issued in Payment of Certain Legal, Consulting fees and Accrued Interest

On February 15, 2007, we entered into an agreement to pay certain legal fees with up to 8,000,000 shares of our registered common stock.  During the three months ended March 31, 2007, we issued 1,380,630 shares of our common stock as payment of $8,035 accounts payable and $13,779 of legal services.  These shares had a quoted market price of $0.016 per share.

On March 1, 2007, we entered into an agreement to pay certain consulting services with up to 30,000,000 shares of our registered common stock.  During the three months ended March 31, 2007, we issued 11,468,027 shares of our common stock as payment of $73,872 accounts payable and $86,680 of consulting services.  These shares had a quoted market price of $0.014 per share.

NOTE F - COMMITMENTS

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

•

Upon closing a merger or acquisition transaction, a transaction fee of 5% of the first $10 million, 4% of the next $10 million and 3% of the next $30 million and 2% of any amounts that exceed $50 million.

In addition, we have agreed to compensate Athena for consulting fees of $15,000 per month beginning September 1, 2006 and ending August 31, 2007 and $5,000 per month for the five months thereafter.

Dutchess Note payments

Approximately 40% of the proceeds from the sale of the Biofrontera shares are required to be used to pay down the principal payment of the Dutchess notes.

NOTE G - CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings.  While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business or on our consolidated financial position or on our results of operations.

NOTE H – SUBSEQUENT EVENTS

Dutchess Put Notices

From April 1, to April 27, 2007, we exercised put notices in accordance with our agreement with Dutchess and received $128,839 of cash proceeds for which we issued 15,828,914 shares of our common stock to Dutchess. We used all of these proceeds to pay principal payments on our notes payable with Dutchess.

Line of Credit

During April 2007, our $50,000 line of credit was renewed with an expiration of May 19, 2008.

Employment Agreements

On April 27, 2007, we and our wholly-owned subsidiary, DNAPrint Pharmaceuticals, Inc., entered into employment agreements with Richard Gabriel, the chief executive officer of both companies.  These agreements are effective immediately and continue in force until June 30, 2008, with automatic renewal terms of one year unless either party provides notice that they do not intend to renew at least 180 days prior to the expiration of the agreements.  Either party may terminate the agreement without cause on 30 days’ written notice, subject to our obligation to make the severance payments described below if we terminate the agreement without cause.  Pursuant to the employment agreements, we granted Mr. Gabriel options to purchase twenty million shares of our common stock at an exercise price of $0.01 per share.  The options vest in eight equal monthly installments over the first eight months of the term of the agreements so long as Mr. Gabriel continues to be employed.  The options expire on April 26, 2017.  The agreements also provide for 30 days of vacation annually, customary expense reimbursement and a two-year covenant not compete.  The agreements also provide for certain severance payments in the event of a termination without cause.  If either employment agreement is terminated without cause other than within two years after a change of control, Mr. Gabriel’s base salary and benefits will be continued for three years after termination, and all then-outstanding stock option grants will immediately become vested.  If the termination without cause occurs within two years after the occurrence of a change of control, Mr. Gabriel is entitled to a lump sum payment equal to four times his base salary, as well as continuation of benefits and acceleration of vesting of option grants.  In addition, for one year after such a termination, he has the right to require us to repurchase any of our stock acquired by him under a stock grant or option.  The purchase price for the repurchase would be the average of the closing sale prices of our stock for the 30 trading days ending on the date prior to the date of the change in control.  Under the agreements, Mr. Gabriel is entitled to receive an annual salary of $300,000 from our wholly-owned subsidiary, of which $210,000 is to be paid currently in cash, and 30%, or $90,000 per year, is to be accrued and paid at a time selected by our board of directors, but not later than upon termination of employment.

On April 27, 2007, we from our wholly-owned subsidiary, entered into employment agreements with Dr. Tony Frudakis, the chief scientific officer of both companies. These agreements are effective immediately and continue in force until June 30, 2008, with automatic renewal terms of one year unless either party provides notice that they do not intend to renew at least 180 days prior to the expiration of the agreements.  Either party may terminate the agreement without cause on 30 days’ written notice, subject to our obligation to make the severance payments described below if we terminate the agreement without cause.  Pursuant to the employment agreements, we granted Dr. Frudakis options to purchase twenty million shares of our common stock at an exercise price of $0.01 per share.  The options vest in eight equal monthly installments over the first eight months of the term of the agreements so long as Dr. Frudakis continues to be employed.  The options expire on April 26, 2017.  The agreements also provide for 30 days of vacation annually, customary expense reimbursement and a two-year covenant not compete.  The agreements also provide for certain severance payments in the event of a termination without cause.  If either employment agreement is terminated without cause other than within two years after a change of control, Dr. Frudakis’ base salary and benefits will be continued for three years after termination, and all then-outstanding stock option grants will immediately become vested.  If the termination without cause occurs within two years after the occurrence of a change of control, Dr. Frudakis is entitled to a lump sum payment equal to four times his base salary, as well as continuation of benefits and acceleration of vesting of option grants.  In addition, for one year after such a termination, he has the right to require us to repurchase any of our stock acquired by him under a stock grant or option.  The purchase price for the repurchase would be the average of the closing sale prices of our stock for the 30 trading days ending on the date prior to the date of the change in control.  Under the agreements, Dr. Frudakis is entitled to receive an annual salary of $240,000 from our wholly-owned subsidiary, of which $168,000 is to be paid currently in cash, and 30%, or $72,000 per year, is to be accrued and paid at a time selected by our board of directors, but not later than upon termination of employment.

On April 27, 2007, we from our wholly-owned subsidiary, entered into employment agreements with Dr. Hector Gomez, the chief medical officer of both companies. These agreements are effective immediately and continue in force until June 30, 2008, with automatic renewal terms of one year unless either party provides notice that they do not intend to renew at least 180 days prior to the expiration of the agreements.  Either party may terminate the agreement without cause on 30 days’ written notice, subject to our obligation to make the severance payments described below if we terminate the agreement without cause.  Pursuant to the employment agreements, we granted Dr. Gomez options to purchase twenty million shares of our common stock at an exercise price of $0.01 per share.  The options vest in eight equal monthly installments over the first eight months of the term of the agreements so long as Dr. Gomez continues to be employed.  The options expire on April 26, 2017.  The agreements also provide for 30 days of vacation annually, customary expense reimbursement and a two-year covenant not compete.  The agreements also provide for certain severance payments in the event of a termination without cause.  If either employment agreement is terminated without cause other than within two years after a change of control, Dr. Gomez’ base salary and benefits will be continued for three years after termination, and all then-outstanding stock option grants will immediately become vested.  If the termination without cause occurs within two years after the occurrence of a change of control, Dr. Gomez is entitled to a lump sum payment equal to four times his base salary, as well as continuation of benefits and acceleration of vesting of option grants.  In addition, for one year after such a termination, he has the right to require us to repurchase any of our stock acquired by him under a stock grant or option.  The purchase price for the repurchase would be the average of the closing sale prices of our stock for the 30 trading days ending on the date prior to the date of the change in control.   Under the agreements, Dr. Gomez is entitled to receive an annual salary of $288,000 from our wholly-owned subsidiary, of which $201,600 is to be paid currently in cash, and 30%, or $86,400 per year, is to be accrued and paid at a time selected by our board of directors, but not later than upon termination of employment.

On April 27, 2007, we entered into an employment agreement with Karen Surplus, our chief financial officer.  The agreement is effective immediately and continues in force until June 30, 2008, with automatic renewal terms of one year unless either party provides notice that they do not intend to renew at least 180 days prior to its expiration.  Either party may terminate the agreement without cause on 30 days’ written notice, subject our obligation to make the severance payments described below if we terminate the agreement without cause.  Under the agreement, Ms. Surplus is entitled to receive an annual salary of $200,000, of which $140,000 is to be paid currently in cash, and 30%, or $60,000 per year, is to be accrued and paid at a time selected by our board of directors, but not later than upon termination of employment.  In addition, pursuant to the employment agreement, we have granted Ms. Surplus options to purchase four million shares of our common stock at an exercise price of $0.01 per share.  The options vest in eight equal monthly installments over the first eight months of the term of the agreement so long as Ms. Surplus continues to be employed.  The options expire on April 26, 2017.  The agreement also provides for 30 days of vacation annually, customary expense reimbursement and a two-year covenant not to compete.  The agreement also provides for certain severance payments in the event of a termination without cause.  If the employment agreement is terminated without cause other than within two years after a change of control, Ms. Surplus’ base salary and benefits will be continued for one year after termination, and all then-outstanding stock option grants will immediately become vested.  If the termination without cause occurs within two years after the occurrence of a change of control, Ms. Surplus is entitled to a lump sum payment equal to four times her base salary, as well as continuation of benefits and acceleration of vesting of option grants.  In addition, for one year after such a termination, she has the right to require us to repurchase any of our stock acquired by her under a stock grant or option.  The purchase price for the repurchase would be the average of the closing sale prices of our stock for the 30 trading days ending on the date prior to the date of the change in control.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in our most recent Annual Report on Form 10-KSB, as well as the factors discussed in this Form 10-QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

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

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2006 and March 31, 2007 and the financial statements for the three months ended March 31, 2007 and 2006 included with this Form 10-QSB.

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

Asset Impairment

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Management estimates the fair value and the estimated future cash flows expected. Any changes in these estimates could impact whether there was impairment and the amount of the impairment. Since we are in the development stage, we do not have much history to determine our estimated cash flows. If we do not meet our targeted cash flows for our services and if the estimated disposition of the equipment is lower, this could result in a write-down of our equipment. Our equipment is very specialized equipment related to genomics research, and there probably would not be a large demand for our used equipment. The amount of our net fixed assets is the amount of the maximum risk if our assumptions were not correct. Each year the assets will have higher depreciation and the maximum risk will decrease correspondingly.

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

Summary

Although we have been in existence for a number of years, we continue to be a development company while we develop products for introduction to the pharmacogenomics market.  We continue to devote substantially all of our efforts to initiating and developing our planned principal operations in our pharmacogenomics products. We generate revenues in our consumer, forensic and genotyping services, but these services have not yet resulted in the generation of significant revenues. Our revenue for the first quarter of 2007 increased slightly over the same period in 2006.  Our pharmacogenomics products are still in development, thus we do not have any revenues from these future products.

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

We entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. Under the Harvard license agreement, we have the exclusive right to develop market and sell products and services derived from the research.  We have been given notice of default by Harvard which stated that we must pay a substantial portion of the outstanding balance by the end of February 2007, or Harvard may exercise their right of termination of the agreement.  We are currently operating under a schedule that requires us to pay them $100,000 per month.  At March 31, 2007 we owed them $269,329.

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

Our plan of operations for the ensuing twelve months includes efforts to: 1) increase sales of our existing products and services; 2) introduce new and expanded products and services in the consumer and forensic markets; 3) promote our genotyping services while continuing to concentrate on research and development for both our existing products and our anticipated pharmacogenomic products and services.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues and Cost of Sales

During the three months ended March 31, 2007 and 2006, revenues were $701,013 and $678,399, respectively. A $22,614 increase in revenues for the first quarter of 2007 compared to the same quarter from the prior period is a 3% increase.  In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $157,301 as of March 31, 2007.  Deferred revenue is recorded when a prepaid or billed order has been received, but all the services have not been completed as of March 31, 2007. The majority of the deferred revenue will be recognized as revenue during 2007.

The increase of $22,614 in revenues for the three months ended March 31, 2007 compared to the same period in the prior year is mainly the result of our EuroDNA™ revenues increasing by $58,222, our Ancient DNA revenues increasing $51,725 our MtDNA™ revenues increasing $18,956, Y SNP revenues increasing $4,023, and forensics revenue increasing $1,200.  These increases were offset by a decrease of genotyping services revenues of $92,071 and AncestryByDNA 2.5 revenues decreasing by $11,879 and lower other income of $7,562 compared to the same period in the prior year.

Genotyping sales were generated primarily through one customer during 2007.  The decrease of genotyping services of $92,071 during the first quarter of 2007 compared to the same period in 2006 was the result a large project completed during the first quarter of 2006.  One of our customers accounted for 27% of our total revenue during the first quarter of 2007.

During the three months ended March 31, 2007 compared to the same period in 2006, sales of our consumer services increased by $121,047.  This is due to a large project from our Ancient DNA division and increased awareness and interest in genealogy. We have been featured in several articles and television spots which has resulted in an increase in sales of our consumer products during this period.  We currently contract with distributors who also sell our consumer products as well as advertise on the Internet and in paper-based publications (i.e. through Google and Family Tree magazine) to grow sales of our consumer products.  Our consistent sales come through our distributors.  We will also continue to pursue adding distributors to increase our sales volume of our consumer products. One of our distributors accounted for 23% of our total revenue during the first three months of 2007.

During the three months ended March 31, 2007 compared to the same period in 2006, sales of our forensic services increased by $1,200.  We continue to market our forensic services that we have to offer, but have focused our marketing efforts on our consumer products as the forensic sales are typically sold by referrals.

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

During the three months ended March 31, 2007 compared to the same period in 2006, cost of sales decreased by $18,479. The cost of sales as a percentage of revenue was 73% and 79% for the three months ended March 31, 2007 and 2006, respectively.  Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research and Development Expenses

During the three months ended March 31, 2007 compared to the same period in the prior year research and development (R&D) expenses decreased $838,682.  The decrease of $838,682 in R&D during the first quarter of 2007 compared to the same quarter in the prior year resulted primarily from approximately $495,000 of lower costs invested in our EPO project, approximately $116,000 of lower costs invested in our diabetes project, approximately $22,000 of lower costs invested in post operative nausea and vomiting project, $107,000 of lower costs invested in samples and approximately $99,000 of lower costs invested in direct materials.

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

We entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. In exchange for his services,  we pay Dr. Sytkowski $10,000 a month,  five annual incentive payments of $25,000 each, and certain  milestone  payments totaling $125,000 linked to our progress under  the Beth  Israel  license  in  developing  marketable  products  from the licensed EPO  technology.  The milestone payments will be reduced - dollar for dollar - to the extent Dr.  Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.  At March 31, 2007 we had a remaining commitment of $265,000.  On March 1, 2007, we entered into a letter agreement with Dr. Sytkowski whereby he agreed to accept shares of our common stock in lieu of payments due under the consulting agreement.

During late March 2006, we entered into a service agreement with KBI BioPharma for services to be provided totaling $2,840,000 of which $576,372 has been paid and $816,671 has been accrued.  KBI will provide us services for the production development of EPO.  KBI has placed this project on hold awaiting payment of the amounts owed.

During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research. This project will cost approximately $600,000. At December 31, 2006 we had a remaining commitment of approximately $420,000 remaining of which approximately $271,000 is accrued.

We entered into an exclusive licensing agreement with Dr.  Mark  Froimowitz  to  develop a series of  compounds targeting the clinical development of enhanced pharmaceuticals   for  the  treatment  of  drug  addiction,   ADHD  and depression.  We are obligated to pay the licensor a 2% quarterly royalty fee on the net sales of products covered by the license.  Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties.  Additionally,  the license  requires  progress  payments  of up to  $275,000  upon  the  successful development and approval of licensed  products.  The license’s initial five-year term is supplemented by options capable of extending the license term for up to twenty years.  At March 31, 2007 we had a remaining commitment of $400,000 of which $25,000 is accrued.

We entered into an exclusive research sponsorship and license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The remaining sponsored research payments total approximately $1.7 million and will be paid in monthly installments of approximately $70,000.  We have accrued for $269,329 of these costs at March 31, 2007.

Under the Harvard license agreement, we have the exclusive right to develop, market and sell products and services derived from the research. We must pay Harvard a 6% royalty on the net sales of products and services covered by the license and 30% of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the Harvard license agreement term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments.  We have been given notice of default by Harvard which stated that we must pay a substantial portion of the outstanding balance by the end of February 2007, or Harvard may exercise their right of termination of the agreement.

We entered into a research sponsorship agreement with the Massachusetts College of Pharmacy and Health Sciences, under the supervision of Dr. Mark Froimowitz.  We have $50,000 of payments to the Massachusetts College of Pharmacy and Health Sciences remaining for this research work and it is accrued for at March 31, 2007.

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

Selling, general and administrative expenses decreased $261,195 for the first quarter of 2007 compared to the first quarter of 2006.  The selling, general and administrative expenses decrease of $261,195 was primarily the result of decreased advertising, marketing materials and investor relations costs of approximately $99,000 and reduced legal expenses of approximately $86,000. The remaining decrease of approximately $76,000 is mainly due reduced administrative costs.

Interest Expense

During the three months ended March 31, 2007, we recognized an increase of $13,811 of interest expense compared to the same period in the prior year.  The increase in interest expense is due mainly to a loan payable that was not outstanding during first quarter 2006 but was outstanding during for part of first quarter 2007.

Debt Default Penalties

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  The Dutchess documents purport to give Dutchess the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at March 31, 2007 nor at the time this report was issued.  At March 31, 2007, we had accrued $1,729,500 for these potential liquidated damages which was $414,000 lower than the accrual at December 31, 2006 as we had paid off the December 2005 Dutchess note.  This is an estimate based upon 30% of the face value of remaining unpaid Dutchess notes and this estimate may change with time.

Intrinsic Value of Convertible Debt and Non-detachable Warrants and Debt Discount Amortization

We recorded interest expense of $391,381 and $1,070,779 pertaining to the intrinsic value of convertible debt and non-detachable warrants and debt discount amortization during the three months ended March 31, 2007 and 2006, respectively.  We expect this expense to continue during 2007 at a lower rate than compared to 2006 as we amortize the debt discount on our notes payable

.

Amortization of Deferred Financing Fees

During the three months ended March 31, 2007 and 2006, we expensed $39,992 and $75,176, respectively of deferred financing fees related to the La Jolla debenture and Dutchess notes.  We expect this expense to continue during 2007 as we have funded our operating cash flows through notes payable with Dutchess.

Gain (loss) on Derivative Contracts, Net

During the three months ended March 31, 2007 and 2006, we recorded a loss on derivative liabilities of $31,981 and $71,567, respectively related to recording the warrants at fair value during these periods.

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

Gain on Sale of Investments Available-For-Sale

During the first quarter of 2007 we recorded a gain of $4,370,780 related to the sale of the remaining shares of our investment in Biofrontera.   During January 2007, we sold 50,000 shares of Biofrontera stock for proceeds of $644,000.  On February 15, 2007, we sold the remaining 373,324 shares of Biofrontera stock which were recorded as marketable equity securities available-for-sale on the Consolidated Balance Sheet.  These shares were sold for a total of 4,443,240 euros (approximately $5.9 million USD).  We have received 1,000,000 euros at March 31, 2007 and the remaining balance will be paid 500,000 euros per month from April 2007 through September 2007 with the remaining 443,240 euros paid during October 2007.  We have a right to buy back these Biofrontera shares on or prior to October 31, 2007 at a price of 16.13 euros per share.  If we elect the option to buy back the shares, the purchase price would be placed into an escrow account and the other party would have until March 31, 2008 to deliver the shares.  These shares would then have a lock-up and couldn’t be sold until after October 31, 2008.

Foreign Currency Gain (Loss)

During the three months ended March 31, 2007 and 2006, we recorded a foreign currency gain of $38,087 and $81, respectively.  The foreign currency amounts are related mainly to some transactions at our Canadian subsidiary and some note payable transactions that were in a foreign currency.

Liquidity and Capital Resources

General

During the first quarter of 2007, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the first quarter of 2007 was $1,246,634.  We also had principal payments on capital lease obligations of $66,816 and purchases of computer equipment of $2,000.  The resulting cash shortfall was financed primarily through the sale of the Biofrontera investment which provided proceeds of $1,950,883.  We paid back $1,568,148 of notes payable which was financed by the sale of the Biofrontera shares and by the Dutchess puts.  The proceeds from common stock of $606,567, net of stock issuance costs resulted from the Dutchess puts and La Jolla exercise of some of their warrants.

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

As discussed in the research and development expenses section above, we will continue to have increased research and development costs during 2007 and beyond.  See the discussion in the development expenses section above for the specifics of these costs and discussions of our current strategic alliances.

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

Dutchess 2004 Investment Agreement

On September 28, 2004, we entered into an Investment Agreement with Dutchess Private Equities Fund, pursuant to which Dutchess has committed to purchase our common stock up to an aggregate purchase price of $35 million over a two-year period beginning May 2005 when the first registration statement was effective.  This agreement expires in May 2007.

The Dutchess Agreement provides that we from time to time may deliver a notice to Dutchess that will state the dollar amount of common stock that we desire it to purchase. The maximum amount permitted pursuant to any such notice is $600,000, and we can give approximately three such notices per month. Upon receipt of the notice, Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 96% of the average of the two lowest closing bid prices of the common stock during the five trading days after the notice. We are not permitted to provide a notice to Dutchess, and Duchess is not obliged to purchase any of our shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment.  In accordance with the outstanding notes we issued to Dutchess, we are required to use 100% of the proceeds from these puts as payment on the notes unless we get Dutchess approval to use the funds for another purpose.

Dutchess Default

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  Dutchess has the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at March 31, 2007 nor at the time this report was issued.  At March 31, 2007, we had accrued $1,729,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that Dutchess could charge us and this estimate may change with time.

Dutchess 2007 Investment Agreement

Effective March 30, 2007, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, Ltd.  Pursuant to the Agreement, Dutchess committed to purchase our common stock up to an aggregate purchase price of $10 million over a five-year period. The Dutchess Agreement provides that, from time to time, we may deliver a notice to Dutchess. Such notices will state the dollar amount of common stock that we desire Dutchess to purchase subject to the limits in the Investment Agreement. Upon receipt of a put notice, Dutchess is obligated to purchase from us during the relevant pricing period shares having an aggregate purchase price equal to at our election, either: (A) Two hundred percent of the average daily volume (U.S. market only) of our common stock for the ten trading days prior to the applicable Put Notice Date, multiplied by the average of the three daily closing bid prices immediately preceding the Put Date, or (B) $600,000 times the average of the lowest closing bid prices of our common stock during the specified pricing period. Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice at a purchase price equal to 93% of the lowest closing bid price of the common stock during the five trading days after the notice.

The obligation of Dutchess to purchase under the Dutchess Agreement is contingent upon us having an effective registration statement registering the resale of the shares by Dutchess. In addition, we are not permitted to provide a notice, and Dutchess is not obliged to purchase any shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment.  On April 10, 2007, we filed an SB-2 registration statement to register 150,000,000 shares for Dutchess under this agreement which is under review by the Securities and Exchange Commission.

Sale of Biofrontera Shares

During February 2007, we reached an agreement to sell the remaining shares of Biofrontera stock. We are scheduled to receive 500,000 Euros per month from February 2007 through September 2007 and 443,240 euros in October 2007.  Approximately 40% of these proceeds are required to be used to pay on the Dutchess debt.

Overview

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a negative working capital of approximately $6,891,444 and accumulated deficit during the development stage of $35,214,353 at March 31, 2007, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We plan to raise additional capital for the research and development of our pharmacogenomics products.  We anticipate that the funding we expect to receive from the put notices to Dutchess, the sale of the equity investments available-for-sale and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.  However, the rate of progression on the research and development will depend on our ability to raise additional capital.  Additionally, at March 31, 2007, we are in default of our notes payable with Dutchess and are delinquent on lease payments, certain payments on research and development agreements and certain accounts payable.   There can be no assurance that we will be able to raise additional capital or that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements.  We sold the Biofrontera shares that we owned and expect to receive a total of €3.4 million (approximately $4.6 million USD) from April to October 2007. At March 31, 2007, the receivable form sale of investments was 69% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

We have issued securities, including our convertible debentures and our convertible preferred stock which was converted into our common stock. In addition, our Investment Agreements with Dutchess requires us, in order to raise capital from it, to sell our common stock to it at a continuously adjustable conversion price at a discount to the trading price of our common stock. As we draw down advances under the Investment Agreements with Dutchess and more of our common stock is sold pursuant thereto, the market price of our common stock could decrease significantly and make further advances impractical or impossible during time periods in which we may need to raise capital to fund our operations and market and sell our products and services. In addition, the issuance of our common stock upon exercise or conversion of our other securities may create a downward pressure on the market price of our common stock.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we have no off-balance sheet arrangements.

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

ITEM 1.  Legal Proceedings

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

ITEM 2.  Unregistered Sales of Equity Securities

During the first quarter of 2007, we issued 45,228,095 shares of common stock in conjunction with the Investment Agreement with Dutchess Private Equities Fund, II, L.P., and received $594,523 of cash proceeds.

On March 31, 2007, we granted Athena warrants to purchase 1,303,590 shares of common stock as consideration for Athena’s investment banking services.  The warrants have an exercise price of between $0.0092 to $0.0131 per share and expire five years from the grant date. These warrants were valued at $11,295 based upon the Black Scholes Pricing Model.

On March 30, 2007, we issued Mark Shriver, a consultant, a total of 2,500 shares of our common stock in exchange for product services valued at $23.

On January 10, 2007, we issued to Seacoast Financial, LLC, a consultant company, a total of 2,750,000 shares of our common stock in exchange for investor relation services valued at $49,500.

On February 14, 2007, we issued to Designated Marketing, LLC, a consultant company, a total of 6,250,000 shares of our common stock in exchange for investor relation services valued at $46,250.

On February 19, 2007, we issued to Lonnie Bookbinder, a former consultant, a total of 2,700,000 shares of our common stock in exchange for $25,000 we owed him in accordance with a settlement agreement

On March 13, 2007, we issued to Arthur J. Sytkowski, a consultant, a total of 11,468,027 shares of our common stock in exchange for $160,552 we owed him for his consulting services of which $73,872 had been recorded as accounts payable.

On March 19, 2007, we issued to Trombly Business Law, our legal counsel, a total of 1,380,630 shares of our common stock in exchange for $21,814 we owed for legal services of which $8,035 had been recorded as accounts payable.

On March 26, 2007, we issued to La Jolla, in conjunction with the convertible debenture, a total of 107,356 shares of our common stock in exchange for $1,245 we owed for accrued interest.

During the first quarter of 2007, we issued 9,868,374 shares of common stock in conjunction with the convertible debenture and warrants with La Jolla and received $75,000 of cash proceeds, reduced the prepaid warrant account by $9,488 and converted $5,716 of convertible debentures.

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

ITEM 3.  Defaults upon Senior Securities

At March 31, 2007, we had notes payable in the amount of $5,345,963 to Dutchess that we were in default on due to not making the principal payments on these notes and the March 2006 note had matured and $1,080,963 remained unpaid on the March 2006 note.  We also had $3,553,747 of minimum principal payments on the other Dutchess notes that were not paid as scheduled.

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 5.  Other Information

NONE

ITEM 6.  Exhibits

10.59	Employment Agreement between the Company and Richard Gabriel, dated April 27, 2007
10.60	Employment Agreement between the Company and Dr. Hector Gomez, dated April 27, 2007
10.61	Employment Agreement between the Company and Dr. Tony Frudakis, dated April 27, 2007
10.62	Employment Agreement between the Company and Karen Surplus, dated April 27, 2007
10.63	Employment Agreement between DNAPrint Pharmaceuticals, Inc. and Richard Gabriel, dated April 27, 2007
10.64	Employment Agreement between DNAPrint Pharmaceuticals, Inc. and Dr. Hector Gomez, dated April 27, 2007
10.65	Employment Agreement between DNAPrint Pharmaceuticals, Inc. and Dr. Tony Frudakis, dated April 27, 2007
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Karen L. Surplus
32.1	Section 1350 Certification, Richard Gabriel
32.2	Section 1350 Certification, Karen L. Surplus

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNAPrint Genomics, Inc.
Registrant

Signature	Title	Date

/s/ Richard Gabriel	President and Chief Executive Officer	May 14, 2007
Richard Gabriel

/s/ Karen L. Surplus	Chief Financial Officer	May 14, 2007
Karen L. Surplus