Form 10QSB
period 2007-06-30
DNAPRINT GENOMICS INC
filed 2007-08-14
CIK 1127354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C.  20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of July 15, 2007.  630,672,451 shares

Transitional Small Business Disclosure Format:  YES (    )     NO (X)

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and the period December 10, 1998 (date of inception) to June 30, 2007	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and the period December 10, 1998 (date of inception) to June 30, 2007	7
	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Securities Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29

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

Item 1.

DNAPrint Genomics, Inc.

(A Developmental Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007
	(Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$507,966	$594,681
Accounts receivable (net of allowance for doubtful accounts of $14,108 and $7,500 for 2007 and 2006, respectively)	154,123	74,573
Receivable from sale of investment	2,618,341	-
Inventory, raw material	203,960	96,432
Deferred financing costs	-	60,857
Prepaid expenses and other current assets	107,534	53,541
Marketable equity securities, available for sale	-	7,903,053
Total current assets	3,591,924	8,783,137
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $1,176,134 and $957,839 for 2007 and 2006, respectively)	1,150,847	1,238,207
OTHER ASSETS:
Intangibles (net of accumulated amortization of $186,486 and $138,125 for 2007 and 2006, respectively)	176,742	225,104
Other assets	26,981	23,128
Total Other Assets	203,723	248,232
TOTAL	$4,946,494	$10,269,576
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,986,383	$3,010,329
Accrued expenses	144,093	199,518
Deferred revenue	151,668	177,775
Accrued compensation expense	1,101,013	963,679
Line of credit	50,000	50,000
Notes payable at fair market value (net of discount of $-0- and $561,811 for 2007 and 2006, respectively )	4,705,758	6,299,659
Convertible debentures (net of discount of $-0- and $3,635 for 2007 and 2006, respectively)	199,250	239,997
Notes payable to related party	257,147	257,147
Capital lease obligation – current	193,267	230,588
Derivative liabilities	176,882	202,250
Accrued default penalties at fair market value	1,729,500	2,143,500
Total current liabilities	11,694,961	13,774,442
Capital lease obligation – long-term	58,463	30,596
Convertible debentures – long-term at fair market value (net of discount of $1,680,782 and $1,838,577 for 2007 and 2006, respectively)	214,168	175,173
Total liabilities	11,967,592	13,980,211
Contingencies and commitments	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A
Series A convertible preferred stock, 50,000 shares authorized; 40,000 shares issued, -0- outstanding; $10 per share liquidation value	-	-
Common stock, $.01 par value, 1,500,000,000 shares authorized; 591,059,382 and 458,178,982 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,910,595	4,581,791
Common stock subscribed (2,857,100 and 9,000,000 shares at June 30, 2007 and December 31, 2006, respectively)	28,571	90,000
Additional paid-in capital	31,413,948	31,444,514
Accumulated other comprehensive income (expense)	(11,731)	5,787,784
Prepaid warrant exercises	-	9,488
Deferred stock compensation and consulting	(23,714)	(94,263)
Deficit incurred prior to development stage	(7,427,422)	(7,427,422)
Deficit accumulated during the development stage	(36,911,345)	(38,102,527)
Total stockholders’ deficit	(7,021,098)	(3,710,635)
TOTAL	$4,946,494	$10,269,576

See notes to consolidated financial statements.

DNAPrint genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					December 10,
					1998 (Date of
					Inception)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		To June 30,
	2007	2006	2007	2006	2007
SALES	$476,987	$577,202	1,178,000	$1,255,601	$6,652,711
COST OF SALES	391,251	367,440	905,949	900,617	4,648,380
Gross Profit	85,736	209,762	272,051	354,984	2,004,331
OTHER OPERATING EXPENSES:
Research and development	1,033,495	1,260,579	2,145,087	3,210,853	19,340,252
Selling, general and administrative	508,705	759,186	1,029,230	1,540,906	14,987,836
Total other operating expenses	1,542,200	2,019,765	3,174,317	4,751,759	34,328,088
LOSS FROM OPERATIONS	(1,456,464)	(1,810,003)	(2,902,266)	(4,396,775)	(32,323,757)
OTHER INCOME (EXPENSES):
Interest expense	(11,131)	(9,769)	(36,668)	(21,495)	(1,591,336)
Debt default penalties reduction (expense)	-	-	414,000	-	(1,729,500)
Intrinsic value of convertible debt and non-detachable warrants and debt discount amortization	(331,860)	(641,644)	(723,241)	(1,712,423)	(5,757,594)
Interest income	34	196	34	196	16,219
Amortization of deferred financing fees	(20,865)	(66,502)	(60,857)	(141,678)	(655,704)
Sale of option to Orchid Biosciences	-	-	-	-	353,090
Loss on disposal of investments	-	-	-	-	(349,006)
Gain (loss) on derivative contracts, net	73,886	153,666	41,905	1,127,790	(292,549)
Gain on sale of investments available-for-sale	-	-	4,370,780	-	4,765,553
Settlement expense	-	-	-	-	(285,437)
Foreign currency gain (loss)	49,408	(3,694)	87,495	(3,613)	83,607
Other expenses	-	-	-	-	(481,157)
Total other income (expenses) - net	(240,528)	(567,747)	4,093,448	(751,223)	(5,923,814)
NET INCOME (LOSS)	$(1,696,992)	$(2,377,750)	1,191,182	$(5,147,998)	$(38,247,571)
NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.01)	0.00	$(0.02)	$(0.38)
Diluted	$0.00	$(0.01)	0.00	$(0.02)	$(0.38)
SHARES USED IN COMPUTING NE INCOME (LOSS) PER SHARE:
Basic	563,964,638	356,534,618	529,918,631	318,792,605	100,236,036
Diluted	563,964,638	356,534,618	779,906,276	318,792,605	100,236,036

See notes to consolidated financial statements.

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended		For the Period December 10, 1998 (Date of Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,191,182	$(5,147,998)	$(38,247,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	218,295	198,853	1,516,946
Provision for bad debts	6,161	-	17,899
Impairment of assets	-	-	254,434
Debt default penalties	(414,000)	-	1,729,500
Gain on sale of investments available for sale	(4,370,780)	-	(4,765,553)
Loss on disposal of investments	-	-	11,772
Loss on disposal of property and equipment	-	-	5,039
Loss (gain) on foreign currency transaction	(87,495)	-	(83,607)
Loss (gain) on derivative contracts, net	(41,905)	(1,127,790)	292,549
Amortization of deferred stock compensation and consulting	70,550	124,147	2,019,435
Amortization of deferred compensation	-	-	919,792
Amortization of deferred financing fees	60,857	141,678	655,704
Amortization of intangible assets	48,361	84,127	185,035
Common stock issued for interest expense on related party notes payable	-	-	1,300,378
Common stock issued for reorganization/court order	-	-	343,000
Common stock issued for services	125,479	87,380	2,540,286
Common stock issued for bankruptcy settlement	-	-	28,080
Stock issued for settlement	-	-	170,437
Fair market value of options granted to employees	127,175	-	147,033
Intrinsic value of the convertible debt and non-detachable warrants and amortization of debt discount	723,241	1,712,423	5,757,594
Stock-based compensation	-	-	1,943,906
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in receivables	(85,711)	(86,905)	201,304
(Increase) decrease in inventory	(107,528)	217,959	(193,412)
Decrease (increase) in prepaid expenses and other assets	(57,381)	65,733	(1,044,585)
(Decrease) increase in accounts payable, deferred revenue and accrued liabilities	138,816	(486,360)	4,312,652
NET CASH USED IN OPERATING ACTIVITIES	(2,454,683)	(4,216,753)	(19,981,953)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,000)	(142,443)	(1,349,539)
Loan to Biofrontera	-	-	(193,683)
Investment in Biofrontera	-	-	(2,274,702)
Payoff of Biofrontera loan	-	-	202,380
Proceeds from sale of Biofrontera shares	3,956,933	-	4,511,571
Proceeds from disposal of property and equipment	-	-	10,100
Net bankruptcy adjustment	-	-	511,274
NET CASH USED IN INVESTING ACTIVITIES	3,954,933	(142,443)	1,417,401

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended		For the Period December 10, 1998 (Date of Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock issuance costs	756,536	2,410,949	14,572,753
Proceeds from issuance of Series A convertible preferred stock, net of stock issuance costs	-	-	272,535
Prepayment for future warrant exercises, net	-	-	120,000
Proceeds from notes payable – related parties	-	-	1,613,916
Collections from stock subscriptions	-	-	836,960
Proceeds from line of credit, net	-	-	50,000
Proceeds from settlement with Tampa Bay Financial	-	-	272,383
Advances from Tampa Bay Financial, net	-	-	384,581
Principal payments on capital lease obligations	(138,388)	(125,695)	(813,716)
Proceeds from convertible debenture and notes payable, net of costs	-	4,023,615	9,142,019
Repayments of notes payable	(2,208,354)	(2,412,274)	(6,787,196)
Repayments of notes payable, related parties	-	-	(596,283)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,590,206)	3,896,595	19,067,952
Effect of exchange rate changes on cash	3,241	(8,194)	4,566
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,715)	(470,795)	507,966
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	594,681	1,806,646	-
CASH AND CASH EQUIVALENTS, END OF PERIODS	$507,966	$1,335,851	$507,966

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended		For the Period December 10, 1998 (Date of Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$26,467	$12,117	$187,052
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscriptions receivable arising from acquisition of DNAPrint Genomics, Inc. (Florida)	$-	$-	$1,000,000
Common stock issued for related party notes payable	$-	$-	$1,211,322
Accrued interest paid through increasing related party note	$-	$-	$75,747
Unrealized loss on long-term investments	$-	$-	$(222,443)
Common stock issued for land subsequently swapped for investment in Heroes, Inc.	$-	$-	$2,000,000
Dividends paid in stock of Heroes, Inc.	$-	$-	$(1,988,228)
Common stock issued for reorganization/court order arising from conversion of claim to stock	$-	$-	$(2,905,500)
Conversion of Tampa Bay Financial advances to stock	$-	$-	$453,331
Equipment leased under capital lease	$128,936	$-	$850,614
Deferred compensation on grants of stock options	$-	$-	$925,350
Deferred compensation reduced for stock options cancelled	$-	$-	$(190,833)
Stock (issued)/to be issued for deferred compensation	$-	$-	$2,588,250
Debenture converted into common stock	$126,516	$4,984	$632,884
Common stock issued for satisfaction of accrued expenses	$108,152	$-	$416,017
Warrants issued for stock issuance costs, notes payable fees and consulting	$16,537	$94,109	$1,718,453
Intrinsic value of convertible debt and non-detachable warrants and debt discount	$-	$2,913,975	$8,983,975
Acquisition of Trace Genetics, Inc., Kenna Technologies, Inc. and the assets of Ellipsis Biotherapeutics, Inc. for common stock and warrants	$-	$-	$490,283
Implementation of SFAS 155, adjustment to beginning retained earnings which was offset to derivative liabilities or redeemable shares	$-	$3,324,454	$3,324,454
Conversion of preferred stock to common stock	$-	$235,513	$235,618
Preferred stock issued for satisfaction of accrued expenses	$-	$-	$110,000
Unrealized gain and currency exchange gain on equity investment available-for-sale	$(5,788,216)	$-	$-
Receivable recorded for sale of equity investment	$2,618,341	$-	$2,618,341
Derivative liability for warrants, convertible feature of preferred stock and convertible feature for certain convertible debt reclassed from equity due to SFAS 133 derivative indeterminate shares	$-	$-	$916,505

See notes to consolidated financial statements

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

DNAPrint Genomics Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7.  We continue to devote substantially all of our efforts to initiating and developing our planned principal operations.  While sales of our consumer products, forensic products and genotyping services are increasing, our pharmacogenomics products are still in development.

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended, June 30, 2007 and 2006, and the period December 10, 1998 through June 30, 2007, (b) the financial position at June 30, 2007, and (c) cash flows for the six-month periods ended June 30, 2007 and 2006, and the period December 10, 1998 through June 30, 2007, have been made.

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

The results of operations and cash flows for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2007.

Stock-Based Employee Compensation

Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.

We have a stock option plan that provides for the granting of stock options and awards to officers, and employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock.  The number of shares of stock authorized under the 2001 Scientist Stock Option Plan plan is 156,254,444.  Options are typically granted at the fair market value of the stock on the date of grant. The vesting of each grant is determined by the Board of Directors at the time the options are granted.  The vesting period typically ranges from immediate vesting to vesting over a four-year period, and the options typically have an expiration term of ten years.   We have granted options to acquire 1,594,022 shares of common stock that are not in this plan and were granted to an employee as a sign on bonus and a director at the time he joined our board.

The following information is presented for the non-vested stock options for the three and six months ended June 30, 2007:

	Three Months ended		Six Months ended
	June 30, 2007		June 30, 2007
	# of Shares	Weighted Avg. Grant-date Fair Value	Number of Shares	Weighted Avg. Grant-date Fair Value
Non-vested stock options at beginning of period	-	$-	-	$-
Forfeited during the period	-	$-	-	$-
Vested during the period	(16,000,000)	$0.01	(16,000,000)	$.01
Granted during the period	77,956,447	$0.01	77,956,447	$.01
Non-vested stock options at end of period	61,956,447	$0.01	61,956,447	$.01

The following information is presented for the stock option activity for 2007:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	64,827,644	$0.04
Granted	-	$-
Forfeited	-	$-
Outstanding at March 31, 2007	64,827,644	$0.04
Granted	77,956,447	$0.01
Forfeited	-	$-
Outstanding at June 30, 2007	142,784,091	$0.02	9.1 years	$-
Outstanding exercisable at June 30, 2007	80,827,644	$0.03	8.5 years	$-

The fair value of each stock option is estimated on the date of grant using a Black Scholes Pricing Model.  The fair value of options granted during 2006 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 173%, risk-free interest rates of 4.67%, and expected lives of 5 years.   The fair value of options granted during 2007 was estimated using the following approximate assumptions: dividend yield of 0%, expected volatilities of 217%, risk-free interest rates of 4.58%, and expected lives of 7 years.

During the three and six months ended June 30, 2006, we recognized compensation expense of $7,896 and $12,739, respectively for the fair value of stock options over the vesting period.  During the three and six months ended June 30, 2007, we recognized compensation expense of $127,175 for the fair value of stock options over the vesting period.  Due to our net loss position, there was no tax effect recognized.

No options were exercised during 2006 and 2007.

At June 30, 2007, we have $470,714 of unrecognized compensation costs related to non-vested awards which we expect to expense over the next four years.

Sales Concentration

One of our genotyping customers accounted for 17% of our total revenue during the six months ended June 30, 2007.  One of our service providers accounted for 22% of our total revenue during the first six months of 2007.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a negative working capital of approximately $8,103,037 and accumulated deficit during the development stage of $36,911,345 at June 30, 2007, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We plan to raise additional capital for the research and development of our pharmacogenomics products.  We anticipate that the funding we expect to receive from the put notices to Dutchess, the proceeds from the sale of the Biofrontera equity investments and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.  However, the rate of progression on the research and development will depend on our ability to raise additional capital.  Additionally, at June 30, 2007, we are in default of our notes payable with Dutchess and are delinquent on lease payments, certain payments on research and development agreements and certain accounts payable.   There can be no assurance that we will be able to raise additional capital or that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements.  We sold the Biofrontera shares that we owned and are scheduled to receive a total of €1.9 million (approximately $2.6 million USD) from July to October 2007. At June 30, 2007, the receivable from sale of investments was 53% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C – INCOME (LOSS) PER COMMON SHARE

Common stock equivalents in the three- and six-month periods ended June 30, 2006 and the three-month period ended June 30, 2007 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in this period is the same as the basic weighted average common shares outstanding.  At June 30, 2006, a total of 281,142,490 potential common stock shares that are issuable upon the exercise of warrant and options and conversion of debt to common stock which may dilute future earnings per share totaled.

Common stock equivalents used to compute our diluted earnings per share for the six-month period ended June 30, 2007 were 1,929,894 for warrant and options and 248,057,751 for the conversion of debt to common stock which totaled 249,987,645.  There were 92,985,704 common stock equivalents that were not in the money during the six-month period ended June 30, 2007 and thus are not included in the number of shares used to compute the diluted earnings per share calculation at June 30, 2007.

The number of common stock shares the convertible notes could be converted into was estimated using the conversion price at June 30, 2007 or June 30, 2006 as applicable.  The conversion price varies based upon the price of our common stock.

NOTE D – NOTES PAYABLE AND CONVERTIBLE DEBT

Dutchess Notes Default

If there is an event of default with any promissory note to Dutchess, Dutchess has the right to convert the residual amount to a convertible debenture which can convert into our common stock at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date.  At June 30, 2007, all of the Dutchess notes which total $4,705,758 were not paid when due.  Dutchess has the right to switch the residual amount of these notes to a three-year convertible debenture; however, they had not exercised this right at June 30, 2007 nor at the time this report was issued.

Since we are in default of $4,705,758 of Dutchess Notes due to not making the minimum principal payments, the Dutchess documents purport to give Dutchess the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at June 30, 2007 nor at the time this report was issued.  At June 30, 2007, we recorded a default penalty accrual in the amount of $1,729,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that the Dutchess documents purport to give Dutchess the right to charge us and this estimate may change with time. Dutchess has the right to convert the $1,729,500 of potential liquidated damages to a convertible debenture which can convert into our common stock at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date. These potential liquidated damages are recorded at fair market value in accordance with FASB155, Accounting for Certain Hybrid Financial Instruments, as amended.

Dutchess Notes Reallocation

On May 31, 2007, we reached an agreement with Dutchess, where the principal amounts due under each of the notes was readjusted.  On May 31, 2007, we agreed to the following allocation of the outstanding balance on the notes:

Date Note Issued	Principal Balance at May 31, 2007
August 1, 2005	$840,000
October 21, 2005	$-0-
December 15, 2005	$867,045
March 13, 2006	$549,881
April 18, 2006	$1,414,872
May 19, 2006	$1,300,000
June 30, 2006	$-0-

For all of these Dutchess notes, we have elected FASB 155, Accounting for Certain Hybrid Financial Instruments, as amended.

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

The obligation of Dutchess to purchase under the Dutchess Agreement is contingent upon us having an effective registration statement registering the resale of the shares by Dutchess. In addition, we are not permitted to provide a notice, and Dutchess is not obliged to purchase any shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment.  On July 3, 2007, we filed an amended SB-2 registration statement to register 125,000,000 shares for Dutchess under this agreement which is under review by the Securities and Exchange Commission.

NOTE E – OTHER EQUITY TRANSACTIONS

Dutchess Put Notices

On September 28, 2004, we entered into an investment agreement with Dutchess.  The 2004 Dutchess agreement provided that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice.  During the six months ended June 30, 2007, we exercised put notices in accordance with our agreement and received $764,794 of cash proceeds for which we issued 67,294,038 shares of our common stock to Dutchess.  For the six months ended June 30, 2007, $480,875 of proceeds from these puts were used to reduce the notes payable outstanding with Dutchess and the remaining proceeds were used for operating capital. This 2004 Dutchess investment agreement expired during May 2007 and we entered into a 2007 Dutchess investment agreement as described above.

Conversion of Debenture and Exercise of Warrants

During the first six months of 2007, La Jolla converted $7,716 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 115,733 shares of our common stock.  The combined transactions resulted in our issuing 15,582,660 shares of our common stock (2,857,143 was issued in July and was recorded as common stock subscribed of $28,571 at June 30, 2007), we received $105,000 of cash and we reduced the prepaid warrant account by $9,488.

Stock Subscribed

During the six months ended June 30, 2007, we issued 90,000 shares of our common stock that were issuable at December 31, 2006.

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

Stock Issued in Payment of Certain Legal, Consulting fees and Accrued Interest

On February 15, 2007, we entered into an agreement to pay certain legal fees with up to 8,000,000 shares of our registered common stock.  During the six months ended June 30, 2007, we issued 1,380,630 shares of our common stock as payment of $8,035 accounts payable and $13,779 of legal services.  These shares had a quoted market price of $0.016 per share.

On March 1, 2007, we entered into an agreement to pay certain consulting services with up to 30,000,000 shares of our registered common stock.  During the six months ended June 30, 2007, we issued 14,670,359 shares of our common stock as payment of $73,872 accounts payable and $111,676 of consulting services.  These shares had quoted market prices that ranged from $0.007 to $0.014 per share.

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

NOTE G - CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings.  While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business, on our consolidated financial position or on our results of operations.

NOTE H – SUBSEQUENT EVENTS

Dutchess Letter of Agreement

On July 20, 2007, we entered into a letter agreement with Dutchess whereby Dutchess agreed to the transfer of certain assets in our Pharmaceutical division to DNAPrint Pharmaceuticals, Inc. (“Pharmaceuticals”) and released their security interest in such assets and in the common stock of Pharmaceuticals.  For this, within 45 days after the end of each calendar quarter, we shall pay to Dutchess a payment on the Dutchess notes equal to the sum of i) 80% of the royalty income paid to us by Pharmaceuticals during the preceding calendar quarter and ii) 4% of all other cash received by us from sales of goods or services during the preceding calendar quarter.  Also, on the date on which the common stock of Pharmaceuticals either (i) becomes subject to the reporting requirements of Section 12 of the Securities Exchange Act of 1934, or (ii) becomes listed or eligible for trading on any exchange or other trading system (the “Pharmaceuticals Issuance Date"), we shall cause Pharmaceuticals to issue to Dutchess warrants to purchase 2 million shares of Pharmaceuticals common stock, at an exercise price of $0.01 per share, expiring July 31, 2012.  Such warrants shall be issued in full payment of the Incentive Debentures, and immediately upon the issuance of such warrants, any and all Dutchess Incentive Debentures shall be discharged in full, and Dutchess shall surrender to us the original executed Dutchess Incentive Debentures.  If the balance on the Dutchess Incentives Debentures as of the Pharmaceuticals Issuance Date is less than $2 million (such difference being referred to as the "Shortfall"), then on such date, we shall be deemed to have made a principal payment on the Dutchess Notes in the amount of the Shortfall.

On the Pharmaceuticals Issuance Date, we shall cause Pharmaceuticals to issue to Dutchess up to 2 million shares of Pharmaceuticals common stock as a payment of amounts due under the Dutchess Notes; provided, however, in no event shall we be required to issue to Dutchess shares having a value in excess of the amounts then due under the Dutchess Notes.  For purposes of determining the amount of such payment, the Pharmaceuticals common stock shall have a deemed value equal to the gross sales proceeds realized by Dutchess upon its disposition of such stock.

Dutchess Conversion of Incentive Debenture

On July 10, 2007, Dutchess converted $200,288 of the December 2005 Incentive Debenture into 35,000,000 shares of our common stock.

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

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2006 and June 30, 2007 and the financial statements for the three and six months ended June 30, 2007 and 2006 included with this Form 10-QSB.

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

Critical Accounting Policies

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

Estimate of Accrued Default Penalties

We have recorded an amount of accrued default penalties related to our default of the Dutchess notes and have estimated it based upon 30% of the face amount of the outstanding debt.  We currently apply our payments as Dutchess applies the payments.  If we applied the payments from the puts in a different method, it could result in a different estimate.  Also, since Dutchess has not notified us of any penalties owed, we could have estimated the amount as low as -0-.  Although we believe that the methods and estimates we used are reasonable, actual results may differ from these estimates.

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

We entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. Under the Harvard license agreement, we have the exclusive right to develop market and sell products and services derived from the research.  During December 2006, we had been given notice of default by Harvard which stated that we must pay a substantial portion of the outstanding balance by the end of February 2007, or Harvard may exercise their right of termination of the agreement.  We are currently operating under a schedule that requires us to pay them $100,000 per month.  At June 30, 2007, we owed them $175,426.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Revenues and Cost of Sales

During the three months ended June 30, 2007 and 2006, revenues were $476,987 and $577,202, respectively. A $100,215 decrease in revenues for the second quarter of 2007 compared to the same quarter from the prior period is a 17% decrease.  During the six months ended June 30, 2007 and 2006, revenues were $1,178,000 and $1,255,601, respectively. A $77,601 decrease in revenues for the six months ended June 30, 2007 compared to the same period of the prior year.  In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $151,668 as of June 30, 2007.  Deferred revenue is recorded when a prepaid or billed order has been received, but all the services have not been completed as of June 30, 2007. The majority of the deferred revenue will be recognized as revenue during 2007.

The decrease of $100,215 in revenues for the three months ended June 30, 2007 compared to the same period in the prior year is mainly the result of our AncestryByDNATM 2.5 revenues decreasing by $103,925, our EuroDNATM 1.0 revenues decreasing $17,578, our MtDNA™ revenues decreasing $26,992, Y SNP revenues decreasing $7,753, and forensics revenue decreasing $2,925.  These decreases were offset by an increase in genotyping services revenues of $16,079, an increase in our Ancient DNA revenues of $20,350 and an increase of other income of $22,529 compared to the same period in the prior year.

The decrease of $77,601 in revenues for the three months ended June 30, 2007 compared to the same period in the prior year is mainly the result of our AncestryByDNATM 2.5 revenues decreasing by $115,805, our MtDNA™ revenues decreasing $8,036, our Y SNP revenues decreasing $3,730, our genotyping services revenues decreasing $75,992 and forensics revenue decreasing $1,725.  These decreases were offset by an increase in our EuroDNATM 1.0 revenues of $40,644, an increase our Ancient DNA revenues of $72,075 and an increase in other income of $14,968 compared to the same period in the prior year.

Genotyping sales were generated primarily through one customer during 2007.  The decrease of genotyping services of $75,992 during the six months ended June 30, 2007 compared to the same period in 2006 was the result a large project completed during the first quarter of 2006.    One of our customers accounted for 17% of our total revenue during the six months ended June 30, 2007.

During the six months ended June 30, 2007 compared to the same period in 2006, sales of our consumer services decreased by $14,852.  We have not been featured in as many articles and television spots which is where the consumers are made aware of our products, thus our consumer revenue has been lower.  We currently contract with distributors who also sell our consumer products as well as advertise on the Internet and in paper-based publications (i.e. through Google and Family Tree magazine) to grow sales of our consumer products.  Our consistent sales come through our distributors.  We will also continue to pursue adding distributors to increase our sales volume of our consumer products. One of our distributors accounted for 22% of our total revenue during the first six months of 2007.

During June of 2007, we introduced our new product EuroDNATM 2.0 which examines 1,349 markers (our EuroDNATM 1.0 test examines 320 markers).   This EuroDNA™ 2.0 test will ultimately reveal more detailed European ancestry from Southeastern Europe (SEE - from western Spain through Italy, Greece and Turkey to Armenia, including those with Jewish heritage from that area [i.e. not Jewish as a religion]), Iberia (IB - most of Spain and Portugal), the Basque region (BAS) along the Pyrenees Mountains between Spain and France, Continental Europe (CE - including Ireland and Great Britain plus most of the countries of Europe such as Germany, France, the Netherlands, Switzerland, etc.), and Northeastern Europe (NEE) - Poland, the Baltic Countries, Norway, Sweden, Finland (including Lapland) and western Russia.  The EuroDNATM 2.0 test does not replace our EuroDNATM 1.0 test, but complements it.

During the six months ended June 30, 2007 compared to the same period in 2006, sales of our forensic services decreased by $1,725.    We continue to market our forensic services and are in the process of applying for ISO accreditation for our lab.  If we achieve accreditation of our laboratory, this will enable us to expand our forensic offerings to the law enforcement community.  During the second quarter of 2007, we engaged one forensic distributor to assist us in marketing our services to the forensic community.

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

During the three and six months ended June 30, 2007 compared to the same period in 2006, cost of sales increased by $23,811 and $5,332, respectively. The cost of sales as a percentage of revenue was 77% and 72% for the six months ended June 30, 2007 and 2006, respectively.  Because of our small sales volume, these results are not indicative of the margins that we expect to attain if our long-term goals are achieved. We anticipate that as we gain experience and can begin to take advantage of economies of scale benefits through increased revenues; our margins will stabilize and begin to track in line with other companies in similar industries. However, in the near term, while we continue to be a development stage enterprise, we expect that our margins will continue to fluctuate.

Research and Development Expenses

During the three and six months ended June 30, 2007 compared to the same period in the prior year research and development (R&D) expenses decreased $227,084 and $1,065,766, respectively.  The decrease of $1,065,766 in R&D during the six months ended June 30, 2007 compared to the period in the prior year resulted primarily from approximately $431,000 of lower costs invested in our EPO project, approximately $66,000 of lower costs invested in our diabetes project, approximately $73,000 of lower costs invested in our PT-500 projects, approximately $72,000 of lower costs invested in post operative nausea and vomiting project, $107,000 of lower costs invested in samples, approximately $300,000 of lower costs invested in direct materials and $17,000 of lower costs invested in other items.

The decrease of $227,084 in R&D during the three months ended June 30, 2007 compared to the period in the prior year resulted primarily from approximately $64,000 of higher costs invested in our EPO project, approximately $50,000 of higher costs invested in our diabetes project, approximately $73,000 of lower costs invested in our PT-500 projects, approximately $50,000 of lower costs invested in post operative nausea and vomiting project, approximately $201,000 of lower costs invested in direct materials and $17,000 of lower costs invested in other items.

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

In order to advance our pharmacogenomic products to commercialization, our development costs for these products will continue to be large during 2007. We have the following research and developments costs commitments in the future.

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

We entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. In exchange for his services,  we pay Dr. Sytkowski $10,000 a month,  five annual incentive payments of $25,000 each, and certain  milestone  payments totaling $125,000 linked to our progress under  the Beth  Israel  license  in  developing  marketable  products  from the licensed EPO  technology.  The milestone payments will be reduced - dollar for dollar - to the extent Dr.  Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.  At June 30, 2007 we had a remaining commitment of $245,000.  On March 1, 2007, we entered into a letter agreement with Dr. Sytkowski whereby he agreed to accept shares of our common stock in lieu of payments due under the consulting agreement.

During late March 2006, we entered into a service agreement with KBI BioPharma for services to be provided totaling $2,840,000 of which $576,372 has been paid and $816,671 has been accrued.  KBI will provide us services for the production development of EPO.  KBI has placed this project on hold awaiting payment of the amounts owed.

During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research. This project will cost approximately $600,000. At June 30, 2007, we had a remaining commitment of approximately $369,530 which is accrued.

We entered into an exclusive licensing agreement with Dr.  Mark  Froimowitz  to  develop a series of  compounds targeting the clinical development of enhanced pharmaceuticals   for  the  treatment  of  drug  addiction,   ADHD  and depression.  We are obligated to pay the licensor a 2% quarterly royalty fee on the net sales of products covered by the license.  Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties.  Additionally,  the license  requires  progress  payments  of up to  $275,000  upon  the  successful development and approval of licensed  products.  The license’s initial five-year term is supplemented by options capable of extending the license term for up to twenty years.  At June 30, 2007 we had a remaining commitment of $400,000 of which $25,000 is accrued.

We entered into an exclusive research sponsorship and license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The remaining sponsored research payments total approximately $1.4 million and will be paid in monthly installments of approximately $100,000 through October 2007 and then $70,000 thereafter.  We have accrued for $175,426 of these costs at June 30, 2007.

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

Selling, general and administrative expenses decreased $250,481 for the second quarter of 2007 compared to the second quarter of 2006 and decreased $511,676 for the six months ended June 30, 2007 compared to the same period during 2006.  The selling, general and administrative expenses decrease of $511,676 for the six months ended June 30, 2007 compared to the same period in the prior year was primarily the result of decreased advertising, marketing materials and investor relations costs of approximately $318,000 and reduced legal expenses of approximately $237,000. This was offset by an increase of other administrative costs of $43,000.

The selling, general and administrative expenses decrease of $250,481 for the second quarter of 2007 compared to the same period of 2006 was primarily the result of decreased advertising, marketing materials and investor relations costs of approximately $219,000 and reduced legal expenses of approximately $151,000. This was offset by an increase of other administrative costs of approximately $120,000.

Interest Expense

During the three and six months ended June 30, 2007, we recognized an increase of $1,362 and $15,173 of interest expense compared to the same periods in the prior year, respectively.  The increase in interest expense is due mainly to a loan payable that was not outstanding during 2006 but was outstanding during 2007.

Debt Default Penalties

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  The Dutchess documents purport to give Dutchess the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at June 30, 2007 nor at the time this report was issued.  At June 30, 2007, we had accrued $1,729,500 for these potential liquidated damages which was $414,000 lower than the accrual at December 31, 2006 as we have an agreement with Dutchess that states the maximum penalty is $1,729,500.  This is an estimate based upon 30% of the face value of remaining unpaid Dutchess notes and this estimate may change with time.

Intrinsic Value of Convertible Debt and Non-detachable Warrants and Debt Discount Amortization

We recorded interest expense of $331,860 and $641,644 pertaining to the intrinsic value of convertible debt and non-detachable warrants and debt discount amortization during the three months ended June 30, 2007 and 2006, respectively and $723,241 and $1,712,423 during the six months ended June 30, 2007 and 2006, respectively.  We expect this expense to continue during 2007 at a lower rate than compared to 2006 as we amortize the debt discount on our notes payable.

Amortization of Deferred Financing Fees

During the three months ended June 30, 2007 and 2006, we expensed $20,865 and $66,502, respectively of deferred financing fees related to the La Jolla debenture and Dutchess notes.  During the six months ended June 30, 2007 and 2006, we expensed $60,857 and $141,678, respectively of deferred financing fees related to the La Jolla debenture and Dutchess notes. We do not expect this expense to continue during 2007 unless we enter into additional notes during the year.

Gain (loss) on Derivative Contracts, Net

During the three and six months ended June 30, 2007, we recorded a gain on derivative liabilities of $73,886 and $41,905, respectively related to recording the warrants at fair value during these periods.

During the six months ended June 30, 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

During the three and six months ended June 30, 2006, we recorded a gain on derivative liabilities of $153,666 and $82,099, respectively related to recording the warrants at fair value during these periods.

During the first quarter of 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

Gain on Sale of Investments Available-For-Sale

During the first quarter of 2007 we recorded a gain of $4,370,780 related to the sale of the remaining shares of our investment in Biofrontera.   During January 2007, we sold 50,000 shares of Biofrontera stock for proceeds of $644,000.  On February 15, 2007, we sold the remaining 373,324 shares of Biofrontera stock which were recorded as marketable equity securities available-for-sale on the Consolidated Balance Sheet.  These shares were sold for a total of 4,443,240 euros (approximately $5.9 million USD).  We have received 1,000,000 euros at June 30, 2007 and the remaining balance will be paid 500,000 euros per month from April 2007 through September 2007 with the remaining 443,240 euros paid during October 2007.  We have a right to buy back these Biofrontera shares on or prior to October 31, 2007 at a price of 16.13 euros per share.  If we elect the option to buy back the shares, the purchase price would be placed into an escrow account and the other party would have until March 31, 2008 to deliver the shares.  These shares would then have a lock-up and couldn’t be sold until after October 31, 2008.

Foreign Currency Gain (Loss)

During the three and six months ended June 30, 2007, we recorded a foreign currency gains of $49,408 and $87,495, respectively.  During the three and six months ended June 30, 2006, we recorded a foreign currency losses of $3,694 and $3,613, respectively.  The foreign currency amounts are related mainly to some transactions at our Canadian subsidiary and some note payable transactions that were in a foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

General

During the six months ended June 30, 2007, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the six months ended June 30, 2007 was $2,454,683.  We also had principal payments on capital lease obligations of $138,388 and purchases of computer equipment of $2,000.  The resulting cash shortfall was financed primarily through the sale of the Biofrontera investment which provided proceeds of $3,956,933.  We paid back $2,208,354 of notes payable which was financed by the sale of the Biofrontera shares.  The proceeds from common stock of $756,536, net of stock issuance costs resulted from the Dutchess puts and La Jolla exercise of some of their warrants.

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

Dutchess Default

We are in default of $4,705,758 of Dutchess Notes due to not making the minimum principal payments. The Dutchess documents purport to give Dutchess the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at June 30, 2007 nor at the time this report was issued.  At June 30, 2007, we had accrued $1,729,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that Dutchess could charge us and this estimate may change with time.

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

The obligation of Dutchess to purchase under the Dutchess Agreement is contingent upon us having an effective registration statement registering the resale of the shares by Dutchess. In addition, we are not permitted to provide a notice, and Dutchess is not obliged to purchase any shares, in the event that we do not have sufficient authorized shares available for purchase to fulfill such commitment.  On July 3, 2007, we filed an amended SB-2 registration statement to register 125,000,000 shares for Dutchess under this agreement which is under review by the Securities and Exchange Commission.

Sale of Biofrontera Shares

During February 2007, we reached an agreement to sell the remaining shares of Biofrontera stock. We are scheduled to receive 500,000 Euros per month from July 2007 through September 2007 and 443,240 euros in October 2007.  Approximately 40% of these proceeds are required to be used to pay on the Dutchess debt.

Overview

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a negative working capital of approximately $8,103,037 and accumulated deficit during the development stage of $36,911,345 at June 30, 2007, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We plan to raise additional capital for the research and development of our pharmacogenomics products.  We anticipate that the funding we expect to receive from the put notices to Dutchess, the proceeds from the sale of the Biofrontera equity investments and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.  However, the rate of progression on the research and development will depend on our ability to raise additional capital.  Additionally, at June 30, 2007, we are in default of our notes payable with Dutchess and are delinquent on lease payments, certain payments on research and development agreements and certain accounts payable.   There can be no assurance that we will be able to raise additional capital or that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements.  We sold the Biofrontera shares that we owned and are scheduled to receive a total of €1.9 million (approximately $2.6 million USD) from July to October 2007. At June 30, 2007, the receivable from sale of investments was 53% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we have no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities

During the second quarter of 2007, we issued 22,065,943 shares of common stock in conjunction with the Investment Agreement with Dutchess Private Equities Fund, II, L.P., and received $170,271 of cash proceeds.

During the second quarter of 2007, we issued 25,000,000 shares of common stock to Dutchess Private Equities Fund, II, L.P. in conjunction with the conversion of an incentive debenture into common stock.  The value of the incentive debenture converted was $118,800.

On March 31, 2007, we granted Athena warrants to purchase 669,891 shares of common stock as consideration for Athena’s investment banking services.  The warrants have an exercise price of a range of $0.0056 to $0.0077 per share and expire five years from the grant date. These warrants were valued at $5,242 based upon the Black Scholes Pricing Model.

During the second quarter of 2007, we issued to Arthur J. Sytkowski, a consultant, a total of 3,202,332 shares of our common stock in exchange for $24,996 we owed him for his consulting services.

During the second quarter of 2007, we issued 2,857,143 shares of common stock in conjunction with the convertible debenture and warrants with La Jolla and received $15,000 of cash proceeds and converted $1,000 of convertible debentures.

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

Item 3.   Defaults upon Senior Securities

At June 30, 2007, we had notes payable in the amount of $4,705,758 to Dutchess that we were in default on due to the notes expiring.

Item 4.

Submission of Matters to a Vote of Security Holders

On June 25, 2007, at our annual meeting of shareholders, our shareholders reelected Tony Frudakis, Richard Gabriel, and Hector Gomez to our board of directors 431,207,222 shares voted in favor of Dr. Frudakis’ reelection; 427,078,080 shares voted in favor of Mr. Gabriel’s reelection; and 429,803,051 shares voted in favor of Dr. Gomez’ reelection.  On average 7,525,523 shares abstained from voting for the directors. There were no other candidates for election.

In addition, our shareholders ratified the selection Pender, Newkirk and Company LLC as our independent auditors for the fiscal year ending December 31, 2007. At the meeting, 430,806,057 shares voted in favor of the ratification, 5,499,869 shares opposed it, and 582,381 shares abstained.

Item 5.

Other Information

NONE

Item 6.

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

DNAPrint Genomics, Inc.

August 14, 2007	/s/ Richard Gabriel
Richard Gabriel
President and Chief Executive Officer

August 14, 2007	/s/ Karen L. Surplus
Karen L. Surplus
Chief Financial Officer