Form 10QSB
period 2007-09-30
DNAPRINT GENOMICS INC
filed 2007-11-14
CIK 1127354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C.  20549

FORM 10-QSB

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

[   ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

DNAPrint Genomics, Inc.
(Exact name of registrant as specified in charter)

Utah	0-31905	59-2780520
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

YES [    ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of October 19, 2007.

644,609,919 shares

Transitional Small Business Disclosure Format:

YES [    ]     NO [X]

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and the period December 10, 1998 (date of inception) to September 30, 2007	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and the period December 10, 1998 (date of inception) to September 30, 2007	6
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Securities Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
	Signatures	28

	Certifications

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

ITEM 1.

FINANCIAL STATEMENTS

DNAPrint Genomics, Inc.

(A Developmental Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$134,347	$594,681
Accounts receivable (net of allowance for doubtful accounts of $14,550 and $7,500 for 2007 and 2006, respectively)	78,946	74,573
Receivable from sale of investment	1,346,192	-
Inventory, raw material	289,160	96,432
Deferred financing costs	-	60,857
Prepaid expenses and other current assets	39,500	53,541
Marketable equity securities, available for sale	-	7,903,053
Total current assets	1,888,145	8,783,137
PROPERTY AND EQUIPMENT (net of accumulated depreciation and amortization of $1,282,595 and $957,839 for 2007 and 2006, respectively)	1,045,990	1,238,207
OTHER ASSETS:
Intangibles (net of accumulated amortization of $211,820 and $138,125 for 2007 and 2006, respectively)	151,409	225,104
Other assets	27,319	23,128
Total Other Assets	178,728	248,232
TOTAL	$3,112,863	$10,269,576
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,648,850	$3,010,329
Accrued expenses	134,093	199,518
Deferred revenue	253,746	177,775
Accrued compensation expense	1,190,903	963,679
Line of credit	50,000	50,000
Notes payable at fair market value (net of discount of $-0- and $561,811 for 2007 and 2006, respectively)	4,380,758	6,299,659
Convertible debentures (net of discount of $-0- and $3,635 for 2007 and 2006, respectively)	174,805	239,997
Notes payable to related party	257,147	257,147
Capital lease obligation – current	205,367	230,588
Derivative liabilities	215,081	202,250
Accrued default penalties at fair market value	1,729,500	2,143,500
Total current liabilities	11,240,250	13,774,442
Capital lease obligation – long-term	46,650	30,596
Convertible debentures – long-term at fair market value (net of discount of $1,481,775 and $1,838,577 for 2007 and 2006, respectively)	212,888	175,173
Total liabilities	11,499,788	13,980,211
Contingencies and commitments	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized, of which 50,000 shares are designated as Series A
Series A convertible preferred stock, 50,000 shares authorized; 40,000 shares issued, -0- outstanding; $10 per share liquidation value	-	-
Common stock, $.01 par value, 1,500,000,000 shares authorized; 642,409,215 and 458,178,982 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	6,424,093	4,581,791
Common stock subscribed (9,000,000 shares at December 31, 2006)	-	90,000
Additional paid-in capital	31,549,534	31,444,514
Accumulated other comprehensive income (expense)	(45,605)	5,787,784
Prepaid warrant exercises	-	9,488
Deferred stock compensation and consulting	(94,852)	(94,263)
Deficit incurred prior to development stage	(7,427,422)	(7,427,422)
Deficit accumulated during the development stage	(38,792,673)	(38,102,527)
Total stockholders’ deficit	(8,386,925)	(3,710,635)
TOTAL	$3,112,863	$10,269,576

See notes to consolidated financial statements.

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period December 10, 1998 (Date of Inception) to September 30,
	2007	2006	2007	2006	2007
SALES	$227,562	$651,753	$1,405,562	$1,907,354	$6,880,273
COST OF SALES	234,150	433,575	1,140,099	1,334,192	4,882,530
Gross Profit	(6,588)	218,178	265,463	573,162	1,997,743
OTHER OPERATING EXPENSES:
Research and development	1,108,585	1,939,563	3,253,672	5,150,416	20,448,837
Selling, general and administrative	547,283	1,007,600	1,576,513	2,548,506	15,535,119
Total other operating expenses	1,655,868	2,947,163	4,830,185	7,698,922	35,983,956
LOSS FROM OPERATIONS	(1,662,456)	(2,728,985)	(4,564,722)	(7,125,760)	(33,986,213)
OTHER INCOME (EXPENSES):
Interest expense	(22,974)	(19,994)	(59,642)	(41,489)	(1,614,310)
Debt default penalties reduction (expense)	-	-	414,000	-	(1,729,500)
Intrinsic value of convertible debt and non-detachable warrants and debt discount amortization	(199,007)	(465,840)	(922,248)	(2,178,263)	(5,956,601)
Interest income	-	-	34	196	16,219
Amortization of deferred financing fees	-	(54,733)	(60,857)	(196,411)	(655,704)
Sale of option to Orchid Biosciences	-	-	-	-	353,090
Loss on disposal of investments	-	-	-	-	(349,006)
Loss on fair market value conversion of debenture to equity	(143,414)	-	(143,414)	-	(143,414)
Gain (loss) on derivative contracts, net	56,653	55,230	98,558	1,183,020	(235,896)
Gain on sale of investments available-for-sale	-	-	4,370,780	-	4,765,553
Settlement expense	-	(133,000)	-	(133,000)	(285,437)
Foreign currency gain (loss)	89,871	7,605	177,366	3,992	173,478
Other expenses	-	-	-	-	(481,157)
Total other income (expenses) - net	(218,871)	(610,732)	3,874,577	(1,361,955)	(6,142,685)
NET LOSS	$(1,881,327)	$(3,339,717)	$(690,145)	$(8,487,715)	$(40,128,898)
NET LOSS PER SHARE:
Basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)	$(0.28)
SHARES USED IN COMPUTING NET
LOSS PER SHARE:
Basic and diluted	630,329,503	392,404,977	563,766,124	342,966,560	143,309,938

See notes to consolidated financial statements.

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period December 10, 1998 (Date of Inception) to September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(690,145)	$(8,487,715)	$(40,128,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,756	301,677	1,623,407
Provision for bad debts	6,359	-	18,097
Impairment of assets	-	-	254,434
Debt default penalties	(414,000)	-	1,729,500
Gain on sale of investments available for sale	(4,370,780)	-	(4,765,553)
Loss on disposal of investments	-	-	11,772
Loss on disposal of property and equipment	-	-	5,039
Loss (gain) on foreign currency transaction	(177,366)	-	(173,478)
Loss (gain) on derivative contracts, net	(98,558)	(1,183,020)	235,896
Loss on fair market value conversion of debenture to common stock	143,414	-	143,414
Amortization of deferred stock compensation and consulting	94,263	188,599	2,043,148
Amortization of deferred compensation	-	-	919,792
Amortization of deferred financing fees	60,857	196,411	655,704
Amortization of intangible assets	73,695	106,595	210,369
Common stock issued for interest expense on related party notes payable	-	-	1,300,378
Common stock issued for reorganization/court order	-	-	343,000
Common stock issued for services	200,400	90,949	2,615,207
Common stock issued for bankruptcy settlement	-	-	28,080
Stock issued for settlement	-	18,000	170,437
Fair market value of options granted to employees	317,933	-	337,791
Intrinsic value of the convertible debt and non-detachable warrants and amortization of debt discount	922,248	2,178,263	5,956,601
Stock-based compensation	-	-	1,943,906
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in receivables	(10,732)	(101,668)	276,283
(Increase) decrease in inventory	(192,728)	105,359	(278,612)
Decrease (increase) in prepaid expenses and other assets	10,653	67,528	(976,551)
(Decrease) increase in accounts payable, deferred revenue and accrued liabilities	(16,747)	1,061,605	4,157,089
NET CASH USED IN OPERATING ACTIVITIES	(3,816,478)	(5,457,417)	(21,343,748)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,603)	(230,050)	(1,351,142)
Loan to Biofrontera	-	-	(193,683)
Investment in Biofrontera	-	-	(2,274,702)
Payoff of Biofrontera loan	-	-	202,380
Proceeds from sale of Biofrontera shares	5,308,183	-	5,862,821
Proceeds from disposal of property and equipment	-	-	10,100
Net bankruptcy adjustment	-	-	511,274
NET CASH USED IN INVESTING ACTIVITIES	5,304,580	(230,050)	2,767,048
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock issuance costs	748,223	2,722,068	14,564,440
Proceeds from issuance of Series A convertible preferred stock, net of costs	-	-	272,535
Prepayment for future warrant exercises, net	-	-	120,000
Proceeds from notes payable – related parties	-	126,880	1,613,916
Collections from stock subscriptions	-	-	836,960
Proceeds from line of credit, net	-	50,000	50,000
Proceeds from settlement with Tampa Bay Financial	-	-	272,383
Advances from Tampa Bay Financial, net	-	-	384,581
Principal payments on capital lease obligations	(138,101)	(198,841)	(813,429)
Proceeds from convertible debenture and notes payable, net of costs	-	4,023,615	9,142,019
Repayments of notes payable	(2,538,354)	(2,723,881)	(7,117,196)
Repayments of notes payable, related parties	-	-	(596,283)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,928,232)	3,999,841	18,729,926
Effect of exchange rate changes on cash	(20,204)	(8,231)	(18,879)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(460,334)	(1,695,857)	134,347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS	594,681	1,806,646	-
CASH AND CASH EQUIVALENTS, END OF PERIODS	$134,347	$110,789	$134,347
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Income taxes paid	$-	$-	$--
Interest paid	$44,256	$25,905	$204,841

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Nine Months Ended September 30,					For the Period December 10, 1998 (Date of Inception) to September 30,
2007			2006		2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(690,145)		$(8,487,715)	$(40,128,898)
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock subscriptions receivable arising from acquisition of DNAPrint Genomics, Inc. (Florida)		$-		$-	$1,000,000
Common stock issued for related party notes payable		$-		$-	$1,211,322
Accrued interest paid through increasing related party note		$-		$-	$75,747
Unrealized loss on long-term investments		$-		$-	$(222,443)
Common stock issued for land subsequently swapped for investment in Heroes, Inc.		$-		-	2,000,000
Dividends paid in stock of Heroes, Inc.	$		$		$(1,988,228)
Common stock issued for reorganization/court order arising from conversion of claim to stock		-		$-	$(2,905,500)
Conversion of Tampa Bay Financial advances to stock		$-		$-	$453,331
Equipment leased under capital lease		$128,936		$-	$850,614
Deferred compensation on grants of stock options		$-		$-	$925,350
Deferred compensation reduced for stock options cancelled		$-		$-	$(190,833)
Stock (issued)/to be issued for deferred compensation		$-		$-	$2,588,250
Debenture converted into common stock		$346,249		$7,367	$852,617
Common stock issued for satisfaction of accrued expenses		$108,152		$-	$416,017
Warrants issued for stock issuance costs, notes payable fees and consulting		$111,389		$287,487	$1,813,305
Intrinsic value of convertible debt and non-detachable warrants and debt discount		$-		$2,913,975	$8,983,975
Acquisition of Trace Genetics, Inc., Kenna Technologies, Inc. and the assets of Ellipsis Biotherapeutics, Inc. for common stock and warrants		$-		$-	$490,283
Implementation of SFAS 155, adjustment to beginning retained earnings which was offset to derivative liabilities or redeemable shares		$-		$3,324,454	$3,324,454
Conversion of preferred stock to common stock		$-		$235,513	$235,618
Preferred stock issued for satisfaction of accrued expenses		$-		$-	$110,000
Unrealized gain and currency exchange gain on equity investment available-for-sale		$(5,788,216)		$-	$-
Receivable recorded for sale of equity investment		$1,346,192		$-	$1,346,192
Derivative liability for warrants, convertible feature of preferred stock and convertible feature for certain convertible debt reclassed from equity due to SFAS 133 derivative indeterminate shares		$-		$-	$916,505

See notes to consolidated financial statements

DNAPrint Genomics, Inc.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

DNAPrint Genomics, Inc. (“DNAP Utah”) was initially incorporated under the laws of the State of Utah on January 3, 1983 as Lexington Energy, Inc, and subsequently changed its focus to human genome sciences.  In connection with this change in focus, on July 15, 2000, DNAP Utah acquired DNAPrint Genomics, Inc. a Florida corporation (“DNAP Florida”).  On June 17, 2005, we acquired Trace Genetics, Inc. (“Trace Genetics”).   DNAP Florida and Trace Genetics specialize in the research and development of genomic products and provide scientific services and tests to the genealogy, forensic, pharmaceutical and genetics markets.  On October 6, 2005, we formed DNAPrint Pharmaceuticals, Inc., a wholly-owned pharmaceutical subsidiary focused on personalized medicine.  On October 25, 2005, we acquired all of the stock of Kenna Technologies, Inc. (“Kenna”).  Kenna develops software and related technologies for building computational models that mimic complex biological systems.   On November 30, 2005, we acquired certain assets of a Canadian company which are used in our drug and diagnostic discovery business.  We formed Ellipsis Biotherapeutics Corporation (“Ellipsis”) a Toronto-based corporation to acquire these assets.   As a result of these acquisitions, the accompanying consolidated financial statements include the accounts of DNAP Utah and all of its wholly-owned operating subsidiaries (collectively referred to as “we”, “us”, “our”, “DNAP”). All significant intercompany accounts and balances have been eliminated in consolidation.

DNAPrint Genomics Inc. has been and continues to be a development stage company as described in Financial Accounting Standards Board Statement No. 7.  We continue to devote substantially all of our efforts to initiating and developing our planned principal operations.  While we have some sales of our consumer products, forensic products and genotyping services, our pharmacogenomics products are where we anticipate our main revenues to come from and these products are still in development.

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

Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended, September 30, 2007 and 2006, and the period December 10, 1998 through September 30, 2007, (b) the financial position at September 30, 2007, and (c) cash flows for the nine-month periods ended September 30, 2007 and 2006, and the period December 10, 1998 through September 30, 2007, have been made.

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

The results of operations and cash flows for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2007.

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

The following information is presented for the non-vested stock options for the three and nine months ended September 30, 2007:

	Three Months ended September 30, 2007		Nine Months ended September 30, 2007
	Number of Shares	Weighted Avg. Grant-date Fair Value	Number of Shares	Weighted Avg. Grant-date Fair Value
Non-vested stock options at beginning of period	61,956,447	$0.01	-	$-
Forfeited during the period	-	$-	-	$-
Vested during the period	(24,000,000)	$0.01	(40,000,000)	$.01
Granted during the period		$-	77,956,447	$.01
Non-vested stock options at end of period	37,956,447	$0.01	37,956,447	$.01

The following information is presented for the stock option activity for 2007:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	64,827,644	$0.04
Granted	-	$-
Forfeited	-	$-
Outstanding at March 31, 2007	64,827,644	$0.04
Granted	77,956,447	$0.01
Forfeited	-	$-
Outstanding at September 30, 2007	142,784,091	$0.02	8.8 years	$-
Outstanding exercisable at September 30, 2007	104,827,644	$0.03	8.6 years	$-

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

During the three and nine months ended September 30, 2006, we recognized compensation expense of $3,543 and $16,282, respectively for the fair value of stock options over the vesting period.  During the three and nine months ended September 30, 2007, we recognized compensation expense of $190,758 and $317,933, respectively for the fair value of stock options over the vesting period.  Due to our net loss position, there was no tax effect recognized.

No options were exercised during 2006 and 2007.

At September 30, 2007, we have $279,956 of unrecognized compensation costs related to non-vested awards which we expect to expense over the next four years.

Sales Concentration

One of our genotyping customers accounted for 15% of our total revenue during the nine months ended September 30, 2007.  One of our service providers accounted for 26% of our total revenue during the first nine months of 2007.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a negative working capital of $9,352,105 and accumulated deficit during the development stage of $38,792,673 at September 30, 2007, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We plan to raise additional capital for the research and development of our pharmacogenomics products.  We anticipate that the funding we expect to receive from the put notices to Dutchess, the proceeds from the sale of the Biofrontera equity investments and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.  However, the rate of progression on the research and development will depend on our ability to raise additional capital.  Additionally, at September 30, 2007, we are in default of our notes payable with Dutchess and are delinquent on lease payments, certain payments on research and development agreements and certain accounts payable.   There can be no assurance that we will be able to raise additional capital or that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements.  We sold the Biofrontera shares that we owned and are scheduled to receive a total of €943,240 (approximately $1.3 million USD). At September 30, 2007, the receivable from sale of investments was 43% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

NOTE C – LOSS PER COMMON SHARE

Common stock equivalents in the three- and nine-month periods ended September 30, 2006 and 2007 were anti-dilutive due to the net losses sustained by us during these periods, thus the diluted weighted average common shares outstanding in this period is the same as the basic weighted average common shares outstanding.  At September 30, 2007 and 2006, a total of 215,503,338 and 323,149,861, respectively, potential common stock shares that are issuable upon the exercise of warrant and options and conversion of debt to common stock.  These potential common stock shares may dilute future earnings per share.

The number of common stock shares the convertible notes could be converted into was estimated using the conversion price at September 30, 2007 or 2006 as applicable.  The conversion price varies based upon the price of our common stock.

NOTE D – INVESTMENT IN BIOSERVEDNAPRINT, LLC

During September 2007, DNAPrint and Bioserve Biotechnologies, LTD entered into an operating agreement and formed BioserveDNAPrint, LLC.  Each party owns 50% of the LLC.  DNAPrint and Bioserve Biotechnologies, LTD will jointly develop and commercialize certain products together in this newly formed company. At September 30, 2007, there were no operations in this company.

NOTE E – NOTES PAYABLE AND CONVERTIBLE DEBT

Dutchess Notes Default

If there is an event of default with any promissory note to Dutchess, Dutchess has the right to convert the residual amount to a convertible debenture which can convert into our common stock at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date.  At September 30, 2007, all of the Dutchess notes which total $4,380,758 were not paid when due.  Dutchess has the right to switch the residual amount of these notes to a three-year convertible debenture; however, they have not exercised this right at September 30, 2007 nor at the time this report was issued.

Since we are in default of $4,380,758 of Dutchess Notes due to not making the minimum principal payments, the Dutchess documents purport to give Dutchess the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at September 30, 2007 nor at the time this report was issued.  At September 30, 2007, we recorded a default penalty accrual in the amount of $1,729,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that the Dutchess documents purport to give Dutchess the right to charge us and this estimate may change with time.  Dutchess has the right to convert the $1,729,500 of potential liquidated damages to a convertible debenture which can convert into our common stock at the lesser of (i) fifty percent of the lowest closing bid price during the fifteen trading days immediately preceding the maturity date or (ii) 100% of the lowest bid price for the twenty trading days immediately preceding the conversion date.  These potential liquidated damages are recorded at fair value in accordance with FASB 155, Accounting for Certain Hybrid Financial Instruments, as amended.

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

NOTE F – OTHER EQUITY TRANSACTIONS

Dutchess Put Notices

On September 28, 2004, we entered into an investment agreement with Dutchess.  The 2004 Dutchess agreement provided that we from time to time may deliver a put notice to Dutchess, and Dutchess is obliged to purchase the dollar amount of common stock set forth in the notice.  During the nine months ended September 30, 2007, we exercised put notices in accordance with our agreement and received $764,794 of cash proceeds for which we issued 67,294,038 shares of our common stock to Dutchess.  For the nine months ended September 30, 2007, $480,875 of proceeds from these puts were used to reduce the notes payable outstanding with Dutchess and the remaining proceeds were used for operating capital. This 2004 Dutchess investment agreement expired during May 2007 and we entered into a 2007 Dutchess investment agreement as described above.

Conversion of Debenture and Exercise of Warrants

During the first nine months of 2007, La Jolla converted $27,161 of convertible debentures into our common stock and exercised non-detachable warrants to purchase 107,419 shares of our common stock.  The combined transactions resulted in our issuing 18,124,551 shares of our common stock, we received $96,686 of cash and we reduced the prepaid warrant account by $9,488.

Stock Subscribed

During the nine months ended September 30, 2007, we issued 90,000 shares of our common stock that were issuable at December 31, 2006.

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

Stock Issued in Payment of Certain Legal, Consulting fees and Accrued Interest

On February 15, 2007, we entered into an agreement to pay certain legal fees with up to 8,000,000 shares of our registered common stock.  During the nine months ended September 30, 2007, we issued 1,380,630 shares of our common stock as payment of $8,035 accounts payable and $13,779 of legal services.  These shares had a quoted market price of $0.016 per share.

On March 1, 2007, we entered into an agreement to pay certain consulting services with up to 30,000,000 shares of our registered common stock.  During the nine months ended September 30, 2007, we issued 25,613,666 shares of our common stock as payment of $73,872 accounts payable and $186,544 of consulting services.  These shares had quoted market prices that ranged from $0.006 to $0.014 per share.

NOTE G - COMMITMENTS

Dutchess Note payments

Up to 40% of the proceeds from the sale of the Biofrontera shares are required to be used to pay down the principal payment of the Dutchess notes.

Consulting Agreement with Dr. Arthur Sytkowski

Effective August 1, 2007, we entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel to consult on the development of a new, more potent and longer acting form of EPO.  Under the consulting agreement, Dr. Sytkowski has agreed to perform certain consulting services, including advising on medical, regulatory and patent issues, training personnel and providing assistance with EPO research and development. In exchange for the services, we will pay Dr. Sytkowski $10,000 a month for twelve months, five annual incentive payments of $25,000 each and certain milestone payments linked to our progress under the Beth Israel license in developing marketable products from the licensed EPO technology.  The total of all payments to Dr. Sytkowski under the agreement, assuming all milestones are reached, is $370,000. The milestone payments will be reduced - dollar for dollar - to the extent Dr. Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.  At September 30, 2007 we had paid $70,000 of this cost.

NOTE H - CONTINGENCIES

We are involved in certain legal action arising in the ordinary course of business. We are defending these proceedings.  While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business, on our consolidated financial position or on our results of operations.

NOTE I – OTHER

Dutchess Letter of Agreement

On July 20, 2007, we entered into a letter agreement with Dutchess whereby Dutchess agreed to the transfer of certain assets in our Pharmaceutical division to DNAPrint Pharmaceuticals, Inc. (“Pharmaceuticals”) and released their security interest in such assets and in the common stock of Pharmaceuticals.  For this, within 45 days after the end of each calendar quarter, we shall pay to Dutchess a payment on the Dutchess notes equal to the sum of i) 80% of the royalty income paid to us by Pharmaceuticals during the preceding calendar quarter and ii) 4% of all other cash received by us from sales of goods or services during the preceding calendar quarter.  Also, on the date on which the common stock of Pharmaceuticals either (i) becomes subject to the reporting requirements of Section 12 of the Securities Exchange Act of 1934, or (ii) becomes listed or eligible for trading on any exchange or other trading system (the “Pharmaceuticals Issuance Date"), we shall cause Pharmaceuticals to issue to Dutchess warrants to purchase two million shares of Pharmaceuticals common stock, at an exercise price of $0.01 per share, expiring July 31, 2012.  Such warrants shall be issued in full payment of the Incentive Debentures, and immediately upon the issuance of such warrants, any and all Dutchess Incentive Debentures shall be discharged in full, and Dutchess shall surrender to us the original executed Dutchess Incentive Debentures.  If the balance on the Dutchess Incentives Debentures as of the Pharmaceuticals Issuance Date is less than $2 million (such difference being referred to as the "Shortfall"), then on such date, we shall be deemed to have made a principal payment on the Dutchess Notes in the amount of the Shortfall.

On the Pharmaceuticals Issuance Date, we shall cause Pharmaceuticals to issue to Dutchess up to two million shares of Pharmaceuticals common stock as payment of amounts due under the Dutchess Notes; provided, however, in no event shall we be required to issue to Dutchess shares having a value in excess of the amounts then due under the Dutchess Notes.  For purposes of determining the amount of such payment, the Pharmaceuticals common stock shall have a deemed value equal to the gross sales proceeds realized by Dutchess upon its disposition of such stock.

NOTE J – RELATED PARTY TRANSACTIONS

During the third quarter of 2007, we hired Dr. Mark Froimowitz.  In 2005, we had entered into a licensing agreement with Dr. Froimowitz whereby we owe him up to $400,000 for license fees, maintenance fees and milestone payments.

NOTE K – SUBSEQUENT EVENTS

Grant of Options

On October 22, 2007, the DNAPrint Pharmaceuticals, Inc. Board of Directors granted ten-year options to certain of our management and employees to purchase 900,000 shares of our common stock at an exercise price of $0.01.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in our most recent Annual Report on Form 10-KSB, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the factors discussed in this Form 10-QSB Quarterly Report and in other documents which we file with the Securities and Exchange Commission.

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

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2006 and September 30, 2007 and the financial statements for the three and nine months ended September 30, 2007 and 2006 included with this Form 10-QSB.

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

We entered into an exclusive licensing agreement with Dr. Mark Froimowitz to develop a series of compounds targeting the clinical development of enhanced pharmaceuticals for the treatment of drug addiction, attention deficit hyperactivity disorder, or ADHD, and depression.  The licensed compounds are analogs of Ritalin, a well-known drug used for treatment of ADHD.  The analogs are designed specifically to have a slow onset and increased half-life in the bloodstream, thus reducing a patient’s required daily dosage and the potential for drug abuse.  We have the exclusive right to develop, use, market and sell products derived from the licensed compounds.  During the third quarter of 2007, Dr. Froimowitz became an employee of DNAPrint.

We entered into an exclusive license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. Under the Harvard license agreement, we have the exclusive right to develop market and sell products and services derived from the research.  During December 2006, we had been given notice of default by Harvard which stated that we must pay a substantial portion of the outstanding balance by the end of February 2007, or Harvard may exercise their right of termination of the agreement.  We are currently operating under a schedule that requires us to pay them $100,000 per month.  At September 30, 2007, we owed them $156,096.

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

During September 2007, we established BioserveDNAPrint, LLC, a joint venture agreement between BioServe Biotechnologies, Ltd and DNAPrint.  This entity is owned 50% by each party and was established to jointly develop and commercialize certain products.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Cost of Sales

During the three months ended September 30, 2007 and 2006, revenues were $227,562 and $651,753, respectively. A $424,191 or 65% decrease in revenues for the third quarter of 2007 compared to the same quarter from the prior period.  During the nine months ended September 30, 2007 and 2006, revenues were $1,405,562 and $1,907,354, respectively. A $501,792 decrease in revenues for the nine months ended September 30, 2007 compared to the same period of the prior year.  In addition to the revenues recognized in the accompanying statement of operations, we also have recorded deferred revenues of $253,746 as of September 30, 2007.  Deferred revenue is recorded when a prepaid or billed order has been received, but all the services have not been completed as of September 30, 2007. The majority of the deferred revenue will be recognized as revenue during 2007.

The decrease of $424,191 in revenues for the three months ended September 30, 2007 compared to the same period in the prior year is mainly the result of our genotyping revenues decreasing by $227,390, AncestryByDNATM 2.5 revenues decreasing by $119,492, EuroDNATM 1.0 revenues decreasing $61,206, MtDNA™ revenues decreasing $9,846, Y SNP revenues decreasing $500, and forensics and other revenue decreasing $5,757.

The decrease of $501,792 in revenues for the nine months ended September 30, 2007 compared to the same period in the prior year is mainly the result of our AncestryByDNATM 2.5 revenues decreasing by $235,297, EuroDNATM 1.0 revenues decreasing $20,562, MtDNA™ revenues decreasing $17,882, Y SNP revenues decreasing $4,230, genotyping services revenues decreasing $303,382 and forensics revenue decreasing $7,417.  These decreases were offset by an increase in our Ancient DNA revenues of $72,075 and an increase in other income of $14,903 compared to the same period in the prior year.

Genotyping sales were generated primarily through one customer during 2007.  The decrease of genotyping services of $303,382 during the nine months ended September 30, 2007 compared to the same period in 2006 was the result a large project completed during the first quarter of 2006.    One of our customers accounted for 15% of our total revenue during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007 compared to the same period in 2006, sales of our consumer services decreased by $277,971.  We have not been featured in as many articles and television spots which is where the consumers are made aware of our products, thus our consumer revenue has been lower.  Our consumer products are a discretionary service which as the consumer budget tightens our products sales decrease as consumers decrease their discretionary spending.  We currently contract with distributors who also sell our consumer products as well as advertise on the Internet and in paper-based publications (i.e. through Google and Family Tree magazine) to grow sales of our consumer products.  Our consistent sales come through our distributors.  We will also continue to pursue adding distributors to increase our sales volume of our consumer products. One of our distributors accounted for 26% of our total revenue during the first nine months of 2007.

During June 2007, we introduced our new product EuropeanDNA 2.0 which examines 1,349 markers (our EurasianDNA 1.0 test examines 320 markers). This EuropeanDNA 2.0 test will ultimately reveal more detailed European ancestry from Southeastern Europe (SEE - from western Spain through Italy, Greece and Turkey to Armenia, including those with Jewish heritage from that area [i.e. not Jewish as a religion]), Iberia (IB - most of Spain and Portugal), the Basque region (BAS) along the Pyrenees Mountains between Spain and France, Continental Europe (CE - including Ireland and Great Britain plus most of the countries of Europe such as Germany, France, the Netherlands, Switzerland, etc.), and Northeastern Europe (NEE) - Poland, the Baltic Countries, Norway, Sweden, Finland (including Lapland) and western Russia.  The EuropeanDNA 2.0 test does not replace our EurasianDNA 1.0 test, but complements it.  The first batch of results will be sent out in the fourth quarter of 2007.

During the nine months ended September 30, 2007 compared to the same period in 2006, sales of our forensic services decreased by $7,417. We continue to market our forensic services and during October 2007, we put our application in for ISO accreditation for our laboratory. When we achieve accreditation of our laboratory, this will enable us to expand our forensic offerings to the law enforcement community. During the third quarter of 2007, we engaged one forensic distributor to assist us in marketing our services to the forensic community.

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

During the three and nine months ended September 30, 2007 compared to the same period in 2006, cost of sales decreased by $199,425 and $194,093, respectively. The cost of sales as a percentage of revenue was 81% and 70% for the nine months ended September 30, 2007 and 2006, respectively.

The gross profit was (6,588) for the three months ended September 30, 2007 compared to $218,178 for the three months ended September 30, 2006. The negative gross profit for the three months ended September 30, 2007 was the result of low revenues for the quarter that did not cover the fixed costs.

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

Research and Development Expenses

During the three and nine months ended September 30, 2007 compared to the same period in the prior year research and development (R&D) expenses decreased $830,978 and $1,896,744, respectively.  The decrease of $1,896,744 in R&D during the nine months ended September 30, 2007 compared to the period in the prior year resulted primarily from approximately $1,352,000 of lower costs invested in our EPO project, approximately $31,000 of lower costs invested in our diabetes project, approximately $197,000 of lower costs invested in our PT-500 projects, approximately $96,000 of lower costs invested in post operative nausea and vomiting project, $108,000 of lower costs invested in samples, $382,000 lower costs invested in direct materials, $243,000 higher costs for options granted during 2007 and $26,000 of higher costs of other items.

The decrease of $830,978 in R&D during the three months ended September 30, 2007 compared to the period in the prior year resulted primarily from approximately $921,000 of lower costs invested in our EPO project, approximately $35,000 of higher costs invested in our diabetes project, approximately $124,000 of lower costs invested in our PT-500 projects, approximately $24,000 of lower costs invested in post operative nausea and vomiting project, approximately $82,000 of lower costs invested in direct materials, $127,000 of higher costs for options granted during 2007 and $158,000 higher costs of other items.

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

We entered into a consulting agreement with Dr. Arthur Sytkowski, the Director of Beth Israel, to consult on the EPO project. In exchange for his services,  we pay Dr. Sytkowski $10,000 a month,  five annual incentive payments of $25,000 each, and certain  milestone  payments totaling $125,000 linked to our progress under  the Beth  Israel  license  in  developing  marketable  products  from the licensed EPO  technology.  The milestone payments will be reduced - dollar for dollar - to the extent Dr.  Sytkowski receives payments from Beth Israel relating to the same milestone events under the Beth Israel license.  At September 30, 2007 we had a remaining commitment of $300,000.  On March 1, 2007, we entered into a letter agreement with Dr. Sytkowski whereby he agreed to accept shares of our common stock in lieu of payments due under the consulting agreement.

During late March 2006, we entered into a service agreement with KBI BioPharma for services to be provided totaling $2,840,000 of which $576,372 has been paid and $816,671 has been accrued.  KBI will provide us services for the production development of EPO.  KBI has placed this project on hold awaiting payment of the amounts owed.

During July 2006, we entered into a collaborative research agreement with Beth Israel to provide four researchers to us to conduct certain research work related to our EPO research. This project will cost approximately $600,000. At September 30, 2007, we had a remaining commitment of approximately $293,718 which is accrued.

We entered into an exclusive licensing agreement with Dr.  Mark  Froimowitz  to  develop a series of  compounds targeting the clinical development of enhanced pharmaceuticals  for the treatment of  drug  addiction,   ADHD  and depression. We are obligated to pay the licensor a 2% quarterly royalty fee on the net sales of products covered by the license. Minimum annual maintenance fees of $25,000 are required for the license term, but will be deducted from royalties. Additionally,  the license  requires  progress  payments  of up to  $275,000  upon  the  successful development and approval of licensed  products. The license’s initial five-year term is supplemented by options capable of extending the license term for up to twenty years.  At September 30, 2007 we had a remaining commitment of $400,000 of which $25,000 is accrued.

We entered into an exclusive research sponsorship and license agreement with Harvard College through the Laboratory for Translational Research at Harvard Medical School. The Harvard license agreement provides for sponsored research and the clinical development and commercialization of a diagnostic test targeting early identification of the population at risk of developing vascular diabetic complications. The research will be conducted under the supervision of Dr. Jose Halperin. The remaining sponsored research payments total approximately $1.4 million and will be paid in monthly installments of approximately $100,000 through February 2008 and then $70,000 thereafter.  We have accrued for $156,096 of these costs at September 30, 2007.

Under the Harvard license agreement, we have the exclusive right to develop, market and sell products and services derived from the research. We must pay Harvard a 6% royalty on the net sales of products and services covered by the license and 30% of all non-royalty sublicense income. We are also required to pay escalating minimum annual license maintenance fees totaling $850,000 through January 1, 2012. We are obligated to make annual license maintenance fees of $250,000 through the Harvard license agreement term, but, beginning January 1, 2013, the annual license fee of $250,000 is credited against royalty payments.  We were given notice of default by Harvard which stated that we must pay a substantial portion of the outstanding balance by the end of February 2007, or Harvard may exercise their right of termination of the agreement.  We are currently operating under a schedule that requires us to pay them $100,000 per month.

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

Selling, general and administrative expenses decreased $460,317 for the third quarter of 2007 compared to the third quarter of 2006 and decreased $971,993 for the nine months ended September 30, 2007 compared to the same period during 2006.  The selling, general and administrative expenses decrease of $971,993 for the nine months ended September 30, 2007 compared to the same period in the prior year was primarily the result of decreased advertising, marketing materials and investor relations costs of approximately $411,000, reduced legal expenses of approximately $552,000 and lower administrative costs of approximately $9,000.

The selling, general and administrative expenses decrease of $460,317 for the third quarter of 2007 compared to the same period of 2006 was primarily the result of decreased advertising, marketing materials and investor relations costs of approximately $93,000, reduced legal expenses of approximately $315,000 and reduced other administrative costs of approximately $52,000.

Interest Expense

During the three and nine months ended September 30, 2007, we recognized an increase of $2,980 and $18,153 of interest expense compared to the same periods in the prior year, respectively.  The increase in interest expense is due mainly to a loan payable that was not outstanding during 2006 but was outstanding during 2007.

Debt Default Penalties

We are in default of each of the Dutchess Notes due to not making the minimum principal payments.  The Dutchess documents purport to give Dutchess the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at September 30, 2007 nor at the time this report was issued.  At September 30, 2007, we had accrued $1,729,500 for these potential liquidated damages which was $414,000 lower than the accrual at December 31, 2006 as we have an agreement with Dutchess that states the maximum penalty is $1,729,500.  This is an estimate and this estimate may change with time.

Intrinsic Value of Convertible Debt and Non-detachable Warrants and Debt Discount Amortization

We recorded interest expense of $199,007 and $465,840 pertaining to the intrinsic value of convertible debt and non-detachable warrants and debt discount amortization during the three months ended September 30, 2007 and 2006, respectively and $922,248 and $2,178,263 during the nine months ended September 30, 2007 and 2006, respectively.  We expect this expense to continue during 2007 at a lower rate than compared to 2006 as we amortize the debt discount on our notes payable.

Amortization of Deferred Financing Fees

During the three months ended 2006, we expensed $54,733 of deferred financing fees related to the La Jolla debenture and Dutchess notes.  During the nine months ended September 30, 2007 and 2006, we expensed $60,857 and $196,411, respectively of deferred financing fees related to the La Jolla debenture and Dutchess notes. We do not expect this expense to continue during 2007 unless we enter into additional notes during the year.

Loss on Fair Market Value Conversion of Debenture to Equity

During 2007, Dutchess converted $319,088 of convertible debenture to 60,000,000 shares of our common stock.  The fair market value based upon the market price of our common stock was $462,502 which resulted in a loss of $143,414.

Gain (loss) on Derivative Contracts, Net

During the three and nine months ended September 30, 2007, we recorded a gain on derivative liabilities of $56,653 and $98,558, respectively related to recording the warrants at fair value during these periods.

During the nine months ended September 30, 2006, we reduced our derivative liability account by and recorded a gain on derivative liabilities of $1,092,015 related to the June 2005 and August 2005 Dutchess notes payable transactions as they were paid in full.

During the three and nine months ended September 30, 2006, we recorded a gain on derivative liabilities of $55,230 and $137,329, respectively related to recording the warrants at fair value during these periods.

During the first quarter of 2006, we converted all of our remaining preferred stock outstanding to common stock at a fair market value of $235,366 and reduced our derivative liabilities by $189,042 which resulted in us recording a loss on derivative liabilities of $46,324.

Gain on Sale of Investments Available-For-Sale

During the first quarter of 2007 we recorded a gain of $4,370,780 related to the sale of the remaining shares of our investment in Biofrontera.   During January 2007, we sold 50,000 shares of Biofrontera stock for proceeds of $644,000.  On February 15, 2007, we sold the remaining 373,324 shares of Biofrontera stock which were recorded as marketable equity securities available-for-sale on the Consolidated Balance Sheet.  These shares were sold for a total of 4,443,240 euros (approximately $5.9 million USD).  We have received 3,500,000 euros at September 30, 2007 and the remaining balance will be paid in the next few months.

Settlement Expense

On September 13, 2006, we settled litigation with Lonnie Bookbinder who had claimed additional compensation from us.  In the settlement agreement, we agreed to issue 1.5 million shares of our common stock and pay $115,000 of cash to him.  We recorded a settlement expense of $133,000 during the third quarter of 2006.

Foreign Currency Gain (Loss)

During the three and nine months ended September 30, 2007, we recorded a foreign currency gains of $89,871 and $177,366, respectively.  During the three and nine months ended September 30, 2006, we recorded a foreign currency gains of $7,605 and $3,992, respectively.  The foreign currency amounts are related mainly to some transactions at our Canadian subsidiary, some note payable transactions that were in a foreign currency and a receivable from sale of investment that was in a foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

General

During the nine months ended September 30, 2007, our operating requirements generated negative cash flow from operations as we continued to engage in testing and development of our products. Our cash used by operating activities for the nine months ended September 30, 2007 was $3,816,478.  We also had principal payments on capital lease obligations of $138,101 and purchases of computer equipment of $3,603.  The resulting cash shortfall was financed primarily through the sale of the Biofrontera investment which provided proceeds of $5,308,183.  We paid back $2,538,354 of notes payable which was financed by the sale of the Biofrontera shares.  The proceeds from common stock of $748,223, net of stock issuance costs resulted from the Dutchess puts and La Jolla exercise of some of their warrants.

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

The non-detachable warrants must be exercised concurrently with the conversion of debt to common stock by La Jolla. La Jolla has the right to exercise warrants equaling fifteen times the dollar amount of the debenture being converted at an exercise price of $1.00.  During the third quarter of 2007, DNAPrint and La Jolla agreed to the conversion of the La Jolla debt to common stock by La Jolla without any exercise of the warrants in order to facilitate the payment of the convertible debt which has a maturity date of November 25, 2007.

Dutchess Default

We are in default of $4,380,758 of Dutchess Notes due to not making the minimum principal payments. The Dutchess documents purport to give Dutchess the right to charge us liquidated damages of up to 30% of the face amount of these notes.  Dutchess has not exercised this right at September 30, 2007 nor at the time this report was issued.  At September 30, 2007, we had accrued $1,729,500 for these potential liquidated damages.  This is an estimate based upon the maximum amount that Dutchess could charge us and this estimate may change with time.

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

Sale of Biofrontera Shares

During February 2007, we reached an agreement to sell the remaining shares of Biofrontera stock. We are scheduled to receive 943,240 Euros through October 2007.  Approximately 40% of these proceeds are required to be used to pay on the Dutchess debt.

Overview

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a negative working capital of approximately $9,352,105 and accumulated deficit during the development stage of $38,792,673 at September 30, 2007, and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years.  Over the past few years, our operations have been funded through related party funding, sales of common and preferred stock, sales of investments, the issuance of notes, put notices to Dutchess Private Equities Fund, II, L.P (“Dutchess”), the issuance of convertible debentures and the conversion of the debenture into common stock and the related exercise of non-detachable warrants.

We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We plan to raise additional capital for the research and development of our pharmacogenomics products.  We anticipate that the funding we expect to receive from the put notices to Dutchess, the proceeds from the sale of the Biofrontera equity investments and the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will fund our operating activities through 2007.  However, the rate of progression on the research and development will depend on our ability to raise additional capital.  Additionally, at September 30, 2007, we are in default of our notes payable with Dutchess and are delinquent on lease payments, certain payments on research and development agreements and certain accounts payable.   There can be no assurance that we will be able to raise additional capital or that the minimum conversions of the outstanding debenture into common stock and the related exercise of the non-detachable warrants will continue, and the put notices to Dutchess will be funded or that we will have the cash flow to meet our operating requirements.  We sold the Biofrontera shares that we owned and are scheduled to receive a total of €0.9 million (approximately $1.3 million USD) through October 2007. At September 30, 2007, the receivable from sale of investments was 43% of our total assets.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Capital Expenditures

At this time, during the remainder of 2007, we do not anticipate expending any additional monies on large capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2007, we have no off-balance sheet arrangements.

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

On August 22, 2007, a final order of dissolution of temporary injunction and dismissal of action with prejudice was executed.  This closed the matter with each party paying their own legal expenses.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

During the third quarter of 2007, we issued 35,000,000 shares of common stock to Dutchess Private Equities Fund, II, L.P. in conjunction with the conversion of an incentive debenture into common stock.  The fair market value of the incentive debenture converted was $343,702.

On September 24, 2007, we granted Wall Street Group warrants to acquire 16,666,667 shares of common stock as consideration for Wall Street Group’s investor relation services.  The warrants have an exercise price of $0.006 per share and expire five years from the grant date. These warrants were valued at $94,852 based upon the Black Scholes Pricing Model.

During the third quarter of 2007, we issued to Arthur J. Sytkowski, a consultant, a total of 10,943,307 shares of our common stock in exchange for $74,868 we owed him for his consulting services.

During the third quarter of 2007, we issued to Mark Shriver, a consultant, a total of 7,500 shares of our common stock in exchange for $54 we owed him for his consulting services.

During the third quarter of 2007, we issued 5,399,026 shares of common stock in conjunction with the convertible debenture and warrants with La Jolla and received $6,686 of cash proceeds and converted $24,445 of convertible debentures.

The securities issued in the foregoing transactions were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

•

the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

•

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable  effort or expense that is necessary to verify the accuracy of information furnished;

•

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule502(d)2;

•

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

•

we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

At September 30, 2007, we had notes payable in the amount of $4,380,758 to Dutchess that we were in default on due to the notes expiring.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

10.1	Consulting Services Agreement between the Company and Dr. Arthur Sytkowski, dated August 1, 2007 (filed herewith).

10.2	Operating Agreement of BioserveDNAPrint, LLC between the Company and BioServe Biotechnologies, Ltd, dated September 30, 2007 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Richard Gabriel

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Karen L. Surplus

32.1	Section 1350 Certification, Richard Gabriel

32.2	Section 1350 Certification, Karen L. Surplus

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007	DNAPrint Genomics, Inc.
Registrant

/s/ Richard Gabriel
Richard Gabriel
President and Chief Executive Officer

November 14, 2007	/s/ Karen L. Surplus
Karen L. Surplus
Chief Financial Officer